Form 10QSB
period 2007-09-30
Kraig Biocraft Laboratories, Inc
filed 2007-11-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

Commission File Number: 000-30790
______________

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	83-0459707
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

N120 N. Washington Square, Suite 805 Lansing, Michigan 48933
(Address of principal executive offices)

(517) 336-0807
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2007 is 49,934,850  shares of common stock.

KRAIG BIOCRAFT LABORATORIES, INC.
FORM 10-QSB

Except as otherwise required by the context, all references in this report to “we”, “us”, “our”, “CHID”, ”China Digital” or “Company” refer to the consolidated operations of China Digital Communication Group, a Nevada corporation, and its wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2007AND THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2006 AND THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE PERIOD FROM APRIL 25, 2006 TO SEPTEMBER 30, 2006 AND FOR THE PERIOD FROM APRIL 25, 2006  (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	5 - 14	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$201,335
Prepaid expenses	150
Total Current Assets	201,485

Total Assets	$201,485

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and Accrued expenses	$249,226
Payroll Tax Payable	20,594
Total Current Liabilities	269,820

Commitments and Contingencies	-

Stockholders' Deficiency
Preferred stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock Class A, no par value; 60,000,000 shares authorized,
49,934,850 shares issued and outstanding	779,050
Common stock Class B, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-
Additional paid-in capital	42,060
Deficit accumulated during the development stage	(889,445)

Total Stockholders' Deficiency	(68,335)

Total Liabilities and Stockholders' Deficiency	$201,485

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development StageCompany)
Condensed Statements of Operations
(Unaudited)

				For the Period	For the Period
	Three Months Ended September 30,		Nine Months Ended	from April 25, 2006 (Inception) to	from April 25, 2006 (Inception) to
	2007	2006	September 30, 2007	September 30, 2006	September 30, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	9,529	-	27,138	-	34,981
Professional Fees	38,775	-	40,275	-	40,275
Officer's Salary	49,025	-	147,075	-	396,843
Contract Settlement	-	-	-	-	107,143
Payroll Taxes	946	-	8,421	-	8,421
Research and Development	40,925	140,000	136,093	155,780	301,006
Total Operating Expenses	139,200	140,000	359,002	155,780	888,669

Loss from Operations	(139,200)	(140,000)	(359,002)	(155,780)	(888,669)

Other Expense
Interest Expense	-	-	(122)	-	(776)
Total Other Income	-	-	(122)	-	(776)

Provision for Income Taxes					-

Net Loss	$(139,200)	$(140,000)	$(359,124)	$(155,780)	$(889,445)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	41,877,454	34,233,924	38,206,293	34,023,420

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2007
(Unaudited)

								Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B			Accumulated during
	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	180

Stock issued for services	-	-	1,750,000	140,000	-	-	-	-	140,000

Stock issued for services			70,000	5,600	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-

Stock issued for cash	-	-	400	200	-	-	-	-	200

Stock issued for cash	-	-	400	200	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	126,435	(530,321)	(257,706)

Stock issued for cash			175,000	15,000	-	-	-	-	15,000

Stock issued for cash			1,200,000	103,000	-	-	-	-	103,000

Stock issued for cash			900,000	3,000	-	-	-	-	3,000

Stock issued for cash			187,500	15,000	-	-	-	-	15,000

Stock issued for cash			187,500	15,000	-	-	-	-	15,000
									-
Stock issued for services			200,000	16,000	-	-	-	-	16,000

Stock issued for cash			1,312,500	105,000	-	-	-	-	105,000

Stock issued for cash			8,049,500	241,485	-	-	-	-	241,485

Stock issued for cash			20,000	600					600

Stock issued for c ash			830,000	24,900	-	-	-	-	24,900

Stock issued for cash			2,500	75	-	-	-	-	75

Stock issued for cash			12,000	360	-	-	-	-	360

Stock issued for cash			102,500	3,075					3,075

Stock issued in connection to cash offering			2,812,500	84,375	-	-	(84,375)	-	-

Stock issued for services			60,000	6,000	-	-	-	-	6,000

Net loss, nine months ended September 30, 2007			-	-	-	-	-	(359,124)	(359,124)

Balance, September 30, 2007	-	$-	49,934,850	$779,050	-	$-	$42,060	$(889,445)	$(68,335)

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the Period From April 25,	For the Period from April 25,
	For the Nine Months Ended	2006 (Inception) to	2006 (Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(359,124)	$(155,780)	$(889,445)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	22,000	145,780	294,215
Changes in operating assets and liabilities:
Increase in prepaid expenses	(150)	-	(150)
Increase in payroll taxes payable	20,594	-	20,594
Increase in accounts payable and accrued expenses	1,130	-	249,226
Net Cash Provided by (Used In) Operating Activities	(315,550)	(10,000)	(325,560)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	10,000	10,000
Repayments of Notes Payable - Stockholder	(10,000)	-	(10,000)
Proceeds from issuance of common stock	526,495	400	526,895
Net Cash Provided by Financing Activities	516,495	10,400	526,895

Net Increase (Decrease) in Cash	200,945	400	201,335

Cash at Beginning of Period/Year	390	-	-

Cash at End of Period/Year	$201,335	$400	$201,335

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS

During the period ended December 31, 2006, a principal stockholder contributed 1,166,650 shares of common stock to the Company as an in kind contribution of stock.  The shares were retired by the Company.

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months. The Company has issued 2,812,500 additional shares through September 2007 as a result of the subsequent stock issuances  in the amount of $84,375 ($0.03/share).

See accompanying notes to condensed financial statements

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2007 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

(B) Organization

Kraig Biocraft Laboratories, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Wyoming on April 25, 2006. The Company was organized to develop high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries.

Activities during the development stage include developing the business plan, negotiating intellectual property agreements and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(D) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2006, the effect of 4,200,000 warrants was anti –dilutive and not included in the dilutive weighted average calculation.  As of September 30, 2007, the Company does not have any dilutive securities outstanding.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123(R), which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

In June 2007, the Emerging SEC’s Issues Task Force (“EITF”) issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 provides guidance for upfront payments related to goods and services of research and development costs and is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-3 on its financial statements.

In June 2007, the EITF issued EITF No. 07-01, Accounting for Collaborative Arrangements, (“EITF 07-1”). EITF 07-1 provides guidance for companies in the biotechnology or pharmaceutical industries that may enter into agreements with other companies to collaboratively develop, manufacture, and market a drug candidate (Collaboration Agreements) and is effective for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 07-01 will have an effect on its financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of FAS 157 to significantly affect its financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115 (“FAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect FAS 159 will have on our consolidated financial position and results of operations

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(K) Concentration of Credit Risk

The Company at times has cash in bank in excess of FDIC insurance limits. At September 30, 2007 the Company had approximately $101,335 in excess of FDIC insurance limits.

NOTE 2                  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $68,335 and used $325,560 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3                 STOCKHOLDERS’ DEFCIT

                                (A) Common Stock Issued for Cash

On January 8, 2007 the Company issued 175,000 shares of common stock for $15,000 ($0.08/share).  This agreement was subsequently terminated effective May 23, 2007.

 On January 22, 2007 the Company issued 1,200,000 shares of common stock for $103,000 ($0.08/share).   In addition, 900,000 shares were issued for $3,000 ($0.0033/share).

On April 4, 2007, the Company issued 187,500 shares of common stock for cash of $15,000 ($0.08 per share).

On April 20, 2007, the Company issued 187,500 shares of common stock for cash of $15,000 ($0.08 per share).

On A 29, 2007, the Company issued 200,000 shares of common stock for cash of $16,000 ($0.08 per share).

On May 18, 2007, the Company issued 1,312,500 shares of common stock for cash of $105,000 ($0.08 per share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On April 28, 2006, the Company issued 800 shares of common stock for cash of $400 ($0.50 per share).

On August 28, 2007 the Company entered into a stock purchase agreement to issue 8,049,500 shares common stock in the amount of $241,485 ($0.03/share).

On August 29, 2007 the Company entered into a stock purchase agreement to issue 20,000 shares common stock in the amount of $600 ($0.03/share).

On August 29, 2007 the Company entered into a stock purchase agreement to issue 830,000 shares common stock in the amount of $24,900 ($0.03/share).

On September 1, 2007 the Company entered into a stock purchase agreement to issue 2,500 shares common stock in the amount of $75 ($0.03/share).

On September 5, 2007 the Company entered into a stock purchase agreement to issue 12,000 shares common stock in the amount of $360 ($0.03/share).

On September 12, 2007 the Company entered into a stock purchase agreement to issue 102,500 shares common stock in the amount of $3,075($0.03/share).

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months. The Company has issued 2,812,500 additional shares through September 2007 as a result of the subsequent stock issuances in the amount of $84,375 ($0.03/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 33,229,200 shares of common stock to its founder having a fair value of $180 ($0.00005/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of September 30, 2007 the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option.
 (See additional commitments in Note 4)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of September 30, 2007 the Company 60,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.10/share).

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 1,166,650 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

(E) Common Stock Warrants

During 2006, the Company issued 4,200,000 warrants to an officer under his employment agreement.   The Company recognized an expense of $126,435 for the period from inception to December 31, 2006.  The Company recorded the fair market value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 183%; risk-free interest rates of 4.98%, expected life of one year. The warrants vested immediately.   The options expire between 5 and 9 years from the date of issuance and have an exercise price of between $.21 and $.40 per share. During November 2006, the Company and the officer entered into an amendment to the employment agreement whereby all the warrants were retired.

NOTE 4                  COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share. The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.
Upon the Company’s successful laboratory development of a new silk fiber composed of one or more proteins that are exogenous to a host, the Company will issue 500,000 eight year warrants at an exercise price of $.20 per share and raise executive’s base salary by 14%.

2.
 Upon the Company’s successful laboratory development of a new silk fiber composed of two or more proteins that are exogenous to a host, the Company will issue 600,000 eight year warrants at an exercise price of $.18 per share and raise executive’s base salary by 15%.

3.
Upon the Company’s successful laboratory development of a new silk fiber composed of at least in part of one or more synthetic proteins, the Company will issue 900,000 eight year warrants at an exercise price of $.18 per share and raise executive’s base salary by 18%.

4.
Upon the Company’s successful laboratory development of a new silk fiber composed of at least in part of one or more proteins that are genetic modifications or induced mutations of a host silk proteins, the Company will raise the executive’s base salary by 8%.

5.
Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $35 million for over 120 calendar day period, the executive’s base salary will increase to $225,000.

6.
Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $65 million for over 91 calendar day period, the executive’s base salary will increase to $260,000.

7.
Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $100 million for over 91 calendar day period, the executive’s base salary will increase to $290,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

8.
Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $200 million for over 120 calendar day period, the executive’s base salary will increase to $365,000.

9.
Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $350 million for over 150 calendar day period, the executive’s base salary will increase to $420,000.

On November 6, 2006, the Company entered into an addendum to the employment agreement whereby the officer agreed to retire all stock warrants issued or to be issued under his employment agreement in return for an increase in his severance allowance to $600,000 or seventy five percent of total salary due under the remaining term of the employment agreement, which ever is greater and a death benefit of $300,000 or thirty five percent of the total salary due under the remaining term of the employment agreement.

 In addition, upon expiration or termination of the employment agreement, the Company agrees to keep the officer employed as a consultant for a period of six years at a rate of $4,000 per month with annual increases of 3%. The agreement also calls for certain increase based on milestones reached by the company, including:

1.   If the company achieves gross sales exceeding $10 million or net income exceeding $1 million for any two years within the ten year period after the date of this agreement or a market capitalization in excess of $45 million for over 180 calendar days within six years from the date of this agreement, the term of the consulting agreement will be extended to 10 years.

2.  If the company achieves gross sales exceeding $19 million or net income exceeding $3 million for any two years within the twelve year period after the date of this agreement or a market capitalization in excess of $65 million for over 180 calendar days within six years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $6,500 per month with a 3% annual increase.

3.  If the company achieves gross sales exceeding $38 million or net income exceeding $6 million for any two years within the twelve year period after the date of this agreement or a market capitalization in excess of $120 million for over 180 calendar days within six years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $10,000 per month with a 3% annual increase.

 4.  If the company achieves gross sales exceeding $59 million or net income exceeding $9 million for any year within the twelve year period after the date of this agreement or a market capitalization in excess of $210 million for over 180 calendar days within six years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $15,000 per month with a 3% annual increase.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

5.  If the company achieves gross sales exceeding $78 million or net income exceeding $12 million for any year within the twelve year period after the date of this agreement or a market capitalization in excess of $320 million for over 180 calendar days within six years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $20,000 per month with a 3% annual increase.

(B) License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.    (See Note 3(C)) for equity component of payment)

(C) Royalty Agreement

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that is due on the one year anniversary of the addendum should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2007, the Company has recorded $116,760 in accrued expenses- related party.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On February 1, 2007 the Company entered into a consulting agreement for research and development.  Pursuant to the terms of the agreement, the Company paid $50,000 upon execution.  As of September 30, 2007, the initial payment of $50,000 and the first installment of $50,000 have been paid and an additionally $50,000 is due by October 1, 2007.

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2007 the Company issued 60,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of September 30, 2007, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5                  RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At September 30, 2007, the Company recorded interest expense and related accrued interest payable of $776.

As of September 30, 2007, the loan principle was repaid.  However, the related accrued interest remains outstanding.

During 2006, the Company entered into addendum to the Intellectual Property transaction and agreed to issue the CEO either 20,000 preferred shares or a payment of $120,000 (See Note 4 (C).

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our following plan of operations:

»
We expect to spend approximately $150,000 on collaborative research and development of high strength polymers at the University of Notre Dame over the next twelve months.  We believe that this research is essential to our product development.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

»
We expect to spend approximately $13,800 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months.  We believe that this research is important to our product development.  This level of research spending at the university is also a requirement of our licensing agreement with the university.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Wyoming’s laboratories.

»
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers.  If our financing will allow, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research

»
We will consider buying an established revenue producing company which is operating in the biotechnology arena, in order to broaden our financial base and increase our research and development capability. We expect to use a combination of stock and cash for any such purchase.

»
We will also actively consider pursuing collaborative research opportunities with university laboratories in areas of research which overlap the company’s existing research and development.  One such potential area for collaborative research which the company is considering is protein expression platforms.  If our financing will allow, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our resaerch and development efforts. We cannot guarantee that the resaerch and development efforts described in this Registration Statement will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations for the Three Months Ended September 30, 2007.

Revenue for the three months ended September 30, 2007 was $0.  This compares to $0 in revenue for the preceding period dated from Apri 25, 2006 through September 30, 2006.  No sales are anticipated during the next twelve months as the company will remain in the research and development stage.

Research and development expenses for the nine months ended September 30, 2007 was $136,093.  This compares to $155,780 spent on research and development in the period from April 25, 2006 to September 30, 2006.  The decrease in research and development is primarily attributable to the company entering into a research and development agreement with the University of Notre Dame whereby we are sponsoring research and development within the university’s laboratories.  The decrease in research and development expense is secondarily attributable to payments made to the University of Wyoming for research that we are sponsoring in that university’s laboratories.

Capital Resources and Liquidity

As of September 30, 2007 we had $201,335 in cash.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash.  Completion of our plan of operation is subject to attaining adequate financing.  We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $400,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the research and development of our products.  We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.

However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best of our knowledge, neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

During the quarter ended September 30, 2007 we issued 60,000 shares of common stock, at a price per share of $.10 to Malcom Fraser for services performed.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During the quarter ended September 30, 2007, we issued 2,812,500 shares of common stock, at a price valued at par to Lion Equity Fund, LP.  These shares were issued under an anti-dilution provision of the Securities Purchase Agreement between ourselves and Lion Equity Fund, LP dated May 23, 2007.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 12, 2007, we completed a Regulation D Rule 506 offering in which we sold 9,016,500 shares of common stock to 32 investors, at a price per share of $.03 for an aggregate offering price $270,495. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Sean March	4,000,000
Nicholas G. Kontos	2,250,000
Edward M. Defeudis	830,000
Woodland Hills Fund, SA	600,000
Coral Springs Fund, SA	300,000
Kristin Lee Sirota	10,000
Ann Harvey	10,000
Barry S. Wattenberg	10,000
Lucie Rousse	10,000
Karen E. Gallagher	6,000
Kyan W. Kraus	6,000
Carlos E. Gauch	5,000
Sarah Ferreira	5,000
Caroline Sirota	5,000
Priscila Ferreira	2,500
Gene Defeudis	830,000
Heidi Thompson	5,000
Frank Thompson	5,000
Jonathan Sweet	10,000
Gary Lam	2,500
Frank Dantimo	6,000
Denise M Demarco Dantimo	6,000
Sirota & Associates PA	54,000
JR Acquisitions & Consultants	28,000
Marcos A. Lopez, Jr.	2,500
Olga C. Lopez	2,500
Camila Camargo	2,500
Bizmar Martinez	2,500
Michelle Y. Galletto	2,500
Inversiones G & G Corp.	2,500
Douglas Nicaragua	2,500
Michael L. Price	3,000

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Document Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

KRIAG BIOCRAFT LABORATORIES, INC.

Date: November 14, 2007	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer