Form 10KSB
period 2007-12-31
Kraig Biocraft Laboratories, Inc
filed 2008-03-26
CIK 1413119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-146316

KRAIG BIOCRAFT LABORATORIES, INC.
(Name of small business issuer in its charter)

WYOMING	83-0459707
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 N. Washington Square, Suite 805 Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

(517) 336-0807
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $N/A

Number of shares of the registrant’s common stock outstanding as of December 31, 2007 was: 49,934,850

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business of Issuer

General

Kraig Biocraft Laboratories, Inc. (the "Company") was incorporated under the laws of the State of Wyoming on April 25, 2006. The Company was organized to develop high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries.

The Market

We are focusing our work on the development and production of high performance and technical fiber.  The performance fiber market is currently dominated by two classes of product: aramid fibers and ultra high molecular weight polyethylene fiber.  These products service the need for materials with high strength, resilience, and flexibility.  Because these synthetic performance fibers are stronger and tougher than steel, they are used in a wide variety of military, industrial, and consumer applications.

The users of high performance and technical fiber include the military and police departments, which employ them for ballistic protection.  The materials are also used for industrial applications requiring superior strength and toughness, i.e. critical cables and abrasion/impact resistant components.  These fibers are also employed in safety equipment, and high strength composite materials for the aero-space industry.  The Company anticipates that the materials it is developing will service on many of these same markets.

The Product

It has long been known that certain fibers produced in nature possess unique mechanical properties in terms of strength, resilience and flexibility.  These protein based fibers, exemplified by spider silk, have been the subject of much interest to materials scientists.

We believe that the production of recombinant protein based polymers in commercial quantities holds the promise of a material, which is lighter, thinner, more flexible, and tougher than aramid fibers. Other applications include use as structural material for aircraft, and for any application in which light weight and high strength are required.

While the properties of spider silks are well known, there is presently no known way to produce the fibers in commercial quantity.  The spiders are cannibalistic, and can not be raised in concentrated colonies.

The Technology

While scientists have been able to replicate the proteins that are the building blocks of spider silk, the technological barrier that has stymied production, is the incapacity to form these proteins into a fiber with the desired mechanical characteristics.

We have acquired the right to use the patented genetic sequences and genetic engineering technology developed in two university laboratories.  Our technology builds upon the unique advantages of the discoveries made within the university system.  The university technology, in collaboration with our own concepts and leadership, form the foundations of our research and product development.

We are working to use this genetic engineering technology to create recombinant protein based polymers.  Management is committed to steering the research toward the development of commercial production of spider silks, spider silks analogs and new polymers composed of recombinant proteins. The goal is to create recombinant fibers for use in the technical textiles market.

The Company

The inventor of this technology concept, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc.

Certain patented genetic tools, methods, and proprietary gene sequences invented and discovered by university researchers are pivotal in our work.  We have negotiated and obtained certain exclusive proprietary rights to use the universities’ intellectual property for our product development and commercialization.

The company has entered into a intellectual property and collaborative research agreement with the University of Notre Dame, whereby the genetic work is being conducted in concert with the University and within the University’s laboratories.  The company has also entered into an intellectual property and sponsored research agreement with the University of Wyoming.  Pursuant to these two agreements, the company anticipates that the genetic work will be performed primarily or exclusively within university controlled genetic laboratories.  Also pursuant to these agreements, we have ongoing financial commitments to both universities in connection with the collaborative and sponsored scientific and genetic research.  We are performing our research in cooperation and collaboration with researchers within the two university systems.  At the present time, we do not itself operate any laboratories, and all laboratories are owned and operated by the universities.

We are in the research and development stage.   We currently have no developed products and does not produce any revenue from the sale of products.  Management anticipates that we will remain in the research and development stage for the next two to three years at a minimum.

Employees

We currently have no employees other than Kim Thompson, our sole officer and director.

ITEM 2. DESCRIPTION OF PROPERTY

Kraig Biocraft Laboratories, Inc.  was incorporated in April 2006 in Wyoming. Our business office is located at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of December 31, 2007 49,934,850 shares of common stock are issued and outstanding and held by 39 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Kraig Biocraft Laboratories, Inc. was incorporated in April 2006 in Wyoming. Our business office is located at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950.

We were incorporated in the State of Wyoming in April 2006 and on April 26, 2006 33,229,200 shares of our Class “A” common stock, were issued to Kim Thompson in exchange for intellectual property. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and were issued as founder’s shares. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Thompson had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On April 28, 2006 we issued 400 shares of our Class “A” common stock to Samuel Ching at a price per share of $.50, for an aggregate of $400 cash.  On January 26, 2007 we also issued 2,100,000 shares of our Class “A” common stock to Samuel Ching at a price per share of $.0505 for an aggregate of $106,000.00.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Ching had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On April 28, 2006 we issued 400 shares of our Class “A” common stock to Richard Duzenbury at a price per share of $.50 for an aggregate of $400 cash.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Duzenbury had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On July 5, 2006, pursuant to an Intellectual Property Agreement, we issued 1,750,000 shares of our Class “A” common stock to the University of Wyoming Foundation in exchange for intellectual property.  The Company holds a five year call, dated from May 8, 2006, 700,000 shares held by the University of Wyoming Foundation.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Duzenbury had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 12, 2006, March 21, 2007 and August 1, 2007 pursuant to a Consulting Agreement, we issued an aggregate of 330,000 shares of our Class “A” common stock to Malcolm Fraser for consulting services performed.  Pursuant to the Consulting Agreement, Mr. Fraser is contractually restricted from reselling 175,000 shares for a period of 26 months from February 26, 2007.  In addition, the Consulting Agreement restricts Mr. Fraser from resale of 60,000 shares for a period of 24 following the commencement of public trade of the Company’s stock.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Fraser had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On January 9, 2007, we issued an aggregate of 175,000 shares of our Class “A” common stock to Worth Equity Fund, L.P., at a price per share of $0.0857, for an aggregate of $15,000 cash.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Worth Equity Fund, L.P. had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On May 31, 2007 we issued an aggregate of 1,687,500 shares of our Class “A” common stock to Lion Equity, at a price per share of $0.08, for an aggregate of $135,000 cash.  In addition, on September 12, 2007 we issued an aggregate of 2,812,500 shares of our Class “A” common stock to Lion Equity pursuant to the Securities Purchase Agreement.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Lion Equity had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 12, 2007, we completed a Regulation D Rule 506 offering in which we sold 9,016,500 shares of common stock to 32 investors, at a price per share of $.03 for an aggregate offering price $270,195. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

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

 We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

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

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our research and development efforts. We cannot guarantee that the research and development efforts described in this Registration Statement will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations for the Year Ended December 31, 2007.

Revenue for the year ended December 31, 2007 was $0.  This compares to $0 in revenue for the preceding period dated from August 25, 2006 through December 31, 2006.  No sales are anticipated during the next twelve months as the company will remain in the research and development stage.

Research and development expenses for the year ended December 31, 2007 was $177,019.  This compares to $164,913 spent on research and development in the period from August 25, 2006 to December 31, 2006.

Capital Resources and Liquidity

As of December 31, 2007 we had $105,818 in cash.

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

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7.  FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-6 - F-16	NOTES TO FINANCIAL STATEMENTS

Webb & Company,P.A.
Certified PublicAccountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc., (a development stage company), as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2007, the period April 25, 2006 (Inception) to December 31, 2006 and the period April 25, 2006 (Inception) to December 31, 2007. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended December 31, 2007, the period April 25, 2006 (Inception) to December 31, 2006 and the period April 25, 2006, (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements. The Company is in the development stage with a working capital and stockholders' deficiency of $182,197 and used $421,077 of cash in operations from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida February 29, 2008,

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpowebb.cam

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	12/31/2007	12/31/2006

Current Assets
Cash	$105,818	$390
Prepaid Expenses	12,500	-
Total Assets	$118,318	$390

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$22,121	$9,133
Payroll Tax Payable	10,352	-
Stockholder Loans	-	10,000
Royality agreement payable - related party	120,000	107,143
Accrued Expenses	148,042	131,820
Total Current Liabilities	300,515	258,096

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; 60,000,000 shares authorized,
49,934,850 and 33,883,350 shares issued and outstanding during	779,050	146,180
2007 and 2006, respectively
Common stock Class B, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Additional paid-in capital	42,060	126,435
Deficit accumulated during the development stage	(1,003,307)	(530,321)

Total Stockholders' Deficiency	(182,197)	(257,706)

Total Liabilities and Stockholders' Deficiency	$118,318	$390

See accompanying notes to financials statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Year	For the Period April 25, 2006	For the Period from April 25, 2006
	Ended December 31,	(Inception) to December 31,	(Inception) to December 31,
	2007	2006	2007

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	40,798	7,843	48,641
Professional Fees	49,759	-	49,759
Officer's Salary	196,100	249,768	445,868
Contract Settlement	-	107,143	107,143
Payroll Taxes	9,188	-	9,188
Research and Development	177,019	164,913	341,932
Total Operating Expenses	472,864	529,667	1,002,531

Loss from Operations	(472,864)	(529,667)	(1,002,531)

Other Expense
Interest Expense	(122)	(654)	(776)
Total Other Income	(122)	(654)	(776)

Net Loss before Provision for Income Taxes	(472,986)	(530,321)	(1,003,307)

Provision for Income Taxes	-	-	-

Net Loss	$(472,986)	$(530,321)	$(1,003,307)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	41,162,532	32,950,041

See accompanying notes to financials statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2007

								Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B			Accumulated during
	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	180

Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	140,000

Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	15,000

Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	103,000

Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	3,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000
									-
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	16,000

Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	105,000

Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	241,485

Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	600

Stock issued for c ash ($.03/share)	-	-	830,000	24,900	-	-	-	-	24,900

Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	75

Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	360

Stock issued for cash ($.03/share)	-	-	102,500	3,075		-	-	-	3,075

Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	(84,375)	-	-

Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	$-	49,934,850	$779,050	-	$-	$42,060	$(1,003,307)	$(182,197)

See accompanying notes to financials statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Year	For the Period April 25, 2006	For the Period from April 25, 2006
	Ended December 31,	(Inception) to December 31,	(Inception) to December 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net Loss	$(472,986)	$(530,321)	$(1,003,307)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	22,000	145,780	167,780
Warrants issued to employees	-	126,435	126,435
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,500)	-	(12,500)
Increase in accrued expenses and other payables	26,574	131,820	158,394
Increase in royality agreement payable - related party	12,857	107,143	120,000
Increase in accounts payable	12,988	9,133	22,121
Net Cash Provided by (Used In) Operating Activities	(411,067)	(10,010)	(421,077)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	10,000	10,000
Repayments of Notes Payable - Stockholder	(10,000)	-	(10,000)
Proceeds from issuance of common stock	526,495	400	526,895
Net Cash Provided by Financing Activities	516,495	10,400	526,895

Net Increase (Decrease) in Cash	105,428	390	105,818

Cash at Beginning of Period/Year	390	-	-

Cash at End of Period/Year	$105,818	$390	$105,818

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS

During the period ended December 31, 2006, the principal stockholder contributed 1,166,650 shares of common stock to the Company as an in kind contribution of stock.  The shares were retired by the Company.

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

See accompanying notes to financials statements

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007 and 2006
NOTES TO FINANCIAL STATEMENTS

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(B) Use of Estimates

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2007 and 2006, the Company does not have any dilutive securities outstanding.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

As of December 31, 2007, and 2006 the Company has a net operating loss carry forward of    approximately $852,061 and $403,866, respectively, available to offset future taxable income through 2027.  The valuation allowance at December 31, 2007 was $289,701. The change in the valuation allowance for the year ended December 31, 2007 and 2006 was an increase of $152,380 and  $137,321, respectively.

(G) Stock-Based Compensation

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

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

(I) Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115 (“FAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect FAS 159 will have on our consolidated financial position and results of operations

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(J) Concentration of Credit Risk

The Company at times has cash in bank in excess of FDIC insurance limits. At December 31, 2007 the Company had approximately $7,392 in excess of FDIC insurance limits.

(K) Reclassification

The 2006 financial statements have been reclassified to conform to the 2007 presentation.

NOTE 2      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $182,197 and used $421,077 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3      STOCKHOLDERS’ DEFCIT

(A) Common Stock Issued for Cash

On January 8, 2007 the Company issued 175,000 shares of common stock for $15,000 ($0.09/share).  This agreement was subsequently terminated effective May 23, 2007.

 On January 22, 2007 the Company issued 1,200,000 shares of common stock for $103,000 ($0.09/share).   In addition, 900,000 shares were issued for $3,000 ($0.0033/share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months. The Company has issued 2,812,500 additional shares through September 2007 as a result of the subsequent stock issuances $0.03/share.

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 33,229,200 shares of common stock to its founder having a fair value of $180 ($0.000005/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of December 31, 2007 the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option (See Note 4).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of December 31, 2007 the Company issued 60,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.10/share).

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 1,166,650 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

(E) Common Stock Warrants

During 2006, the Company issued 4,200,000 warrants to an officer under his employment agreement.   The Company recognized an expense of $126,435 for the period from inception to December 31, 2006.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 183%; risk-free interest rates of 4.98%, expected life of one year. The warrants vested immediately.   The options expire between 5 and 9 years from the date of issuance and have an exercise price of between $.21 and $.40 per share. During November 2006, the Company and the officer entered into an amendment to the employment agreement whereby all the warrants were retired.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 4      COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 3(E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

4. Upon the Company’s successful laboratory development of a new silk fiber composed of at least in part of one or more proteins that are genetic modifications or induced mutations of a host silk protein, the Company will raise the executive’s base salary by 8%.

5. Upon the Company becoming either a registered company or upon its stock trading and the company achieving a market capitalization in excess of $35 million for over 120 calendar day period, the executive’s base salary will increase to $225,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

In addition, upon expiration or termination of the employment agreement, the Company agrees to keep the officer employed as a consultant for a period of six years at a rate of $4,000 per month with annual increases of 3%. The agreement also calls for certain increases based on milestones reached by the company, including:

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

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

(B) License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.    (See Note 3(C))

(C) Royalty and Research Agreements

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2007, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.

On February 1, 2007 the Company entered into a consulting agreement for research and development for a period of one year.  Pursuant to the terms of the agreement, the Company paid $50,000 upon execution.  As of December 31, 2007, the initial payment of $50,000 and the first and second installments of $50,000 have been paid for a total amount of $150,000.  The consulting agreement is being amortized over the life of the contract.

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of December 31, 2007 the Company issued 60,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of December 31, 2007, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5      RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At December 31, 2007, the Company recorded interest expense and related accrued interest payable of $776.   As of December 31, 2007, the loan principle was repaid.

During 2006, the Company entered into addendum to the Intellectual Property transaction and agreed to issue the CEO either 20,000 preferred shares or a payment of $120,000 (See Note 4 (C).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $1,800 for the year ended December 31, 2007.

NOTE 6     SUBSEQUENT EVENT

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share) (See Note 4(C)).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The sole director and executive officer of the Company is:

Name	Age	Position	Date Appointed
Kim Thompson	46	President, Chief Executive Officer, Director	April 25, 2006

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years:

KIM THOMPSON.

Mr. Thompson was a founder of the California law firm of Ching & Thompson which was founded in 1997 where he specialized in commercial litigation.  He has been a partner in the Illinois law firm of McJessy, Ching & Thompson since 2004 where he also specializes in commercial litigation.   Mr. Thompson received his bachelor’s degree in applied economics from James Madison College, Michigan State University, and his Juris Doctorate from the University of Michigan.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.  Mr. Thompson is employed as the CEO of the company pursuant to a five year employment contract.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive (Officer and Chief Financial Officer.  This Code of Ethics is filed herewith as an exhibit.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Kim Thompson	2006	$123,333(1)	0	0	$126,435(2)	0	0	0	$249,768
President, Chief Executive Officer and Director	2007	$196,100	0	0	0	0	0	8,204(3)	$204,304

1)	Prorated based upon a salary of $185,000 for the year such amount has not been paid but has been accrued.

2)	None of the options were exercised and have been subsequently cancelled.

3)	For the calendar year 2007, Kim Thompson is to receive $7,229 in medical and dental insurance as well as $950 for automobile expenses pursuant to an employment agreement entered into with us.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table from January 1, 2007 through December 31, 2007.  Warrants were granted to the executive officer in 2006, however the same have been returned to the corporation unexercised, and have been terminated.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 3(E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

4.  Upon the Company’s successful laboratory development of a new silk fiber composed of at least in part of one or more proteins that are genetic modifications or induced mutations of a host silk protein, the Company will raise the executive’s base salary by 8%.

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

In addition, upon expiration or termination of the employment agreement, the Company agrees to keep the officer employed as a consultant for a period of six years at a rate of $4,000 per month with annual increases of 3%. The agreement also calls for certain increases based on milestones reached by the company, including:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of December 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our director, and (iii) by our sole officer and director as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	32,062,550	64.21%

Common Stock	Lion Equity 1001 Brickell Bay Dr, Suite 1812 Miami, FL 33131	4,500,000	9.01%

Common Stock	Sean March 8901 South Ocean Dr. #14 W. Hollywood, FL 33019	4,000,000	8.01%

Common Stock	All executive officers and directors as a group	32,062,550	64.21%

(1)	The percent of class is based 49,934,850 shares of our common class “A” stock issued and outstanding as of December 31, 2007.

Changes in Control

There are no arrangements which may result in a change in control of us

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At December 31, 2007, the Company recorded interest expense and related accrued interest payable of $776.   As of December 31, 2007, the loan principle was repaid.

During 2006, the Company entered into addendum to the Intellectual Property transaction and agreed to issue the CEO either 20,000 preferred shares or a payment of $120,000 (See Note 4 (C).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $1,800 for the year ended December 31, 2007.

15

PART IV

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to the SB-2 filed with the SEC on September 26, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007 and 2006, we were billed $10,684 and $12,000 by our present principal accountant for professional services rendered for the audit of our financial statements.

There were no additional audit fees for the Company’s fiscal year ended December 31, 2007 and 2006.

Tax Fees

For the Company’s fiscal year ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Kraig Biocraft Laboratories, Inc.

By:	/s/Kim Thompson
Chief Executive Officer

 Dated:  March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Kim Thompson Kim Thompson	Chief Executive Officer	March 26, 2008