Form 10-Q
period 2008-04-22
Kraig Biocraft Laboratories, Inc
filed 2008-05-13
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

KRAIG BIOCRAFT LABORATORIES, INC.
 (Exact name of registrant as specified in Charter

WYOMING	333-146316	83-0459707
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

120 N. Washington Square, Suite 805, Lansing, Michigan  48933
 (Address of Principal Executive Offices)
 _______________

     (517) 336-0807
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 12, 2008:  49,974,850 shares of Class A Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007 (AUDITED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGES	5 - 16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current Assets
Cash	$68,502	$105,818
Prepaid Expenses	450	12,500
Total Assets	$68,952	$118,318

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$32,770	$22,121
Accounts Payable- related party	120,000
Payroll Tax Payable	-	10,352
Royality agreement payable - related party		120,000
Accrued Expenses	203,985	148,042
Total Current Liabilities	356,755	300,515

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; 60,000,000 shares authorized,
49,974,850 and 49,934,850 shares issued and outstanding at	779,050	779,050
March 31, 2008 and December 31, 2007, respectively
Common stock Class B, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(1,112,913)	(1,003,308)

Total Stockholders' Deficiency	(287,803)	(182,198)

Total Liabilities and Stockholders' Deficiency	$68,952	$118,317

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006(Inception) to
	March 31,	March 31,	March 31,	(Inception) to
	2008	2007	2008	12/31/2007

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	24,891	5,385	73,533	48,642
Professional Fees	15,628	-	65,387	49,759
Officer's Salary	51,967	49,024	497,835	445,868
Contract Settlement	-	-	107,143	107,143
Payroll Taxes	3,975	5,613	13,163	9,188
Research and Development	15,925	50,000	357,857	341,932
Total Operating Expenses	112,386	110,022	1,114,918	1,002,532

Loss from Operations	(112,386)	(110,022)	(1,114,918)	(1,002,532)

Other Income/(Expenses)
Other income	2,781	-	2,005	(776)
Other expense	-	(122)	-
Total Other Income/(Expenses)	2,781	(122)	2,005	(776)

Net Loss before Provision for Income Taxes	(109,605)	(110,144)	(1,112,913)

Provision for Income Taxes	-	-	-

Net Loss	$(109,605)	$(110,144)	$(1,112,913)	(1,003,308)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)		$(0.03)

Weighted average number of shares outstanding
during the period - Basic and Diluted	49,966,938	35,466,128		32,950,041.00

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to March 31, 2008
(Unaudited)
								Deficit
								Accumulated
								during
	Preferred Stock		Common Stock - Class A		Common Stock - Class B			Development
	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	180

Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	140,000

Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	(530,322)	(530,322)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	126,435	(530,322)	(257,707)

Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	15,000

Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	103,000

Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	3,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000
									-
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	16,000

Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	105,000

Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	241,485

Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	600

Stock issued for c ash ($.03/share)	-	-	830,000	24,900	-	-	-	-	24,900

Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	75

Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	360

Stock issued for cash ($.03/share)	-	-	102,500	3,075		-	-	-	3,075

Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	(84,375)	-	-

Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	49,934,850	779,050	-	-	42,060	(1,003,308)	(182,198)

Stock issuable for services ($.10/share)	-	0	40,000	4,000					4,000

Net loss, for the period ended March 31, 2008	-	0	-	-	-	-	-	(109,605)	(109,605)

Balance, for the period ended March 31, 2008	-	$-	49,974,850	$783,050	$-	$-	$42,060	$(1,112,913)	$(287,803)

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Fro the Three Months Ended		For the Period from April 25, 2006
	March 31,		(Inception) to
	2008	2007	3/31/08
Cash Flows From Operating Activities:
Net Loss	$(109,605)	$(110,144)	$(1,112,913)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	4,000	-	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
Decrease in prepaid expenses	12,050	-	(450)
Increase in accrued expenses and other payables	46,189	58,000	203,985
Increase in royality agreement payable - related party	-	-	120,000
Increase in accounts payable	10,050	(5,000)	32,770
Net Cash Provided by (Used In) Operating Activities	(37,316)	(57,144)	(458,393)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	121,000	526,895
Net Cash Provided by Financing Activities	-	111,000	526,895

Net Increase (Decrease) in Cash	(37,316)	53,856	68,502

Cash at Beginning of Period/Year	105,818	390	-

Cash at End of Period/Year	$68,502	$54,246	$68,502

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

See accompanying notes to condensed financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2007 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2008 and 2007, the Company does not have any dilutive securities outstanding.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
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
AS OF MARCH 31, 2008
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
AS OF MARCH 31, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

(K) Reclassification

The 2007 financial statements have been reclassified to conform to the 2008 presentation.

NOTE 2  GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $287,803 and used $458,393 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ DEFCIT

(A)Common Stock Issued for Cash

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
AS OF MARCH 31, 2008
(UNAUDITED)

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

(C) Common Stock Issued for Services

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of March 31, 2008 the fair value of the call option was less then the exercise price of the option and no value has been recorded for the option (See Note 4).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of March 31, 2008 the Company issued 1000,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 1,166,650 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

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
AS OF MARCH 31, 2008
(UNAUDITED)

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
AS OF MARCH 31, 2008
(UNAUDITED)

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

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.    (See Note 3(C))

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(C)Royalty and Research Agreements

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2008, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.

On February 1, 2007 the Company entered into a consulting agreement for research and development for a period of one year. As of March 31, 2008, all payments under the consulting agreement totaling $150,000 were fully paid and expensed.  The agreemet terminated on January 31, 2008.

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of March 31, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of March 31, 2008, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5  RELATED PARTY TRANSACTION

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $600 for the period ended March 31, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Quarter Ended March 31, 2008.

Revenue for the quarter ended March 31, 2008 was $0.  This compares to $0 in revenue for the preceding quarter ended March 31, 2007.  No sales are anticipated during the next twelve months as the company will remain in the research and development stage.

Expenses for the quarter ended March 31, 2008 were $112,386. This compares to $110,022 in expenses during the three months ended March 31, 2007.  Research and development expenses for the quarter ended March 31, 2008 were $15,925.  This compares to $50,000 spent on research and development during the three months ended March 31, 2007.  In addition, we had the following expenses during the three months ended March 31, 2008: general and administrative-$24,981, professional fees-$15,628, officer’s salary-$51,967 and payroll taxes-$3,975.  This compares to the same expenses during the three months ended March 31, 2007: general and administrative-$5,385, professional fees-$0, officer’s salary-$49,024 and payroll taxes-$5,613.

Capital Resources and Liquidity

As of March 31, 2008 we had $68,502 in cash.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).   Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 12, 2008	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer