Form 10-Q
period 2008-06-30
Kraig Biocraft Laboratories, Inc
filed 2008-08-18
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 18, 2008:  49,974,850 shares of Class A Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q

June 30, 2008

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

SIGNATURE

Item 1. Financials

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	5 - 14	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)

Current Assets
Cash	$32,220	$105,818
Prepaid Expenses	8,464	12,500
Total Assets	$40,684	$118,318

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$46,137	$22,121
Accounts Payable- related party	120,000	-
Payroll Tax Payable	1,808	10,352
Royality agreement payable - related party	-	120,000
Accrued Expenses	253,000	148,042
Total Current Liabilities	420,945	300,515

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; 60,000,000 shares authorized,
49,934,850 and 49,934,850 shares issued and outstanding during	779,050	779,050
2007 and 2006, respectively
Common stock Class B, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable (40,000 shares)	4,000	-
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(1,205,371)	(1,003,307)

Total Stockholders' Deficiency	(380,261)	(182,197)

Total Liabilities and Stockholders' Deficiency	$40,684	$118,318

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	24,555	8,225	49,449	11,233	98,090
Professional Fees	6,819	1,500	22,446	1,500	72,205
Officer's Salary	51,967	53,026	103,933	98,050	549,801
Contract Settlement	-	-	-	-	107,143
Payroll Taxes	3,856	1,862	7,831	7,475	17,019
Research and Development	5,261	45,169	21,186	95,169	363,118
Total Operating Expenses	92,458	109,782	204,845	213,427	1,207,376

Loss from Operations	(92,458)	(109,782)	(204,845)	(213,427)	(1,207,376)

Other Income/(Expenses)
Other income	-	-	2,781	-	2,005
Other expense	-	-		(6,498)	-
Total Other Income/(Expenses)	-	-	2,781	(6,498)	2,005

Net Loss before Provision for Income Taxes	(92,458)	(109,782)	(202,064)	(219,925)	(1,205,371)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(92,458)	$(109,782)	$(202,064)	$(219,925)	$(1,205,371)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	49,974,850	36,158,350	49,971,756	36,361,458

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2008
(Unaudited)

								Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B			Accumulated during
	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	180

Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	140,000

Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	15,000

Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	103,000

Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	3,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000
									-
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	16,000

Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	105,000

Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	241,485

Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	600

Stock issued for c ash ($.03/share)	-	-	830,000	24,900	-	-	-	-	24,900

Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	75

Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	360

Stock issued for cash ($.03/share)	-	-	102,500	3,075		-	-	-	3,075

Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	(84,375)	-	-

Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	49,934,850	779,050	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.10/share)	-	0	40,000	4,000					4,000

Net loss, for the six months ended June 30, 2008	-	0	-	-	-	-	-	(202,064)	(202,064)

Balance, for the period ended June 30, 2008	-	$-	49,974,850	$783,050	$-	$-	$42,060	$(1,205,371)	$(380,261)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Fro the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net Loss	$(202,064)	$(219,925)	$(1,205,371)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	4,000	16,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	4,036	(37,900)	(8,464)
Increase in accrued expenses and other payables	(23,587)	38,505	254,808
Increase in royality agreement payable - related party	120,000	-	120,000
Increase in accounts payable	24,017	2,169	46,137
Net Cash Used In Operating Activities	(73,598)	(201,151)	(494,675)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	256,000	526,895
Net Cash Provided by Financing Activities	-	246,000	526,895

Net Increase (Decrease) in Cash	(73,598)	44,849	32,220

Cash at Beginning of Period/Year	105,818	390	-

Cash at End of Period/Year	$32,220	$45,239	$32,220

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

See accompanying notes to condensed unaudited financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2008 and 2007, the Company does not have any dilutive securities outstanding.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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
AS OF JUNE 30, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

(K) Reclassification

The 2007 financial statements have been reclassified to conform to the 2008 presentation.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $380,261 and used $494,675 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF JUNE 30, 2008
(UNAUDITED)

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
AS OF JUNE 30, 2008
(UNAUDITED)

(C) Common Stock Issued for Services

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 shares of common stock upon execution of the agreement with a fair value of $140,000. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of June 30, 2008 the value of the stock was greater then $.21 per share.  However, the Company does not have the obligation to repurchase the shares.   Accordingly, the net effect on the balance sheet is $0(See Note 4).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of June 30, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).

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
AS OF JUNE 30, 2008
(UNAUDITED)

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
AS OF JUNE 30, 2008
(UNAUDITED)

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
AS OF JUNE 30, 2008
(UNAUDITED)

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

As of June 30, 2008, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  Subsequently, on May 30, 2008 the officer extended the due date to December 31, 2008.

On February 1, 2007 the Company entered into a consulting agreement for research and development for a period of one year.  As of June 30, 2008, all payments under the consulting agreement totaling $150,000 were fully paid and expensed.  The agreement terminated on January 31, 2008.

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of June 30, 2008, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At June 30, 2008, the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2008, the loan principle was repaid.

During 2006, the Company entered into addendum to the Intellectual Property transaction and agreed to issue the CEO either 20,000 preferred shares or a payment of $120,000 (See Note 4 (C)).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $600 for the period ended June 30, 2008.

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

Results of Operations for the Quarter Ended June 30, 2008.

Revenue for the quarter ended June 30, 2008 was $0.  This compares to $0 in revenue for the preceding quarter ended June 30, 2007.  No sales are anticipated during the next twelve months as the company will remain in the research and development stage.

Expenses for the quarter ended June 30, 2008 were $92,458. This compares to $109,782 in expenses during the three months ended June 30, 2007.  Research and development expenses for the quarter ended June 30, 2008 were $5,261.  This compares to $45,169 spent on research and development during the three months ended June 30, 2007.  In addition, we had the following expenses during the three months ended June 30, 2008: general and administrative-$24,555, professional fees-$6,819, officer’s salary-$51,967 and payroll taxes-$3,856.  This compares to the same expenses during the three months ended June 30, 2007: general and administrative-$8,225, professional fees-$1,500, officer’s salary-$53,026 and payroll taxes-$1,862.

Revenue for the six months ended June 30, 2008 was $0.  This compares to $0 in revenue for the preceding six months ended June 30, 2007.

Expenses for the six months ended June 30, 2008 were $204,845. This compares to $213,427 in expenses during the six months ended June 30, 2007.  Research and development expenses for the six months ended June 30, 2008 were $21,186.  This compares to $95,169 spent on research and development during the six months ended June 30, 2007.  In addition, we had the following expenses during the six months ended June 30, 2008: general and administrative-$49,449, professional fees-$22,446, officer’s salary-$103,933 and payroll taxes-$7,831.  This compares to the same expenses during the six months ended June 30, 2007: general and administrative-$11,223, professional fees-$1,500, officer’s salary-$98,050 and payroll taxes-$7,475.

Capital Resources and Liquidity

As of June 30, 2008 we had $32,220 in cash.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 18, 2008	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer