Form 10-Q
period 2008-09-30
Kraig Biocraft Laboratories, Inc
filed 2008-11-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 13, 2008:  49,974,850 shares of Class A Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financials

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGES	5 - 15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)

Current Assets
Cash	$21,506	$105,818
Prepaid Expenses	5,794	12,500
Total Assets	$27,300	$118,318

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$54,358	$22,121
Payroll Tax Payable	-	10,352
Royality agreement payable - related party	120,000	120,000
Accrued Expenses	305,200	148,042
Total Current Liabilities	479,558	300,515

Commitments and Contingencies	-	-

Stockholders' Deficiency
Preferred stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; 60,000,000 shares authorized,
49,974,850 and 49,934,850 shares issued and outstanding during	779,050	779,050
2007 and 2006, respectively
Common stock Class B, no par value; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 40,000 shares at $.10 per share	4,000	-
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(1,277,368)	(1,003,307)

Total Stockholders' Deficiency	(452,258)	(182,197)

Total Liabilities and Stockholders' Deficiency	$27,300	$118,318

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	8,383	9,529	57,831	27,138	106,472
Professional Fees	4,765	38,775	27,211	40,275	76,970
Officer's Salary	51,967	49,025	155,900	147,075	601,768
Contract Settlement	-	-	-	-	107,143
Payroll Taxes	938	946	8,769	8,421	17,957
Research and Development	5,945	40,925	27,131	136,093	369,063
Total Operating Expenses	71,998	139,200	276,842	359,002	1,279,373

Loss from Operations	(71,998)	(139,200)	(276,842)	(359,002)	(1,279,373)

Other Income/(Expenses)
Other income	-	-	2,781	-	2,781
Other expense	-	-		(122)	(776)
Total Other Income/(Expenses)	-	-	2,781	(122)	2,005

Net Loss before Provision for Income Taxes	(71,998)	(139,200)	(274,061)	(359,124)	(1,277,368)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(71,998)	$(139,200)	$(274,061)	$(359,124)	$(1,277,368)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	49,974,850	41,877,454	49,972,799	38,206,293

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2008
(Unaudited)

								Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B			Accumulated during
	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	$-	$-	$-
Stock issued to founder	-	-	33,229,200	180	-	-	-	-	180
Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	140,000
Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	5,600
Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-
Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200
Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	200
Fair value of warrants issued	-	-	-	-	-	-	126,435	-	126,435
Net Loss	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	126,435	(530,321)	(257,706)
Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	15,000
Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	103,000
Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	3,000
Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000
Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	15,000
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	16,000
Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	105,000
Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	241,485
Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	600
Stock issued for c ash ($.03/share)	-	-	830,000	24,900	-	-	-	-	24,900
Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	75
Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	360
Stock issued for cash ($.03/share)	-	-	102,500	3,075		-	-	-	3,075
Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	(84,375)	-	-
Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	6,000
Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	49,934,850	779,050	-	-	42,060	(1,003,307)	(182,197)
Stock issuable for services ($.10/share)	-	0	40,000	4,000					4,000
Net loss, for the nine months ended September 30, 2008	-	0	-	-	-	-	-	(274,061)	(274,061)

Balance, for the period ended September 30, 2008	-	$-	49,974,850	$783,050	$-	$-	$42,060	$(1,277,368)	$(452,258)

See accompanying notes to condensed financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	Fro the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2008	2007	September 30, 2008
Cash Flows From Operating Activities:
Net Loss	$(274,061)	$(359,124)	$(1,277,368)
Adjustments to reconcile net loss to net cash used in operations
Stock issued for services	4,000	22,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	6,706	(150)	(5,794)
Increase in accrued expenses and other payables	26,805	21,724	305,200
Increase in royality agreement payable - related party	120,000	-	120,000
Increase in accounts payable	32,238	-	54,358
Net Cash Provided by (Used In) Operating Activities	(84,312)	(315,550)	(505,389)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	526,495	526,895
Net Cash Provided by Financing Activities	-	516,495	526,895

Net Increase (Decrease) in Cash	(84,312)	200,945	21,506

Cash at Beginning of Period/Year	105,818	390	-

Cash at End of Period/Year	$21,506	$201,335	$21,506

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2008 and 2007, the Company does not have any dilutive securities outstanding.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2008
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

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $452,258 and used $505,389 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

(C) Common Stock Issued for Services

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of September 30, 2008 the value of the stock was greater then $.25 per share.  However, the Company does not have the obligation to repurchase the shares.   Accordingly, the net effect on the balance sheet is $0(See Note 4).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of September 30, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).

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
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2008, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  Subsequently, on May 30, 2008 the officer extended the due date to December 31, 2008.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

On February 1, 2007 the Company entered into a consulting agreement for research and development for a period of one year.  As of September 30, 2008, all payments under the consulting agreement totaling $150,000 were fully paid and expensed.  The agreement terminated on January 31, 2008.

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of September 30, 2008, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At September 30, 2008, the Company recorded interest expense and related accrued interest payable of $776.   As of September 30, 2008, the loan principle was repaid.

During 2006, the Company entered into addendum to the Intellectual Property transaction and agreed to issue the CEO either 20,000 preferred shares or a payment of $120,000 (See Note 4 (C).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $600 for the period ended September 30, 2008.

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

Results of Operations for the Quarter Ended September 30, 2008.

Revenue for the quarter ended September 30, 2008 was $0.  This compares to $0 in revenue for the preceding quarter ended September 30, 2007.  No sales are anticipated during the next twelve months as the company will remain in the research and development stage.

Expenses for the quarter ended September 30, 2008 were $71,998. This compares to $139,200 in expenses during the three months ended September 30, 2007.  Research and development expenses for the quarter ended September 30, 2008 were $5,945.  This compares to $40,925 spent on research and development during the three months ended September 30, 2007.  In addition, we had the following expenses during the three months ended September 30, 2008: general and administrative-$8,383, professional fees-$4,765, officer’s salary-$51,967 and payroll taxes-$938.  This compares to the same expenses during the three months ended September 30, 2007: general and administrative-$9,529, professional fees-$38,775, officer’s salary-$49,025 and payroll taxes-$946.

Revenue for the nine months ended September 30, 2008 was $0.  This compares to $0 in revenue for the preceding nine months ended September 30, 2007.

Expenses for the nine months ended September 30, 2008 were $276,842. This compares to $359,002 in expenses during the nine months ended September 30, 2007.  Research and development expenses for the nine months ended September 30, 2008 were $27,131.  This compares to $136,093 spent on research and development during the nine months ended September 30, 2007.  In addition, we had the following expenses during the nine months ended September 30, 2008: general and administrative-$57,831, professional fees-$27,211, officer’s salary-$155,900 and payroll taxes-$8,769.  This compares to the same expenses during the nine months ended September 30, 2007: general and administrative-$27,138, professional fees-$40,275, officer’s salary-$147,075 and payroll taxes-$8,421.

Capital Resources and Liquidity

As of September 30, 2008 we had $21,506 in cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited resources and as a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management, including the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 13, 2008	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer