Form 10-K
period 2008-12-31
Kraig Biocraft Laboratories, Inc
filed 2009-04-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-146316

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact name of issuer as specified in its charter)

Wyoming	83-0459707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 N. Washington Square, Suite 805, Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (517) 336-0807

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, no par value per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 based on a closing price of $0.10 was approximately $937,230.
As of April 14, 2009, the registrant had 49,974,850 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

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

The company has entered into a intellectual property and collaborative research agreement with the University of Notre Dame, whereby the genetic work is being conducted in concert with the University and within the University’s laboratories.  The company has also entered into an intellectual property and sponsored research agreement with the University of Wyoming.  Pursuant to these two agreements, the company anticipates that the genetic work will be performed primarily or exclusively within university controlled genetic laboratories.  Also pursuant to these agreements, we have ongoing financial commitments to both universities in connection with the collaborative and sponsored scientific and genetic research.  We are performing our research in cooperation and collaboration with researchers within the two university systems.  At the present time, we do not operate any laboratories, all laboratories are owned and operated by the universities.

We are in the research and development stage.   We currently have no developed products and does not produce any revenue from the sale of products.  Management anticipates that we will remain in the research and development stage for the next two to three years at a minimum.

Employees

We currently have no employees other than Kim Thompson, our sole officer and director.

ITEM 1A.       RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

Kraig Biocraft Laboratories, Inc. was incorporated in April 2006 in Wyoming. Our business office is located at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “KBLB” since February 20, 2008.

The following table sets forth the high and low trade information for our common stock for each quarter since we began trading on February 20, 2008. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price
June 30, 2008	$.20	$.42
September 30, 2008	$.35	$.10
December 31, 2008	$.36	$.10

Holders

As of April 14, 2009 in accordance with our transfer agent records, we had 30 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options. In 2006, our CEO, Kim Thompson, received substantial warrants on our stock pursuant to the employment agreement between Mr. Thompson and us.  However, Mr. Thompson surrendered all such warrants and options to the corporation prior to the close of the 2006 calendar year.  As of this date, we have no outstanding stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend up to $35,000 per quarter through March 2009 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is essential to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories. No fees have been accrued under these terms to date.

»
We expect to spend approximately $13,700 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months. We believe that this research is important to our product development. This level of research spending at the university is also a requirement of our licensing agreement with the university. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Wyoming’s laboratories.

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

Results of Operations for the Year ended December 31, 2008.

Revenue for the year ended December 31, 2008 was $0.  This compares to $0 in revenue for the preceding year ended December 31, 2007.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the year ended December 31, 2008 were $355,647. This compares to $472,864 in expenses during the year ended December 31, 2007.  Research and development expenses for the year ended December 31, 2008 were $33,077.  This compares to $177,019 spent on research and development during the year ended December 31, 2007.  In addition, we had the following expenses during the year ended December 31, 2008: general and administrative-$74,062, professional fees-$31,066, officer’s salary-$207,866 and payroll taxes-$9,576.  This compares to the same expenses during the year ended December 31, 2007: general and administrative-$40,798, professional fees-$49,759, officer’s salary-$196,100 and payroll taxes-$9,188.

Capital Resources and Liquidity

As of December 31, 2008 we had $9,537 in cash compared to $105,818 as of December 31, 2007.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2008 and 2007.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008.

PAGES	F-6 - F-17	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc., (a  development stage company), as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007 and the period April 25, 2006 (Inception) to December 31, 2008.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period April 25, 2006 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements. The Company is in the development stage with a working capital and stockholders’ deficit of $538,301 and used $517,358 of cash in operations from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 13, 2009

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007

Current Assets
Cash	$9,537	$105,818
Prepaid Expenses	3,123	12,500
Total Assets	$12,660	$118,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$65,750	$22,121
Payroll Tax Payable – related party	16,933	18,414
Royality agreement payable - related party	120,000	120,000
Accrued Expenses - related party	348,278	139,980
Total Current Liabilities	550,961	300,515

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
49,934,850 and 49,934,850 shares issued and outstanding during	779,050	779,050
2008 and 2007, respectively
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 40,000 shares	4,000	-
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(1,363,411)	(1,003,307)

Total Stockholders' Deficit	(538,301)	(182,197)

Total Liabilities and Stockholders' Deficit	$12,660	$118,318

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006
	December 31,	December 31,	(Inception) to
	2008	2007	December 31, 2008

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	74,062	40,798	122,703
Professional Fees	31,066	49,759	80,825
Officer's Salary	207,866	196,100	653,734
Contract Settlement	-	-	107,143
Payroll Taxes	9,576	9,188	18,764
Research and Development	33,077	177,019	375,009
Total Operating Expenses	355,647	472,864	1,358,178

Loss from Operations	(355,647)	(472,864)	(1,358,178)

Other Income/(Expenses)
Other income	2,781	-	2,781
Interest expense	(7,238)	(122)	(8,014)
Total Other Income/(Expenses)	(4,457)	(122)	(5,233)

Net Loss before Provision for Income Taxes	(360,104)	(472,986)	(1,363,411)

Provision for Income Taxes	-	-	-

Net Loss	$(360,104)	$(472,986)	$(1,363,411)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	49,973,316	41,162,532

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2008

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock – Class A Shares To Be Issued			Deficit Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	-	-	180

Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650)	-	-	-	-	-	-	-	-

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	-	-	200

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.03/share)	-	-	830,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	-	-	75

Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.03/share)	-	-	102,500	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	49,934,850	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.10/share)	-	-	-	-	-	-	40,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, December 31, 2008	-	$-	49,934,850	$779,050	-	$-	40,000	$4,000	$42,060	$(1,363,411)	$(538,301)

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2008	2007	December 31, 2008
Cash Flows From Operating Activities:
Net Loss	$(360,104)	$(472,986)	$(1,363,411)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	4,000	22,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	9,377	(12,500)	(3,123)
Increase in accrued expenses and other payables	86,817	26,574	365,211
Increase in royality agreement payable - related party	120,000	12,857	120,000
Increase in accounts payable	43,629	12,988	65,750
Net Cash Used In Operating Activities	(96,281)	(411,067)	(517,358)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	526,495	526,895
Net Cash Provided by Financing Activities	-	516,495	526,895

Net Increase (Decrease) in Cash	(96,281)	105,428	9,537

Cash at Beginning of Period/Year	105,818	390	-

Cash at End of Period/Year	$9,537	$105,818	$9,537

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

See accompanying notes to financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2007, the Company does not have any dilutive securities outstanding.  As of December 31, 2008, $362,494 of debt is convertible to 18,124,680 shares as per agreement with CEO.  The effect of these shares is anti-dilutive and not included in dilutive earnings per share.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

As of December 31, 2008, and 2007 the Company has a net operating loss carry forward of approximately $1,234,136 and $874,061, respectively, available to offset future taxable income through 2028.  The valuation allowance at December 31, 2008 was $419,606. The change in the valuation allowance for the year ended December 31, 2008 and 2007 was an increase of $122,426 and $159,860, respectively.

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
AS OF DECEMBER 31, 2008 AND 2007

(I) Recent Accounting Pronouncements

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

(J) Reclassification

The 2007 financial statements have been reclassified to conform to the 2008 presentation.

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $538,301 and used $517,358 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF DECEMBER 31, 2008 AND 2007

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

On September 5, 2007 the Company entered into a stock purchase agreement to issue 12,000 shares common stock in the amount of $360 ($0.03/share

On September 12, 2007 the Company entered into a stock purchase agreement to issue 102,500 shares common stock in the amount of $3,075($0.03/share).

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months. The Company has issued 2,812,500 additional shares through May 2008 as a result of the subsequent stock issuances $0.03/share.

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
AS OF DECEMBER 31, 2008 AND 2007

(C) Common Stock Issued for Services

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of December 31, 2008 the value of the stock was greater then $.10 per share.  However, the Company does not have the obligation to repurchase the shares.   Accordingly, the net effect on the balance sheet is $0(See Note 4).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 70,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.08/share) based upon the recent cash offering price.  Additionally, 200,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.08/share).   As of December 31, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number of shares the Company is authorized to issue as follows (See Note 6(A)):

•	Common stock Class A, unlimited number of shares authorized, no par value
•	Common stock Class B, unlimited number of shares authorized, no par value
•	Preferred stock, unlimited number of shares authorized, no par value

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend to be distributed to shareholders of record on April 27, 2009.  The financial statements were not retroactively restated to reflect the stock dividend.

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock.  As of December 31, 2008 the Company owes $340,263 in accrued salary (See Note 5).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.  As of December 31, 2008, the Company has not made the required payments and has accrued $28,752 under the agreement.  (See Note 3(C))

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.50 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of December 31, 2008 the Company accrued $8,000 of accounts payable for the services provided.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2008, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $1,887.

On February 1, 2007 the Company entered into a consulting agreement for research and development for a period of one year.  As of December 31, 2008, all payments under the consulting agreement totaling $150,000 were fully paid and expensed.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 200,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.08/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.10 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of December 31, 2008 the Company issued 100,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.10/share).  The agreement also requires the Company to issue up to 450,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of December 31, 2008, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At December 31, 2008, the Company recorded accrued interest payable of $776.   As of December 31, 2008, the loan principle was repaid.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2008, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $1,887 (See Note 4 (C).

As of December 31, 2008 the Company owes $340,263 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock (See Note 4(A)).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month. The terms of this agreement became month-to-month on January 1, 2008. Payments under the agreement totaled $1,800 for the year ended December 31, 2008.

NOTE 6      SUBSEQUENT EVENT

(A)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows (See Note 3 (F)):

•	Common stock Class A, unlimited number of shares authorized, no par value
•	Common stock Class B, unlimited number of shares authorized, no par value
•	Preferred stock, unlimited number of shares authorized, no par value

(B) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend to be distributed to shareholders of record on April 27, 2009.  The financial statements were not retroactively restated to reflect the stock dividend.  (See Note 3 (G)).

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

-	We do not have a system in place to ensure all of our consulting agreements are timely reconciled to the financial statements.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements and financial reporting controls necessary; and

2.	We will increase management oversight of accounting and reporting functions in the future.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of April 14, 2009 is as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	46	President, Chief Executive Officer, Director	April 25, 2006

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

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

Family relationships

None.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10KSB on March 26, 2008 as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kim Thompson,	2008	$207,866			$				$7,230(1)	$215,096
President, Chief Executive Officer and Director	2007	$196,100	0	0		$0	0	$0	8,204(2)	$204,304

1)	For the calendar year 2008, Kim Thompson is to receive $7,229 in medical and dental insurance pursuant to an employment agreement entered into with us.
2)	For the calendar year 2007, Kim Thompson is to receive $7,229 in medical and dental insurance as well as $950 for automobile expenses pursuant to an employment agreement entered into with us.

Employment Agreements

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

Outstanding Equity Awards

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 14, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1)The percent of class is based on 49,974,850 shares of our common class “A” stock issued and outstanding as of April 14, 2009.

Stock Option Grants

To date, we have not granted any stock options. In 2006, our CEO, Kim Thompson, received substantial warrants on our stock pursuant to the employment agreement between Mr. Thompson and us.  However, Mr. Thompson surrendered all such warrants and options to the corporation prior to the close of the 2006 calendar year.  As of this date, we have no outstanding stock options.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

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

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $1,800 for the year ended December 31, 2007.  The terms of this agreement became month-to-month on January 1, 2008. Payments under the agreement totaled $1,800 for the period ended December 31, 2008.

As of December 31, 2008 the Company owes $340,263 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock..

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $14,692 and $10,684 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14                  Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the original Form 10-KSB on March 25, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2009

Kraig Biocraft Laboratories, Inc.
By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer	April 14, 2009