Form 10-Q
period 2009-03-31
Kraig Biocraft Laboratories, Inc
filed 2009-05-20
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

KRAIG BIOCRAFT LABORATORIES, INC.
 (Exact name of registrant as specified in Charter)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Yes ☐ No ☐

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2009:  501,748,500 shares of Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURE

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED).

PAGES	5 - 17	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$1,387	$9,537
Prepaid Expenses	603	3,123
Total Assets	$1,990	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$75,271	$65,750
Payroll Tax Payable - related party	21,148	16,933
Royality agreement payable - related party	120,000	120,000
Accrued Expenses - related party	411,307	348,278
Total Current Liabilities	627,726	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
499,348,500 and 499,348,500 shares issued and outstanding, respectively	9,024,900	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 400,000 shares	4,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(9,696,696)	(1,363,411)

Total Stockholders' Deficit	(625,736)	(538,301)

Total Liabilities and Stockholders' Deficit	$1,990	$12,660

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006
	March 31,	March 31,	(Inception) to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	11,247	24,891	133,950
Professional Fees	3,000	15,628	83,825
Officer's Salary	55,085	51,967	708,819
Contract Settlement	-	-	107,143
Payroll Taxes	4,214	3,975	22,978
Research and Development	5,945	15,925	380,954
Total Operating Expenses	79,491	112,386	1,437,669

Loss from Operations	(79,491)	(112,386)	(1,437,669)

Other Income/(Expenses)
Other income	-	2,781	2,781
Interest expense	(7,944)	-	(15,958)
Other expense	-	-	-
Total Other Income/(Expenses)	(7,944)	2,781	(13,177)

Net Loss before Provision for Income Taxes	(87,435)	(109,605)	(1,450,846)

Provision for Income Taxes	-	-	-

Net Loss	$(87,435)	$(109,605)	$(1,450,846)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	499,748,500	499,669,379

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to March 31, 2009
(Unaudited)

							Common Stock -			Deficit Accumulated
			Common Stock		Common Stock		Class A Shares			during
	Preferred Stock		Class A		Class B		To be issued			Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($..01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for c ash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, for the year ended December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)	(538,301)

Stock issued in connection with stock dividend	-	-	-	8,245,850	-	-	-	-	-	(8,245,850)	-

Net loss for the period ended March 31, 2009	-	-	-	-	-	-	-	-	-	(87,435)	(87,435)

Balance, for the period ended March 31, 2009	-	$-	499,348,500	$9,024,900	-	$-	400,000	$4,000	$42,060	$(9,696,696)	$(625,736)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(87,435)	$(109,605)	$(1,450,846)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	4,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	2,520	12,050	(603)
Increase in accrued expenses and other payables	67,244	46,189	432,455
Increase in royality agreement payable - related party	-	-	120,000
Increase in accounts payable	9,521	10,050	75,271
Net Cash Used In Operating Activities	(8,150)	(37,316)	(525,508)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of common stock	-	-	526,895
Net Cash Provided by Financing Activities	-	-	526,895

Net Increase (Decrease) in Cash	(8,150)	(37,316)	1,387

Cash at Beginning of Period/Year	9,537	105,818	-

Cash at End of Period/Year	$1,387	$68,502	$1,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850

SUPPLEMENTAL DISCLOSURE OF NON CASH ITEMS

During the period ended December 31, 2006, the principal stockholder contributed 11,666,500 shares of common stock to the Company as an in kind contribution of stock.  The shares were retired by the Company.

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months. The Company has issued 28,125,000 additional shares through September 2007 as a result of the subsequent stock issuances  in the amount of $84,375 ($0.003/share).

See accompanying notes to condensed unaudited financial statements

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  The assumed conversion of debt to common stock of 21,583,950 shares as of March 31, 2009 is not included in the computation of diluted loss per share, as the effect is anti-dilutive. The Company did not have convertible debt outstanding at March 31, 2008.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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
AS OF MARCH 31, 2009

(I) Recent Accounting Pronouncements

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

(J) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $625,736 and used $525,508 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3     STOCKHOLDERS’ DEFCIT

(A)   Common Stock Issued for Cash

On April 28, 2006, the Company issued 8,000 shares of common stock for cash of $400 ($0.05 per share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

On January 8, 2007 the Company issued 1,750,000 shares of common stock for $15,000 ($0.01/share).  This agreement was subsequently terminated effective May 23, 2007.

On January 22, 2007 the Company issued 12,000,000 shares of common stock for $103,000 ($0.01/share).   In addition, 9,000,000 shares were issued for $3,000 ($0.0003/share).

On April 4, 2007, the Company issued 1,875,000 shares of common stock for cash of $15,000 ($0.01 per share).

On April 20, 2007, the Company issued 1,875,000 shares of common stock for cash of $15,000 ($0.01 per share).

On May 18, 2007, the Company issued 13,125,000 shares of common stock for cash of $105,000 ($0.01 per share).

On August 28, 2007 the Company entered into a stock purchase agreement to issue 80,495,000 shares common stock in the amount of $241,485 ($0..003/share).

On August 29, 2007 the Company entered into a stock purchase agreement to issue 200,000 shares common stock in the amount of $600 ($0.003/share).

On August 29, 2007 the Company entered into a stock purchase agreement to issue 8,300,000 shares common stock in the amount of $24,900 ($0.003/share).  .

On September 1, 2007 the Company entered into a stock purchase agreement to issue 25,000 shares common stock in the amount of $75 ($0.003/share).

On September 5, 2007 the Company entered into a stock purchase agreement to issue 120,000 shares common stock in the amount of $360 ($0.003/share).

On September 12, 2007 the Company entered into a stock purchase agreement to issue 1,025,000 shares common stock in the amount of $3,075 ($0.003/share).

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months, the Company has issued 28,125,000 additional shares through September 2007 as a result of the subsequent stock issuances at $0.003/share.

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of March 31, 2009 the value of the stock was $.03 per share.  However, the Company does not have the obligation to repurchase the shares.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008 the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share). On January 15, 2008 the Company authorized the issuance 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 11,666,500 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

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
AS OF MARCH 31, 2009

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

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend.  The stock dividend will be distributed to all shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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
AS OF MARCH 31, 2009

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
AS OF MARCH 31, 2009

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $11,224.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of March 31, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of March 31, 2009 the Company owes $395,348 in accrued salary (See Note 5).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

(B) License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of March 31, 2009, the Company has not made the required payments and has accrued $28,752 under the agreement   (See Note 3(C))

(C) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of March 31, 2009 the Company accrued $11,000 of accounts payable for the services provided.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $3,958.

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year.  As of March 31, 2009, all payments under the consulting agreement totaling $150,000 were fully paid and expensed.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

On February 26, 2007 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 2,000,000 shares of common stock upon execution.  These shares had a fair value of $16,000 ($0.01/share) based upon the recent cash offering price. Additionally, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.01 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of March 31, 2009 the Company issued an additional 1,000,000 shares of common stock for consulting services rendered with a fair value of $10,000 ($0.01/share).  The agreement also requires the Company to issue up to 4,500,000 additional shares to the consultant upon the consultant reaching certain milestone events.  As of March 31, 2009, the consultant has not reached the milestone events and no additional shares are earned.

NOTE 5     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of March 31, 2009, the loan principle was repaid.

On December 26, 2006, the Company entered into an addendum to the intellectualproperty transfer agreement with an officer.  In consideration of the Company issuingeither 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $3,958 (See Note 4 (C).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

As of March 31, 2009 the Company owes $395,348 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $11,224.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of March 31, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 4(A)).

NOTE 6     SUBSEQUENT EVENT

(A) Stock Issued for Cash

On April 24, 2009 the Company issued 2,000,000 shares of common stock for $20,000 ($0.01/share).

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend up to $35,000 per quarter through March 2010 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is essential to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories. No fees have been accrued under these terms to date.

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

Results of Operations for the Quarter ended March 31, 2009.

Revenue for the quarter ended March 31, 2009 was $0.  This compares to $0 in revenue for the preceding quarter ended March 31, 2008.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the quarter ended March 31, 2009 were $79,491. This compares to $112,386 in expenses during the quarter ended March 31, 2008.  Research and development expenses for the quarter ended March 31, 2009 were $5,945.  This compares to $15,925 spent on research and development during the quarter ended March 31, 2008.  In addition, we had the following expenses during the quarter ended March 31, 2009: general and administrative-$11,247, professional fees-$3,000, officer’s salary-$55,085 and payroll taxes-$4,214.  This compares to the same expenses during the quarter ended March 31, 2008: general and administrative-$24,891, professional fees-$15,628, officer’s salary-$51,967 and payroll taxes-$3,975.

Capital Resources and Liquidity

As of March 31, 2009 we had $1,387 in cash compared to $9,537 as of December 31, 2008.

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

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend.  The stock dividend was distributed to shareholders of record on April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 20, 2009	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer