Form 10-Q
period 2009-06-30
Kraig Biocraft Laboratories, Inc
filed 2009-08-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2009:  513,011,325 shares of Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Control and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED).

PAGES	5 - 16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$5,402	$9,537
Prepaid Expenses	8,165	3,123
Total Assets	$13,567	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$144,070	$65,750
Payroll Tax Payable	1,726	16,933
Royality agreement payable - related party	120,000	120,000
Accrued Expenses - related party	497,440	348,278
Total Current Liabilities	763,236	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
501,848,500 and 499,348,500 shares issued and outstanding, respectively	9,049,900	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 400,000 shares	4,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(9,845,629)	(1,363,411)

Total Stockholders' Deficit	(749,669)	(538,301)

Total Liabilities and Stockholders' Deficit	$13,567	$12,660

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30,	June 30,	June 30,	June 30,	(Inception) to	(Inception) to
	2009	2008	2009	2008	June 30, 2009	12/31/2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	14,201	24,555	25,448	49,449	148,151	122,703
Professional Fees	13,039	6,819	16,039	22,446	96,864	80,825
Officer's Salary	55,084	51,967	110,169	103,933	763,903	653,734
Contract Settlement	-	-	-	-	107,143	107,143
Payroll Taxes	4,398	3,856	8,612	7,831	27,376	18,764
Research and Development	51,963	5,261	57,908	21,186	432,917	375,009
Total Operating Expenses	138,685	92,458	218,176	204,845	1,576,354	1,358,178

Loss from Operations	(138,685)	(92,458)	(218,176)	(204,845)	(1,576,354)	(1,358,178)

Other Income/(Expenses)
Other income	-	-	-	2,781	2,781	2,781
Interest expense	(10,248)		(18,192)	-	(26,206)	(8,014)
Total Other Income/(Expenses)	(10,248)	-	(18,192)	2,781	(23,425)	(5,233)

Net Loss before Provision for Income Taxes	(148,933)	(92,458)	(236,368)	(202,064)	(1,599,779)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(148,933)	$(92,458)	$(236,368)	$(202,064)	$(1,599,779)	(1,363,411)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	501,035,313	499,748,500	500,196,566	499,717,560

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2009
(Unaudited)

							Common Stock -			Deficit Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, for the year ended December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)	(538,301)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	25,000

Stock dividend	-	-	-	8,245,850	-	-	-	-	-	(8,245,850)	-

Net loss for the period ended June 30, 2009	-	-	-	-	-	-	-	-	-	(236,368)	(236,368)

Balance, for the period ended June 30, 2009	-	$-	501,848,500	$9,049,900	-	$-	400,000	$4,000	$42,060	$(9,845,629)	$(749,669)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	June 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(236,368)	$(202,064)	$(1,599,779)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	4,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(5,042)	4,036	(8,165)
Increase in accrued expenses and other payables - related party	131,653	(23,587)	499,166
Increase in royality agreement payable - related party	-	120,000	120,000
Increase in accounts payable	80,622	24,017	144,070
Net Cash Used In Operating Activities	(29,135)	(73,598)	(546,493)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of common stock	25,000	-	551,895
Net Cash Provided by Financing Activities	25,000	-	551,895

Net Increase (Decrease) in Cash	(4,135)	(73,598)	5,402

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$5,402	$32,220	$5,402

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850

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
AS OF JUNE 30, 2009

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2009 and 2008, the Company does not have any dilutive securities outstanding.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

(I) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have any effect on the financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

(J) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2      GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $749,669 and used $546,493 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS OF JUNE 30, 2009

On May 18, 2007, the Company issued 13,125,000 shares of common stock for cash of $105,000 ($0.01 per share).

On August 28, 2007 the Company entered into a stock purchase agreement to issue 80,495,000 shares common stock in the amount of $241,485 ($0.003/share).

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

On May 22, 2009, the Company issued 500,000 shares of common stock for $5,000 ($0.01/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of June 30, 2009 the value of the stock was $.02 per share.  However, the Company does not have the obligation to repurchase the shares.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).

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

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

•	Common stock Class A, unlimited number of shares authorized, no par value
•	Common stock Class B, unlimited number of shares authorized, no par value
•	Preferred stock, unlimited number of shares authorized, no par value

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

 (G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend.  The stock split was distributed to shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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
AS OF JUNE 30, 2009

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
AS OF JUNE 30, 2009

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $19,377.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of June 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of June 30, 2009 the Company owes $443,625 in accrued salary (See Note 5).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of June 30, 2009, the Company has not made the required payments and has accrued $45,602 under the agreement   (See Note 3(C))

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company accrued $14,000 of accounts payable for the services provided.  These services were paid in common stock on July 1, 2009 (see Note 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $6,053.

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  As of today, the Company is negotiating a new consulting agreement.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).

NOTE 5     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2009, the loan principle was repaid.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $6,053 (See Note 4 (C).

As of June 30, 2009 the Company owes $443,625 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $19,377.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of June 30, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 4(A)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

NOTE 6     SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated the events and transactions for potential recognition or disclosure through August 15, 2009, the date the financial statements were issued.

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (see Note 3(C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 882,825 shares, which includes 400,000 issuable shares previously approved by the board of directors. (see Note 3(C)).

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm. The Company has issued $90,000 of convertible debt to date.

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The Company issued 10,000,000 shares with a fair value of $100,000 ($0.01/share) to a consultant for investor relations to be provided over a term of six months through February 3, 2010.

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

Results of Operations for the Three Months ended June 30, 2009.

Revenue for the three months ended June 30, 2009 was $0.  This compares to $0 in revenue for the preceding three months ended June 30, 2008.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the three months ended June 30, 2009 were $138,685. This compares to $92,458 in expenses during the three months ended June 30, 2008. Research and development expenses for the three months ended June 30, 2009 were $51,963. This compares to $5,261 spent on research and development during the three months ended June 30, 2008. In addition, we had the following expenses during the three months ended June 30, 2009: general and administrative $14,201, professional fees $13,309, officer’s salary $55,084 and payroll taxes $4,398. This compares to the same expenses during the three months ended June 30, 2008: general and administrative $24,555, professional fees $6,819, officer’s salary $51,967 and payroll taxes $3,856.

Results of Operations for the Six Months ended June 30, 2009.

Revenue for the six months ended June 30, 2009 was $0.  This compares to $0 in revenue for the preceding six months ended June 30, 2008.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the six months ended June 30, 2009 were $218,176. This compares to $204,845 in expenses during the six months ended June 30, 2008. Research and development expenses for the six months ended June 30, 2009 were $57,908. This compares to $21,186 spent on research and development during the six months ended June 30, 2008. In addition, we had the following expenses during the six months ended June 30, 2009: general and administrative $25,448, professional fees $16,039, officer’s salary $110,169 and payroll taxes $8,612. This compares to the same expenses during the six months ended June 30, 2008: general and administrative $49,449, professional fees $22,446, officer’s salary $103,933 and payroll taxes $7,831.

Capital Resources and Liquidity

As of June 30, 2009 we had $5,402 in cash compared to $9,537 as of December 31, 2008.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have any effect on the financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 13, 2009	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer