Form 10-Q
period 2009-09-30
Kraig Biocraft Laboratories, Inc
filed 2009-11-23
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2009:  513,617,410 shares of Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Control and Procedures	23

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	24
Item 1A	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURE

i

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED).

PAGES	6 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ii

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$34,119	$9,537
Other receivables	23,900	-
Prepaid Expenses	5,644	3,123
Total Assets	$63,663	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$76,650	$65,750
Royalty agreement payable - related party	105,000	120,000
Accrued Expenses - related party	568,252	365,211
Derivative Liability	3,029,291	-
Total Current Liabilities	3,779,193	550,961

Long Term Liabilities
Convertible note payable - net of debt discount	4,059	-

Total Liabilities	3,783,252	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
502,495,099 and 499,348,500 shares issued and outstanding, respectively	9,066,900	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 400,000 shares, respectively	22,000	4,000
Additional paid-in capital	162,060	42,060
Deficit accumulated during the development stage	(12,970,549)	(1,363,411)

Total Stockholders' Deficit	(3,719,589)	(538,301)

Total Liabilities and Stockholders' Deficit	$63,663	$12,660

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	16,846	8,383	42,294	57,831	164,997
Professional Fees	6,785	4,765	22,824	27,211	103,649
Officer's Salary	55,154	52,905	173,935	164,669	846,433
Contract Settlement	-	-	-	-	107,143
Research and Development	5,946	5,945	63,854	27,131	438,863
Total Operating Expenses	84,731	71,998	302,907	276,842	1,661,085

Loss from Operations	(84,731)	(71,998)	(302,907)	(276,842)	(1,661,085)

Other Income/(Expenses)
Other income	-	-	-	2,781	2,781
Derivative Income/(Expense)	543,456	-	(3,029,291)		(3,029,291)
Interest expense	(10,898)	-	(29,090)	-	(37,104)
Total Other Income/(Expenses)	532,558	-	(3,058,381)	2,781	(3,063,614)

Net (Income) Loss before Provision for Income Taxes	447,827	(71,998)	(3,361,288)	(274,061)	(4,724,699)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$447,827	$(71,998)	$(3,361,288)	$(274,061)	$(4,724,699)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	502,998,686	499,748,500	500,837,646	499,727,990

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2009
(Unaudited)
										Deficit
			Common				Common Stock -			Accumulated
			Stock -		Common Stock -		Class A Shares			during
	Preferred Stock		Class A		Class B		To be issued			Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)	(538,301)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	32,000

Stock issued in connection with stock dividend	-	-	-	8,245,850	-	-	-	-	-	(8,245,850)	-

Beneficial conversion feature - conventional debt	-	-	-	-	-	-	-	-	120,000	-	120,000

Net loss for the period ended September 30, 2009	-	-	-	-	-	-	-	-	-	(3,361,288)	(3,361,288)

Balance, September 30, 2009	-	$-	502,495,099	9,066,900	-	$-	1,122,311	$22,000	$162,060	$(12,970,549)	$(3,719,589)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	September 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(3,361,288)	$(274,061)	$(4,724,699)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	18,000	4,000	22,000
Change in Fair Value of Derivative Liability	3,029,291	-	3,029,291
Stock issued for services	14,000	-	181,780
Amortization of debt discount	4,059	-	4,059
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,521)	6,706	(5,644)
(Increase)Decrease in other receivables	(23,900)	-	(23,900)
Increase in accrued expenses and other payables - related party	203,041	26,805	568,252
(Decrease) Increase in royalty agreement payable - related party	(15,000)	120,000	105,000
Increase in accounts payable	10,900	32,238	76,650
Net Cash Used In Operating Activities	(123,418)	(84,312)	(640,776)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of common stock	28,000	-	554,895
Net Cash Provided by Financing Activities	148,000	-	674,895

Net Increase (Decrease) in Cash	24,582	(84,312)	34,119

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$34,119	$21,506	$34,119

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

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
AS OF SEPTEMBER 30, 2009
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

(D) Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2009 and 2008, 6,000,000 and 0 warrants were not included in the computation of income/(loss) per share and 211,720,079 and 0 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(F) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

(J) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $3,715,530 and stockholders deficiency of $3,719,589 and used $640,776 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	OTHER RECEIVABLE

As of September 30, 2009 the Company is owed $23,900 for the overpayment of research and development fees.  The refund was received on November 3, 2009 (See Note 6(B) and 8).

NOTE 4	CONVERTIBLE DEBT

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31,

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm. The Company has issued $120,000 of convertible debt to date.

In connection with convertible debt issued, the Company has determined that an allocation of fair value associated with these warrants is applicable for these conventional convertible debt instruments.  The Company first determined the fair value of the warrants based upon the following management assumptions:

Expected dividends	0%
Expected volatility	448.66%
Expected term	2.3 years
Risk free interest rate	1.49%

After computing the fair value of the warrants, the Company determined the relative fair value of the convertible debt and the related effective conversion price. The Company’s effective conversion price for these issuances of convertible debt equals to the market price.

The Company recorded a beneficial conversion feature in connection with the issuance of certain of these notes in the amount of $120,000.  The un amortized discount for the three and nine months ended September 30, 2009 is $115,941.

Following table summarizes convertible note payable outstanding as of September 30, 2009:

Conventional Debt
Conventional debt	$120,000
Less: debt discount	$115,941
Conventional debt, net of debt discount	$4,059

At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $263.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 5	STOCKHOLDERS’ DEFICIT

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
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On April 24, 2009 the Company issued 2,000,000 shares of common stock for $20,000 ($0.01/share).

On May 22, 2009, the Company issued 500,000 shares of common stock for $5,000 ($0.01/share).

On September 30, 2009, the Company issued 366,599 shares of common stock for $3,000 ($0.008/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of September 30, 2009 the value of the stock was $.02 per share.  However, the Company does not have the obligation to repurchase the shares.

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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 6(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors  and 239,486 shares will be issued in November 2009 (See Note 6(C) and 8).

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

The following table summarizes information about warrants for the Company as of September 30, 2009.

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.25	$0.02	6,000,000	$0.02

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

•	Common stock Class A, unlimited number of shares authorized, no par value
•	Common stock Class B, unlimited number of shares authorized, no par value
•	Preferred stock, unlimited number of shares authorized, no par value

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend.  The stock dividend was distributed to shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by nine percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 4(E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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
AS OF SEPTEMBER 30, 2009
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

 In addition, upon expiration or termination of the employment agreement, the Company agrees to keep the officer employed as a consultant for a period of nine years at a rate of $4,000 per month with annual increases of 3%. The agreement also calls for certain increases based on milestones reached by the company, including:

1.   If the company achieves gross sales exceeding $10 million or net income exceeding $1 million for any two years within the ten year period after the date of this agreement or a market capitalization in excess of $45 million for over 180 calendar days within nine years from the date of this agreement, the term of the consulting agreement will be extended to 10 years.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

2.  If the company achieves gross sales exceeding $19 million or net income exceeding $3 million for any two years within the twelve year period after the date of this agreement or a market capitalization in excess of $65 million for over 180 calendar days within nine years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $6,500 per month with a 3% annual increase.

3.  If the company achieves gross sales exceeding $38 million or net income exceeding $6 million for any two years within the twelve year period after the date of this agreement or a market capitalization in excess of $120 million for over 180 calendar days within nine years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $10,000 per month with a 3% annual increase.

 4.  If the company achieves gross sales exceeding $59 million or net income exceeding $9 million for any year within the twelve year period after the date of this agreement or a market capitalization in excess of $210 million for over 180 calendar days within nine years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $15,000 per month with a 3% annual increase.

5.  If the company achieves gross sales exceeding $78 million or net income exceeding $12 million for any year within the twelve year period after the date of this agreement or a market capitalization in excess of $320 million for over 180 calendar days within nine years from the date of this agreement, the term of the consulting agreement will be extended to 20 years or the life of the officer and his spouse at a rate of $20,000 per month with a 3% annual increase.

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price for all salary accrued through March 1, 2009 is the lesser of options 1-3 or $0.002.  The conversion price for all salary accrued from March 1, 2009 through September 30, 2009 is the lesser of options 1-3.  As of September 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of September 30, 2009 the Company owes $498,709 in accrued salary (See Note 7) and has accrued a derivative liability of $3,029,291 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of September 30, 2009, the Company has made a payment of $70,000 for the required payments of $45,602 under the agreement and has received a refund of $23,900 for the overpayment on November 3, 2009, which was recorded as other receivable as of September 30, 2009 (See Note 3 and 8).

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 5(C)).  As of September 30, 2009, $3,000 was accrued for services provided during the quarter.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107.   An additional a payment of $10,000 was made on October 19, 2009 (See Note 7 and 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  As of today, the Company is negotiating a new consulting agreement.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors  and 239,486 shares which will be issued in November 2009 (See Note 5(C) and 8).

(D)  Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The Company is to issue 10,000,000 shares with a fair value of $100,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 180 days.  As of September 30, 2009, the Company and the consultant have agreed to delay the start date of the agreement to a future period. As of September 30, 2009 no shares has been issued and no services have been provided.

NOTE 7	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of September 30, 2009, the loan principle was repaid.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107 (See Note 6 (C)).  An additional a payment of $10,000 was made on October 19, 2009 (See Note 8).

As of September 30, 2009 the Company owes $498,709 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of September 30, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 6(A)).

NOTE 8	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated the events and transactions for potential recognition or disclosure through November 18, 2009, the date the financial statements were issued.

On October 19, 2009, the amount of $10,000 was repaid by the Company to the officer for the related party accrued expenses (See Note 6 (C) and 7).

On November 19, 2009, the issuance of 239,486 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement  (See Note 5 (C) and 6 (C)).

On November 3, 2009, under the license agreement dated May 8, 2006, the company received a refund of $23,900 for the overpayment of research fees (See Note 3 and 6(B)).

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

Results of Operations for the Three Months ended September 30, 2009 as Compared to the Three Months ended September 30, 2008.

Revenue for the three months ended September 30, 2009 was $0.  This compares to $0 in revenue for the three months ended September 30, 2008.  No sales are anticipated during the next twelve months as we will remain in the development stage.

Operating expenses for the three months ended September 30, 2009 were $84,731. This compares to $71,998 in expenses during the three months ended September 30, 2008. Research and development expenses for the three months ended September 30, 2009 were $5,946. This compares to $5,945 spent on research and development during the three months ended September 30, 2008. In addition, we had the following expenses during the three months ended September 30, 2009: general and administrative $16,846, professional fees $6,785 and officer’s salary $55,154.  This compares to the same expenses during the three months ended September 30, 2008: general and administrative $8,383, professional fees $4,765 and officer’s salary $52,905.

Other Income increased from $0 for the three months ending September 30, 2008 to $532,558.  This 100% increase is solely due to the recognition of derivative income for the three months ending September 30, 2009 for the convertible accrued salary owed to the CEO.

Results of Operations for the Nine months ended September 30, 2009 as Compared to the Nine Months ended September 30, 2008.

Revenue for the nine months ended September 30, 2009 was $0.  This compares to $0 in revenue for the nine months ended September 30, 2008.  No sales are anticipated during the next twelve months as we will remain in the development stage.

Operating expenses for the nine months ended September 30, 2009 were $302,907. This compares to $276,842 in expenses during the nine months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 were $63,854. This compares to $27,131 spent on research and development during the nine months ended September 30, 2008. In addition, we had the following expenses during the nine months ended September 30, 2009: general and administrative $42,294, professional fees $22,824 and officer’s salary $173,935. This compares to the same expenses during the nine months ended September 30, 2008: general and administrative $57,831, professional fees $27,211 and officer’s salary $164,669.

Other Income/(Expenses) increased from $2,781 of other income for the nine months ending September 30, 2008 to other expenses of $3,058,381.  This increase in other expense is due to the recognition of derivative income for the nine months ending September 30, 2009 for the convertible accrued salary owed to the CEO.

Capital Resources and Liquidity

As of September 30, 2009 we had $34,119 in cash compared to $9,537 as of December 31, 2008.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing. FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, GAAP The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of the Codification did not have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our three months ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below.  Specifically the Company did not properly account for derivative liability associated with our CEO’s accrued salary.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting.  In order to rectify our ineffective disclosure controls and procedures, we are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2009, the Company issued 280,000 shares to Dr. Jarvis as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement.

On July 1, 2009, the Company issued 482,825 shares of common stock to Dr. Fraser as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.
On September 30, 2009, the Company issued 366,599 shares of common stock for $3,000 ($.008/share) to Sam Ching.

The issuance of these securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated under the Securities Act of 1933, as amended.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 20, 2009	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer