Form 10-Q/A
period 2009-06-30
Kraig Biocraft Laboratories, Inc
filed 2009-11-24
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 to FORM 10-Q
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

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to restate the financials and to update the disclosures regarding compliance with Section 16(a) of the Exchange Act.

We are amending the following items:

Part I	Financial Statements and Supplementary Data
Part I Item 2	Management’s Discussion and Analysis of Financial Condition

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on August 13, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since August 13, 2009.

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

SIGNATURE

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED)( RESTATED ) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 ( RESTATED ) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED) ( RESTATED ).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED) ( RESTATED ).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 ( RESTATED ) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED) (RESTATED ).

PAGES	5 - 16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited) AS RESTATED NOTE 2
Current Assets
Cash	$5,402	$9,537
Prepaid Expenses	8,165	3,123
Total Assets	$13,567	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$144,070	$65,750
Payroll Tax Payable	1,726	16,933
Royalty agreement payable - related party	120,000	120,000
Accrued Expenses - related party	497,440	348,278
Derivative Liability	3,572,747	-
Total Current Liabilities	4,335,983	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
501,848,500 and 499,348,500 shares issued and outstanding, respectively	9,049,900	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 400,000 shares	4,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(13,418,376)	(1,363,411)

Total Stockholders' Deficit	(4,322,416)	(538,301)

Total Liabilities and Stockholders' Deficit	$13,567	$12,660

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2009	2008	2009	2008	June 30, 2009
	AS RESTATED NOTE 2		AS RESTATED NOTE 2		AS RESTATED NOTE 2

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	14,201	24,555	25,448	49,449	148,151
Professional Fees	13,039	6,819	16,039	22,446	96,864
Officer's Salary	55,084	51,967	110,169	103,933	763,903
Contract Settlement	-	-	-	-	107,143
Payroll Taxes	4,398	3,856	8,612	7,831	27,376
Research and Development	51,963	5,261	57,908	21,186	432,917
Total Operating Expenses	138,685	92,458	218,176	204,845	1,576,354

Loss from Operations	(138,685)	(92,458)	(218,176)	(204,845)	(1,576,354)

Other Income/(Expenses)
Derivative Income/(Expense)	(3,572,747)	-	(3,572,747)	-	(3,572,747)
Other income	-	-	-	2,781	2,781
Interest expense	(10,248)		(18,192)	-	(26,206)
Total Other Income/(Expenses)	(3,582,995)	-	(3,590,939)	2,781	(3,596,172)

Net Loss before Provision for Income Taxes	(3,721,680)	(92,458)	(3,809,115)	(202,064)	(5,172,526)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (3,721,490)	$(92,458)	$ (3,809,115)	$(202,064)	$ (5,172,526)

Net Loss Per Share - Basic and Diluted	$ (0.01)	$(0.00)	$ (0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	501,035,313	499,748,500	500,196,566	499,717,560

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
As Restated Note 2
For the period from April 25, 2006 (inception) to June 30, 2009
(Unaudited)

							Common Stock -			Deficit Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-		$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-		180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-		140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-		5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-		-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-		200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-		200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-		126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)		(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)		(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-		15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-		103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-		3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-		15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-		15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-		16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-		105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-		241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-		600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-		24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-		75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-		360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-		3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-		-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-		6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)		(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)		(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-		4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)		(360,104)

Balance, for the year ended December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)		(538,301)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-		25,000

Stock dividend	-	-	-	8,245,850	-	-	-	-	-	(8,245,850)		-

Net loss for the period ended June 30, 2009	-	-	-	-	-	-	-	-	-	(3,809,115)		(236,368)

Balance, for the period ended June 30, 2009	-	$-	501,848,500	$9,049,900	-	$-	400,000	$4,000	$42,060	$ (13,418,376)	$	(4,322,416)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	June 30, 2009
	AS RESTATED NOTE 2		AS RESTATED NOTE 2
Cash Flows From Operating Activities:
Net Loss	$ (3,809,115)	$(202,064)	$ (5,172,526)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	4,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
Change in Fair Value of Derivative Liability	3,572,747	-	(3,572,747)
(Increase)Decrease in prepaid expenses	(5,042)	4,036	(8,165)
Increase in accrued expenses and other payables - related party	131,653	(23,587)	499,166
Increase in royalty agreement payable - related party	-	120,000	120,000
Increase in accounts payable	80,622	24,017	144,070
Net Cash Used In Operating Activities	(29,135)	(73,598)	(546,493)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of common stock	25,000	-	551,895
Net Cash Provided by Financing Activities	25,000	-	551,895

Net Increase (Decrease) in Cash	(4,135)	(73,598)	5,402

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$5,402	$32,220	$5,402

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850

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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
AS OF JUNE 30, 2009

(J) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2      RESTATEMENT

On November 23, 2009, the Company determined that it had not properly accounted for a derivative liability as required by SFAS 150.  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q for the period ended June 30, 2009 with an increase in derivative liabilities of $3,572,747 and an increase in derivative expense of $3,572,747.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	June 30, 2009
	As Previously
	Reported	Adjustments	As Restated

Derivative Liability	$-	$3,572,747	$3,572,747

Total Current Liabilities	$763,236	$3,572,747	$4,335,983

Deficit Accumulated during the development stage	$(9,845,629)	$(3,572,747)	$(13,418,376)

Total Stockholder's Equity	$(749,669)	$(3,572,747)	$(4,322,416)

The following table sets forth the effects of the restatement to certain line items within the Company’s previously reported statement of operations:

							For the Period from
	For the Three Months			For the Six Months			April 25, 2006 (Inception)
	Ended June 30, 2009			Ended June 30, 2009			to June 30, 2009
	As			As			As
	Previously	Adjustments	As	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated
	Reported		Restated

Derivative Income/(Expense)	$-	$(3,572,747	$(3,572,747)	$-	$(3,572,747)	$(3,572,747)	$-	$(3,572,747)	$(3,572,747)

Net Loss before Income Taxes	$(148,933)	$(3,572,747)	$(3,721,680)	$(236,368)	$(3,572,747)	(3,809,115)	$(1,599,779)	$(3,572,747)	(5,172,526)

Provision for Income Taxes	$-	$-	$-	-	$-	$-	-	$-	$-

Net Loss	$(148,933)	$(3,572,747)	$(3,721,680)	(236,368)	$(3,572,747)	$(3,809,115)	(1,599,779)	$(3,572,747)	$(5,172,526)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	(0.00)	$(0.01)	$(0.01)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF JUNE 30, 2009

NOTE  3       GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $ 4,322,416 and used $546,493 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE  4       STOCKHOLDERS’ DEFCIT

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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
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

NOTE  5       COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 4 (E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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
AS RESTATED NOTE 2
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
AS RESTATED NOTE 2
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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $19,377.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of June 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of June 30, 2009 the Company owes $443,625 in accrued salary (See Note 6 ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF JUNE 30, 2009

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of June 30, 2009, the Company has not made the required payments and has accrued $45,602 under the agreement   (See Note 4 (C))

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company accrued $14,000 of accounts payable for the services provided.  These services were paid in common stock on July 1, 2009 (see Note 7 ).

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
AS RESTATED NOTE 2
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

NOTE  6      RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2009, the loan principle was repaid.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $6,053 (See Note 5 (C).

As of June 30, 2009 the Company owes $443,625 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $19,377.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.   The conversion price for all salary accrued through March 1, 2009 is the lesser of options 1-3 or $0.002.  The conversion price for all salary accrued from March 1, 2009 through June 30, 2009 is the lesser of options 1-3.  As of June 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of June 30, 2009 the Company has accrued a derivative liability of $3,572,747 for the potential benefit of the convertible accrued salary as per SFAS 150 (see Note 5).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF JUNE 30, 2009

NOTE  7      SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated the events and transactions for potential recognition or disclosure through August 15, 2009, the date the financial statements were issued.

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (see Note 4( C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 882,825 shares, which includes 400,000 issuable shares previously approved by the board of directors. (see Note  4 (C)).

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

Total Other Income/(Expense) increased from $0 for the three months ending June 30, 2008 to $3,582,995.  This 100% increase is solely due to the recognition of derivative expense for the three months ending June 30, 2009 for the convertible accrued salary owed to the CEO.

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

Total Other Income/(Expense) increased from $2,781 for the three months ending June 30, 2008 to ($3,590,939).  This increase is solely due to the recognition of derivative expense for the three months ending June 30, 2009 for the convertible accrued salary owed to the CEO.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 23 , 2009	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer