Form 10-K
period 2009-12-31
Kraig Biocraft Laboratories, Inc
filed 2010-04-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-146316

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact name of issuer as specified in its charter)

Wyoming	83-0459707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 N. Washington Square, Suite 805, Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (517) 336-0807

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Class A Common stock, no par value per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 was approximately $4,356,254.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of March 29, 2010, the registrant had 518,689,550 shares issued and outstanding.

Documents Incorporated by Reference:
None.

“Kraig”, “Kraig Biocraft” “KBLB”, “the Company”, “we”, “us” and “our” refer to Kraig Biocraft Laboratories, Inc., a Wyoming corporation, unless the context otherwise requires.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Overview

We are Kraig Biocraft Laboratories, Inc., a corporation organized under the laws of Wyoming on April 25, 2006.  We were organized to develop high strength, protein-based fibers, using recombinant DNA technology, for commercial applications in both the specialty fiber and technical textile industries.  Specialty fibers are engineered for specific uses that require exceptional strength, heat resistance and/or chemical resistance.  The specialty fiber market is dominated by two synthetic fiber products:  aramid fibers and ultra high molecular weight polyethylene fiber.  Examples of these synthetic fibers include Kevlar® and Spectra®.  The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We have collaboration agreements with University of Notre Dame and the University of Wyoming that give us the exclusive use of certain intellectual property for fibers in commercially viable quantities.  We will then use these technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the specialty fiber and technical textile industries.

We are currently in the first stage of our development, which is to develop a transgenic silkworm that can produce a natural spider silk fiber by inserting patented genetic sequences into ordinary silkworms using patented genetic engineering technology under our license and collaboration agreements with the University of Norte Dame and the University of Wyoming.  The proceeds from the offering, as described below, will be used to fund this first stage, which we expect to complete by October 1, 2011.

The Market

We are focusing our work on the creation of high performance and technical fiber.  The performance fiber market is currently dominated by two classes of product: aramid fibers, exemplified by Kevlar® (E.I. du Pont de Nemours and Company), and ultra high molecular weight polyethylene fiber, exemplified by Dyneema® (DSM NV) and Spectra® (Honeywell International Inc.).  These products service the need for materials with high strength, resilience, and flexibility.  Because these synthetic performance fibers are stronger and tougher than steel, they are used in a wide variety of military, industrial, and consumer applications.

Among the users of these materials are the military and police departments, which employ them for ballistic protection.  The materials are also used for industrial applications requiring superior strength and toughness, i.e. critical cables and abrasion/impact resistant components.  These fibers are also employed in safety equipment, high strength composite materials for the aero-space industry and for ballistic protection by the defense industry.

The global market for technical textiles is currently estimated at $92.88 billion.  The demand for technical textiles is growing rapidly and is expected to reach $127 billion in 2010.

These are industrial materials which have become essential products for both industrial and consumer applications.  The market for technical textiles can be defined as consisting of:

•	Medical textiles;

•	Geotextiles;

•	Textiles used in Defense and Military;

•	Safe and Protective Clothing;

•	Filtration Textiles;

•	Textiles used in Transportation;

•	Textiles used in Buildings;

•	Composites with Textile Structure;

•	Functional and Sportive Textiles.

We believe that the superior mechanical characteristics of the next generation of protein-based polymers (in other words, genetically engineered silk fibers), will open up new applications for the technology and result in a significant increase in demand. The materials which we are working to produce are many times tougher and stronger than steel.  These fibers are often referred to as “super fibers.”

The Product

Certain fibers produced in nature possess unique mechanical properties in terms of strength, resilience and flexibility.  These protein based fibers, exemplified by spider silk, have been the subject of much interest to the U.S. military.  The military’s interest in spider silks stems from the incredible toughness of the material, as illustrated in the table below.

Comparison of the Properties of Spider Silk, Kevlar® and Steel

	Material Toughness1	Tensile Strength2	Weight3
Dragline spider silk	120,000-160,000	1,100-2,900	1.18-1.36

Steel	2,000-6,000	300-2,000	7.84

1 Measured by the energy required to break a continuous filament, expressed in joules per kilogram (J/kg).  A .357 caliber bullet has approximately 925 joules of kinetic energy at impact.

2 Tensile strength refers to the greatest longitudinal stress the fiber can bear, measured by force over area in units of newtons per square meter.  The measurement here is in millions of pascals.

3 In grams per cubic centimeter of material.

This comparison table was the result of research performed by Randolph Lewis, Ph.D. at the University of Wyoming.  Such work was summarized in an article entitled “Spider Silk:  Ancient Ideas for New Biomaterials” which was published in Chemicals Review, volume 106, issue 9, pages 3672 – 3774.  The measurements in joules in the table above are a conversion from Dr. Lewis’ measurements in newtons/meter squared.

We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways so superior to the materials currently available in the marketplace.  For example, as noted above, the ability of spider fiber to absorb in excess of 100,000 joules of kinetic energy, which makes it the potentially ideal material for structural blast protection.

Production of this material in commercial quantities holds the promise of a life saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. Other applications for spider silk based fibers include use as structural material and for any application in which light weight and high strength are required.  We believe that polymer fibers made with recombinant protein-based fiber will make significant inroads into the specialty fiber and technical textile markets.

While the superior properties of spider silks are well known, there is presently no known way to produce these fibers in commercial quantity.  The spiders are cannibalistic, and can not be raised in concentrated colonies.  However, we envision that recombinant fiber, with its superior mechanical characteristics, will supplant the current generation of high performance fiber.

Our Technology

While scientists have been able to replicate the proteins that are the building blocks of spider silk, the technological barrier that has stymied production until now has been the inability to form these proteins into a fiber with the desired mechanical characteristics.

We have licensed the exclusive right to use the patented genetic sequences and genetic engineering technology developed at Notre Dame and the University of Wyoming, and in working collaboratively with those laboratories, we are developing fibers with the mechanical characteristics of spider silk.  We are applying our proprietary genetic engineering technology to domesticated silkworms, which are already one of the most efficient commercial producers of silk.

Our technology builds upon the unique advantages of the domesticated silkworm for this application.  The silkworm is ideally suited to produce recombinant protein fiber because it is already an efficient commercial and industrial producer of protein based polymers.  Forty percent (40%) of the caterpillars’ weight is devoted to the silk glands. The silk glands produce large volumes of protein, called fibroin, which are then spun into a composite protein thread (silk).

We are working to use our genetic engineering technology to create recombinant silk polymers.

 A part of our intellectual property portfolio is the exclusive right to use the patented spider silk gene sequences in silkworm.  Under the Exclusive License Agreement with The University of Wyoming, we have obtained certain exclusive rights to use numerous genetic sequences which are the subject of five US patents and two pending patent applications held by The University of Wyoming.

The introduction of the gene sequence, in the manner employed by us, results in a germline transformation and is therefore self perpetuating.  This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production.

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation.   Kraig is a reporting company under the Securities Exchange Act of 1934 which occurred as a result of its original registration statement on Form SB -2 filing in late 2007.  The Company is up to date with all necessary filings with the SEC.

Our shares are traded OTCBB under the ticker symbol: KBLB.  There are 518,689,550 shares of common stock issued and outstanding.  Kim Thompson, our founder and CEO, owns approximately 61.8% of the issued and outstanding shares.

The inventor of our technology, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc.  Our protein expression system is, in concept, scalable, cost effective, and capable of producing a wide range of proteins including pharmaceuticals and materials.

In order to reduce the technology to practice, we have entered into intellectual property and collaborative research agreements with two leading universities which are at the forefront in this field:   the University of Wyoming and the University of Notre Dame.  One of our major shareholders, the University of Wyoming Foundation, is a public university which has contributed significant intellectual property to the enterprise.

Certain patented genetic tools, methods, and proprietary gene sequences invented and discovered by researchers at these universities are pivotal in our work.  We have negotiated and obtained certain exclusive proprietary rights to use Notre Dame’s and the University of Wyoming’s intellectual property for the product development and commercialization of our fiber products.

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007.  That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production.  On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011.   Pursuant to these agreements the genetic work is being conducted primarily within Notre Dame’s laboratories.

We have also entered into an intellectual property and sponsored research agreement with the University of Wyoming.

Collaboration and Research Agreements/Intellectual Property

We have obtained certain exclusive rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies held by the University of Wyoming and the University of Notre Dame.  We have also acquired certain exclusive rights to patent pending protein based fibers and genetic technologies.

In 2008, the University of Notre Dame filed two provisional patent applications pursuant to our intellectual property and collaborative research agreement.  In addition, we have filed a separate U.S. provisional patent application regarding certain methodologies, genetic sequences, organic polymers and composite silk fibers.  We anticipate that our intellectual property portfolio will continue to grow in 2010.

We do not own any patents or trademarks.

Intellectual Property/Collaborative Research Agreement with Notre Dame University

Our collaborative research agreement with the University of Notre Dame requires the Company to provide cost reimbursement for scientific research performed within Notre Dame relating to recombinant silk development.  The reimbursable costs to the Company are caped at $35,000 per calendar quarter, unless the Company provides prior authorization for exceeding that cap.  Subject to the renewal of our research agreement with Norte Dame, our  agreement with Notre Dame provides us with a right to an exclusive license to intellectual property developed pursuant to the collaborative research on terms to be negotiated on a case by case basis.  The University of Notre Dame retains a right to a commercially reasonable royalty on all such technology.    On March 20, 2010, we renewed our agreement with the University of Notre Dame on substantially the same terms as the prior agreement.   This renewed agreement has a term that ends February 28, 2011.  Under our intellectual property/collaborative research agreement with The University of Notre Dame, we sponsor research by the University of Notre Dame regarding genetic engineering techniques patented by Notre Dame, which are called Piggybac transposon, for applications on silk worms.  Any patents or other intellectual property developed as a result of this sponsored research will be the property of Notre Dame, however, we have a six-month period, commencing on the date that we notify Notre Dame, to negotiate a license agreement for the use of such intellectual property for the use of creating transgenic worms for the production of silk and fibers.  Such license agreement would have terms consistent with a sample license agreement that is attached to the Notre Dame collaborative research agreement.  Such license agreement would require us to make royalty payments to Notre Dame that would range from 1% to 6% of net sales of products using Notre Dame’s intellectual property.   In addition, such license agreement would have a term of approximately 20 years.

Exclusive License Agreement with University of Wyoming

In May 2006, we entered into a license agreement with the University of Wyoming, pursuant to which we have licensed the exclusive, worldwide right to develop and commercialize the production by silkworms of synthetic and natural spider silk proteins and the genetic sequencing for such spider silk proteins.  These spider silk proteins and genetic sequencing are covered by patents held by the University of Wyoming.  Our license allows us only to use silkworms to produce the licensed proteins and genetic sequencing.  We have the right to sublicense the intellectual property that we license from the University of Wyoming.  Our license agreement with the University of Wyoming requires that we pay licensing and research fees to the university in exchange for an exclusive license to in our field of use for certain university-developed intellectual property including patented spider silk gene sequences.  Pursuant to the agreement, we issued 17,500,000 shares of our Class A common stock to the University Foundation. Of the shares of our Class A common stock we issued to the University Foundation, we have the right to call 7,000,000 of those shares at any time prior to May 8, 2011 at a purchase price of $150,000.  Our license agreement with the University of Wyoming will continue in each country until the later of (i) expiration of the last-to-expire patent we license from the University of Wyoming under this license agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country.  There are no royalties payable to the University of Wyoming under the terms our agreement with them.

We have not made any of the required payments pursuant to our license agreement with the University of Wyoming.  We will continue to accrue required payments under the license agreement with the University of Wyoming, and we will pay such amounts as our finances allow.  Our license agreement provides that the University of Wyoming must give us at least 90 days notice to cure the failure to make the required payments before the University can terminate the license agreement.  If our license agreement with the University of Wyoming were terminated, however, it would result in a loss of six months of research time and it would cost us an additional $120,000 to create an alternative gene sequence.

Research and Development

Our current research and development is being conducted sequentially in two stages.

First stage: Reduction to practice

1) We will reduce to practice our technology for spider silk protein expression in the silk glands of the silkworm.  The focus at this stage is spider silk analogs and the production of new silk fibers composed of recombinant proteins.  We are hopeful that we can achieve this goal by December 31, 2010.  We believe that our transgenic system is essentially “plug and play”, in that once the system is established the gene sequence for any compatible protein can be inserted for expression by the system.

Second stage: Commercialization

2) High Performance Fibers:  Once we have achieved the production of recombinant fiber, we will turn the technology to the production of high performance polymers.  We intend to will follow the accepted market structure in the industry: vertical integration for certain applications, and bulk sale of spun fiber directly to intermediate and end product manufacturers.  There is also the possibility of licensing our product and technology.

Our goal is to reach the following achievements within the indicated time frame:

Achievement	Time horizon
Laboratory production of recombinant fiber.	December 31, 2010
Laboratory production of recombinant high performance fiber.	April 30, 2011
Commercialization of recombinant fiber.	January 30, 2012

During the fiscal years ended December 31, 2009, 2008 and 2007, we have spent approximately 7,360 hours, 820 hours and 3,420 hours, respectively, on research and development activities, which consisted of primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

We currently have no employees other than Kim Thompson, our sole officer and director.  We plan to hire more persons on as-needed basis.

ITEM 1A.    RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2.    DESCRIPTION OF PROPERTY.

We rent office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which is our principal place of business.  Our current lease is on a month to month basis.  We pay an annual rent of $600 for office space, conference facilities, mail, fax and reception services located at our principal place of business.

ITEM 3.    LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.    [REMOVED AND RESERVED].

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “KBLB” since February 20, 2008.

The following table sets forth the high and low trade information for our Class A common stock for each quarter since we began trading on February 20, 2008. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.  The prices below reflect a, the Company's Board of Directors declared a nine-for-one stock dividend which was declared by our board of directors on March 23, 2009.  The stock split was distributed to shareholders of record as of April 27, 2009.

Quarter ended	Low Price	High Price
March 31, 2008	$0.00	$0.05
June 30, 2008	$0.022	$0.047
September 30, 2008	$0.011	$0.039
December 31, 2008	$0.011	$0.04
March 31, 2009	$0.011	$0.044
June 30, 2009	$0.017	$0.06
September 30, 2009	$0.011	$0.025
December 31, 2009	$0.009	$0.025

Holders

As of March 29, 2010 in accordance with our transfer agent records, we had 28 record holders of our Class A common stock.

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

Stock Option Grants; Warrants and Convertible Securities

To date, we have not granted any stock options.  In 2006, our CEO, Kim Thompson, received substantial warrants on our stock pursuant to the employment agreement between Mr. Thompson and us.  However, Mr. Thompson surrendered all such warrants and options to the corporation prior to the close of the 2006 calendar year.  As of this date, we have no outstanding stock options.

Pursuant to the Letter Agreement, Calm Seas Capital made a Bridge Investment in us in the aggregate amount of $120,000, of which $100,000 was paid promptly after the Letter Agreement was signed in July 2009 and the remaining $20,000 was paid in late September 2009.  In this Bridge Investment, Calm Seas Capital purchased (i) twelve convertible debentures, each in the principal amount of $10,000 (the “Bridge Debentures”) and (ii) twelve warrants each exercisable for the purchase of 500,000 shares (the “Bridge Warrants”).  As of March 26, 2010, Calm Seas Capital has converted $105,000 of the principal amount of the debentures into shares of our Class A common stock.

The principal and interest of the Bridge Debentures, which mature on December 31, 2010, are principal and interest shall be convertible at the option of the holder at a fixed price of $.018 per share.  After September 30, 2010, we may cause the Bridge Debentures to be converted into shares of our Class A common stock at the lower of (i) the conversion price then in effect and (ii) the average closing bid for the Company’s Class A common stock for the 20 trading days prior to the date the Company gives notice that it is converting the Bridge Debentures (but not less than $0.005 per share).

The conversion price of the Bridge Debentures will be proportionately adjusted in the event of merger, sale of assets, reclassification of the Company’s capital stock, stock split, reverse stock split or stock dividend.  Additionally, the conversion price of the Bridge Debentures will be proportionately reduced if the Company sells shares of its Class A common stock for a price per share less than the conversion price of the Bridge Debentures, excluding the issuance of shares pursuant to (a) Bridge Debentures or Bridge Warrants, (b) the Equity Line of Credit or other existing obligation of the Company to issue shares, (c) equity compensation plans or (d) the acquisition or another business.

The Bridge Warrants expire on December 31, 2011.  The Bridge Warrants are exercisable at an exercise price of $.02 per share, subject to customary adjustments for stock splits, stock dividends, distribution of non-cash assets by the Company to its shareholders, capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor, or sale, transfer or other disposition of all or substantially all of the Company’s assets to another corporation.  Additionally, Calm Seas Capital may exercise the Bridge Warrants using a cashless exercise provision.

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

YEAR ENDED DECEMBER 31, 2009

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend up to $35,000 per quarter through March 2011 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is essential to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories. No fees have been accrued under these terms to date.

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

Results of Operations for the Year ended December 31, 2009.

Revenue for the year ended December 31, 2009 was $0.  This compares to $0 in revenue for the preceding year ended December 31, 2008.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the year ended December 31, 2009 were $524,707. This compares to $355,647 in expenses during the year ended December 31, 2008.  Research and development expenses for the year ended December 31, 2009 were $69,799.  This compares to $33,077 spent on research and development during the year ended December 31, 2008.  In addition, we had the following expenses during the year ended December 31, 2009: general and administrative- $64,264, professional fees-$43,179, officer’s salary-$220,338 and public relations- $99,727.  This compares to the same expenses during the year ended December 31, 2008:  general and administrative-$78,918, professional fees-$31,066, officer’s salary-$207,866 and public relations-$4,720.

Capital Resources and Liquidity

As of December 31, 2009 we had $24,570 in cash compared to $9,537 as of December 31, 2008.

On July 17, 2009, we entered into letter agreement for an Equity Line of Credit with Calm Seas Capital, LLC, which was amended on September 14, 2009 (together, as amended, the “Letter Agreement”).

Pursuant to the Letter Agreement with Calm Seas Capital, during a 24 month period we may put to Calm Seas up to an aggregate of $1,000,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest closing “bid” price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may only put shares at the beginning of each calendar month, unless Calm Seas accepts an additional put (as described below).

Under the Letter Agreement, the dollar value that we will be permitted to put each month to Calm Seas Capital will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $75,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas.

Notwithstanding the $75,000 ceiling for each monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of a monthly put or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

The Letter Agreement will terminate when any of the following events occur:

•	Calm Seas has purchased an aggregate of $1,000,000 of our Class A common stock; or

•	The second anniversary of the effective date of the registration statement covering our equity line of credit with Calm Seas.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and proceeds from the Letter Agreement with Calm Seas Capital (as described above).

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $538,000.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification. did not have a material effect on the Company’s financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 and 2008.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	F-6 - F-21	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc., (a  development stage company), as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 and the period April 25, 2006 (Inception) to December 31, 2009.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period April 25, 2006 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements. The Company is in the development stage with a working capital deficit of $3,147,377, stockholder’s deficit of $3,174,777 and used $650,325 of cash in operations from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 5, 2010

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008

Current Assets
Cash	$24,570	$9,537
Prepaid Expenses	3,124	3,123
Total Assets	$27,694	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$104,843	$65,750
Accrued Interest	1,775	-
Royalty agreement payable - related party	85,000	120,000
Accrued Expenses - related party	636,829	365,211
Derivative Liability	124,345	-
Derivative Liability – Related Party	2,222,279	-
Total Current Liabilities	3,175,071	550,961

Long Term Liabilities
Convertible note payable – net of debt discount	27,400	-

Total Liabilities	3,202,471	-

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
502,495,099 and 499,348,500 shares issued and outstanding during	821,050	779,050
2009 and 2008, respectively
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 11,122,311 and 400,000 shares, respectively.	222,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(4,156,554)	(1,363,411)

Total Stockholders' Deficit	(3,174,777)	(538,301)

Total Liabilities and Stockholders' Deficit	$27,694	$12,660

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	64,264	78,918	182,247
Public Relations	99,727	4,720	104,447
Amortization of Debt Discount	27,400	-	27,400
Professional Fees	43,179	31,066	124,004
Officer’s Salary	220,338	207,866	892,836
Contract Settlement	-	-	107,143
Research and Development	69,799	33,077	444,808
Total Operating Expenses	524,707	355,647	1,882,885

Loss from Operations	(524,707)	(355,647)	(1,882,885)

Other Income/(Expenses)
Other income	-	2,781	2,781
Derivative Income/(Expense)	(2,226,622)	-	(2,226,622)
Interest expense	(41,814)	(7,238)	(49,828)
Total Other Income/(Expenses)	(2,268,436)	(4,457)	(2,273,669)

Net Loss before Provision for Income Taxes	(2,793,143)	(360,104)	(4,156,554)

Provision for Income Taxes	-	-	-

Net Loss	$(2,793,143)	$(360,104)	$(4,156,554)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	504,115,849	499,733,160

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2008

											Deficit
							Common Stock -				Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Deffered	during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(1,363,411)	(538,301)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-			-	-	-	14,000

Stock issued for services	-	-	-	-	-	-	722,311	18,000	-	-	-	18,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(2,793,143)	(2,793,143)

Balance, December 31, 2009	-	$-	502,495,099	$821,050	-	$-	11,122,311	$222,000	$42,060	$(103,333)	$(4,156,554)	$(3,174,777)

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	December 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(2,793,143)	$(360,104)	$(4,156,554)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	18,000	4,000	22,000
Derivative expense	2,226,622	-	2,226,622
Stock issued for services	14,000	-	181,780
Amortization of debt discount	27,400	-	27,400
Warrants issued to employees	-	-	126,435
Deferred compensation realized	96,667		96,667
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(1)	9,377	(3,124)
Increase in accrued interest	1,775	-	1,775
Increase in accrued expenses and other payables – related party	271,618	86,817	636,829
(Decrease) Increase in royalty agreement payable - related party	(35,000)	120,000	85,000
Increase in accounts payable	39,095	43,629	104,485
Net Cash Used In Operating Activities	(132,967)	(96,281)	(650,325)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of common stock	28,000	-	554,895
Net Cash Provided by Financing Activities	148,000	-	674,895

Net Increase (Decrease) in Cash	15,033	(96,281)	24,570

Cash at Beginning of Period/Year	9,537	105,818	-

Cash at End of Period/Year	$24,570	$9,537	$24,570

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

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
AS OF DECEMBER 31, 2009 AND 2008

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2009 and 2008, 6,000,000 and 0 warrants were not included in the computation of income/(loss) per share and 223,300,629 and 0 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

(E) Research and Development Costs

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:
	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(949,669)	$(122,435)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes	757,065	10
Change in valuation allowance	192,604	122,425

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2009	2008
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	612,210	419,606
Valuation allowance	(612,210)	(419,606)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended December 31, 2009 and 2008 was an increase of $192,604 and $122,426, respectively.

(G) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(H) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

(J) Fair Value Accounting

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted fair value accounting guidance for financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:
Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liabilities for warrant derivative instruments	$59,874	$-	$-	$59,874
Fair value of liability for embedded conversion option derivative instruments	$2,222,279	$	$	$2,222,279
Fair value of liability for embedded conversion option derivative instruments	$64,471	$-	$-	$64,471
Total Financial Liabilities	$2,346,624	$-	$-	$2,346,624

(K) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events. FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB Accounting Standards Codification No. 855 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification. did not have a material effect on the Company’s financial statements.

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
AS OF DECEMBER 31, 2009 AND 2008

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

 (L) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2                   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $3,147,377 and stockholders’ deficiency of $3,174,777 and used $650,325 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 3	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock (6,000,000 as of December 31, 2009).  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm (see Note 5(D)).  The Company has issued $120,000 of convertible debt to date.

The $120,000 convertible debt instrument was determined to have a separate derivative liability instrument requiring bifurcation and the computation of fair value. The conversion price per share equals to the lower of the conversion price and the average closing bid price of the common stock during the 20 trading days prior to and including the date on which the conversion notice is delivered to the holder, however, the mandatory Conversion price shall not be less than $0.005.The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	Issuance of Warrants – September 14, 2009	As of September 30, 2009	As of December 31, 2009
Expected Volatility	448.66%	448.62%	448.62%
Expected Term	2.3 years	2.25 years	2 years
Expected Dividends	0%	0%	0%
Risk Free Interest Rate	1.49%	1.45%	1.45%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

	Issuance of Convertible Note	As of September 30, 2009	As of December 31, 2009
Embedded Conversion Options
Volatility	448.66%	448.62%	448.62%
Expected Term	1.3 years	1.25 years	1 year
Expected Dividends	0%	0%	0%
Risk Free Interest Rate	1.49%	1.45%	1.45%

The Company calculated the fair values of the liabilities for embedded conversion option derivative instruments at September 14, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.02 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the embedded conversion options at the commitment date was $251,919.  Of the total, $120,000 was assigned to debt discount and $131,919 was recorded as a derivative expense.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at September 14, 2009 and December 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.02 and $0.01, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the warrant liability at September 14, 2009 was approximately $119,900.  Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by approximately $60,000 which was recorded as other income for the year ended December 31, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at September 30, 2009 and December 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.02 and $0.01, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $67,500 which was recorded as other income for the year ended December 31, 2009.

Following table summarizes convertible note payable outstanding as of December 31, 2009:

Conventional Debt
Conventional debt	$120,000
Less: debt discount	$92,600
Conventional debt, net of debt discount	$27,400

At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $1,775.  The Company also recorded $27,400 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible note payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible note payable (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 4	STOCKHOLDERS’ DEFICIT

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

In accordance with the May 2007 stock purchase agreement which contains an anti-dilution clause which requires the Company to issue additional common shares under the stock purchase agreement for any subsequent issuance at a price below $.08 per share for a period of 12 months, the Company has issued 28,125,000 additional shares through May 2008 as a result of the subsequent stock issuances at $0.003/share.

On April 24, 2009 the Company issued 2,000,000 shares of common stock for $20,000 ($0.01/share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On May 22, 2009, the Company issued 500,000 shares of common stock for $5,000 ($0.01/share).

On September 30, 2009, the Company issued 366,599 shares of common stock for $3,000 ($0.01/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of December 31, 2009 the value of the stock was $.01 per share.  The Company does not have the obligation to repurchase the shares.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share). As of December 31, 2007, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 5(C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 5(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as an expense and $103,333 was recognized as deferred compensation (See Notes 3 and 5(D)).

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

The following table summarizes information about warrants for the Company as of December 31, 2009 (See Note 3).

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.00	$0.02	6,000,000	$0.02

(F)  Amendment to Articles of Incorporation

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock split to be effected in the form of a stock dividend.  The stock dividend was distributed to shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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
AS OF DECEMBER 31, 2009 AND 2008

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

.
KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $37,515.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of December 31, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of December 31, 2009 the Company owes $553,794 in accrued salary (See Note 6) and has accrued a derivative liability and expense of $2,222,279 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity. Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.  The lowest stock price to convert the liability was $.007 for accrued salary from March 1, 2009 through December 31, 2009.   See table below for a breakdown of the derivative liability.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.0126	$2,448,924

3/1/09-12/31/09	$202,591	$0.007	$364,664

	$591,309		$2,813,588

Total Derivative Liability Less Accrued Salary:			$2,222,279

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays (See Note 7).

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of December 31, 2009, the Company has made a payment of $70,000 for the required payments of $45,602 under the agreement and has received a refund of $23,900 for the overpayment on November 3, 2009).

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 4(C)).  As of December 31, 2009, $6,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of December 31, 2009, the outstanding balance is $85,000. An additional a payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectively.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  On January 15, 2010 an additional payment of $10,000 was made   (See Note 6 and 7).

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expires on February 28, 2011 (See Note 7).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009 (See Note 4(C) ).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as a consulting expense and $103,333 was recognized as a deferred compensation (See Notes 3 and 4(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 6   RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of December 31, 2009, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  As of December 31, 2009, the outstanding balance is $85,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  An additional payment of $10,000 was made on January 15, 2010 (See Note 5 (C) and 7).

As of December 31, 2009 the Company owes $553,794 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $37,515.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of December 31, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 5(A)).

NOTE 7   SUBSEQUENT EVENTS

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for either 500,000 shares of common stock or $15,000 in cash.  On January 15, 2010, the Consultant agreed to take 500,000 shares with a fair value of $5,000 ($0.01/share) for investor relations services to be provided over a term of 12 months.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

On January 15, 2010, the amount of $10,000 was repaid by the Company to the officer for the related party accrued expenses (See Note 6 (C) and 7).

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for conversion of $100,000 in convertible notes payable (See Note 4).

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee for up to $20,000 in out of pocket medical and dental care costs, including prescription costs or co-pays  (See Note 6(A)).

On April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the conversion of $15,000 in convertible notes payable (See Note 4).

On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.  The agreement expires on February 28, 2011 (See Note 5 (C)).

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

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  In particular, the Company failed to property account for the embedded derivative liability associated with the Chief Executive Officer’s employment agreement in its quarterly and annual reports

Management's Annual Report on Internal Control Over Financial Reporting.

Our Chief Executive Officer, as the principal executive officer (chief executive officer) and principal financial officer (chief financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

-	We do not have a system in place to ensure all of our consulting agreements are timely reconciled to the financial statements.

-	We failed to property account for the embedded derivative liability associated with the CEO’s employment agreement in our quarterly and annual reports.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls; and

2.	We will increase management oversight of accounting and reporting functions in the future; and

3.	As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire personnel to handle our accounting and reporting functions.

While we the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until January 2012, when we hope to commercialize a recombinant fiber (and, therefore, may have sufficient cash flow for hiring personnel to handle our accounting and reporting functions).

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of April 14, 2009 is as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	48	President, Chief Executive Officer, Director	April 25, 2006

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

Family relationships

None.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Committees

Because our Board of Directors currently consists of only one member, no board committees have been formed as of the filing of this Annual Report.   All audit committee functions are performed by Mr. Kim Thompson, as the sole member of our Board of Directors and he is the largest shareholder of the Company and the Company’s Chief Executive Officer and President.  Mr. Thompson does not qualify as an “audit committee financial expert” within the applicable definition of the Securities and Exchange Commission.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10-KSB on March 26, 2008 as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson,	2009	$220,338	0	0	$0	0	$0	$12,490	(1)	$232,828
President, Chief Executive Officer and Director	2008	$207,866	0	0	$0	0	$0	$7,230	(2)	$215,096

1)	For the calendar year 2009, Kim Thompson is to receive $11,550 in medical and dental insurance and $940 for automobile expenses pursuant to an employment agreement entered into with us.
2)	For the calendar year 2008, Kim Thompson is to receive $7,230 in medical and dental insurance pursuant to an employment agreement entered into with us.

Employment Agreements

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 5(A) of the financial statements).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 29, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	320,625,500	61.8%

Class A Common Stock	Lion Equity 1001 Brickell Bay Dr, Suite 1812 Miami, FL 33131	45,000,000	8.7%

Class A Common Stock	Sean March 8901 South Ocean Dr. #14 W. Hollywood, FL 33019	40,000,000	7.7%

Class A Common Stock	All executive officers and directors as a group (1 Person)	320,625,500	61.8%

(1)The percent of class is based on 518,689,550 shares of our Class A common stock issued and outstanding as of March 29, 2010.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 6, 2006 the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At December 31, 2007, the Company recorded interest expense and related accrued interest payable of $776. As of December 31, 2007, the loan principal was repaid.

In April 2006, the Company entered into a Founder’s Stock Purchase and Intellectual Property Transfer Agreement (the “Intellectual Property Agreement”) with its CEO.  Pursuant to the Intellectual Property Agreement, the CEO contributed to the Company a provisional patent application pertaining to transgenic expression system for commercial production of certain silk proteins, in exchange for which the Company agreed to (i) issue to the CEO 33,229,200 shares of Class A common stock, (ii) certain royalty payments (which were subsequently waived pursuant to the Addendum), (iii) an exclusive license to use such intellectual property for non-protective apparel (which was subsequently waived pursuant to the Addendum).

On December 26, 2006, the Company entered into an Addendum to the Intellectual Property Agreement (the “Addendum”), pursuant to which the CEO agreed to give up his right to royalty payments for the intellectual property he transferred to the Company as well as an exclusive license to use such intellectual property for non-protective apparel.  In exchange for giving up these rights in the Addendum, the Company agreed to use its best reasonable efforts to issue the CEO  200,000 preferred shares within 12 months of the date of the Addendum.  The preferred shares would not have any priority to payments of dividends and would not have to have the right to receive dividend payments.  However, such preferred shares would have 100 votes per share (20,000,000 votes).  If the Company is unable, through the use of its best reasonable efforts, to issue such preferred shares, then the Company will provide its CEO with an alternative cash payment of $120,000 payable on the one year anniversary of the Addendum (Also see Note 5 (C) to the audited financial statements for the year ended December 31, 2009).

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month.  Payments under the agreement totaled $1,800 for the year ended December 31, 2007.  The terms of this agreement became month-to-month on January 1, 2008. Payments under the agreement totaled $2,472 for the year ended December 31, 2009.

As of December 31, 2009, the Company owed $553,794 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $37,515.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of December 31, 2009, no accrued salary has been converted to Class “A” Common Stock.

Director Independence

Mr. Kim Thompson, our Chief Executive Officer and President, is our sole director.  Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $19,391 and $14,692 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	List of Financial Statements.

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of Webb & Company, P.A., Independent Registered Public Accounting Firm, are included in this report:

•	Report of Webb & Company, P.A., Independent Registered Public Accounting Firm.
•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from March 14, 1992 (inception) to December 31, 2009
•	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009
•	Notes to Financial Statements for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
10.1*
Addendum to the Employment Contract, dated November 6, 2006, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson and Employment Contract, dated as of April 26, 2006, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson.

10.2*	Securities Purchase Agreement between Kraig Biocraft Laboratories and Worth Equity Fund, L.P. and Mutual Release.
10.3*	Securities Purchase Agreement between Kraig Biocraft Laboratories and Lion Equity.
10.4
Amended Letter Agreement, dated September 14, 2009, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC. (filed as Exhibit 10.4 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).

10.5#	Exclusive License Agreement, effective as of May 8, 2006, by and between The University of Wyoming and Kraig Biocraft Laboratories, Inc.
10.6
Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (filed as Exhibit 10.6 to amendment no. 2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on January 25, 2010, and incorporated by reference herein).

10.7#	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac.
14.1**	Code of Business Conduct and Ethics.
31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on September 26, 2007 and incorporated by reference herein.

** Filed as Exhibit 14.1 to the annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 26, 2008 and incorporated by reference herein.

# Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010

Kraig Biocraft Laboratories, Inc.

By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer and Sole Director	April 15, 2010