Form 10-Q/A
period 2009-09-30
Kraig Biocraft Laboratories, Inc
filed 2010-05-06
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
(Amendment No. 1)
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

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q /A
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4T.	Control and Procedures	25

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	26
Item 1A	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURE

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to restate the financials.

We are amending the following items:

Part I	Financial Statements and Supplementary Data
Part I Item 2	Management’s Discussion and Analysis of Financial Condition

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for the embedded derivative liability associated with our CEO’s employment agreement.   For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on November 23, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since November 23, 2009.

i

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGES	6 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) AS RESTATED NOTE 2.

ii

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited) (Restated)
Current Assets
Cash	$34,119	$9,537
Other receivables	23,900	-
Prepaid Expenses	5,644	3,123
Total Assets	$63,663	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$76,650	$65,750
Royalty agreement payable - related party	105,000	120,000
Accrued Expenses - related party	568,252	365,211
Derivative Liability	3,281,021	-
Total Current Liabilities	4,030,923	550,961

Long Term Liabilities
Convertible note payable - net of debt discount	4,059	-

Total Liabilities	4,034,982	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
502,495,099 and 499,348,500 shares issued and outstanding, respectively	821,050	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 400,000 shares, respectively	22,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(4,856,429)	(1,363,411)

Total Stockholders' Deficit	(3,971,319)	(538,301)

Total Liabilities and Stockholders' Deficit	$63,663	$12,660

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2009 (Restated)	2008 (Restated)	2009 (Restated)	2008 (Restated)	September 30, 2009 (Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	12,785	8,383	38,235	57,831	160,938
Amortization of Debt Discount	4,059	-	4,059	-	4,059
Professional Fees	6,785	4,765	22,824	27,211	103,649
Officer's Salary	55,154	52,905	173,935	164,669	846,433
Contract Settlement	-	-	-	-	107,143
Research and Development	5,946	5,945	63,854	27,131	438,863
Total Operating Expenses	84,729	71,998	302,907	276,842	1,661,085

Loss from Operations	(84,729)	(71,998)	(302,907)	(276,842)	(1,661,085)

Other Income/(Expenses)
Other income	-	-	-	2,781	2,781
Derivative Income/(Expense)	(131,919)	-	(3,704,664)		(3,704,664)
Change in fair value of embedded derivative liability	543,643	-	543,643	-	543,643
Interest expense	(10,898)	-	(29,090)	-	(37,104)
Total Other Income/(Expenses)	400,826	-	(3,190,111)	2,781	(3,195,344)

Net (Income) Loss before Provision for Income Taxes	316,097	(71,998)	(3,493,018)	(274,061)	(4,856,429)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$316,097	$(71,998)	$(3,493,601)	$(274,061)	$(4,856,429)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	502,998,686	499,748,500	500,837,646	499,727,990

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2009
(Unaudited)
										Deficit
			Common				Common Stock -			Accumulated
			Stock -		Common Stock -		Class A Shares			during
	Preferred Stock		Class A		Class B		To be issued			Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)	(538,301)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	32,000

Stock issued for services	-	-	-	-	-	-	-	-	120,000	-	120,000

Net loss for the period ended September 30, 2009	-	-	-	-	-	-	-	-	-	(3,493,018)	(3,493,018)

Balance, September 30, 2009 (Restated)	-	$-	$502,495,099	$821,050	-	$-	$1,361,797	$22,000	$42,060	$(4,856,429)	$(3,971,319)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2009 (Restated)	2008 (Restated)	September 30, 2009 (Restated)
Cash Flows From Operating Activities:
Net Loss	$(3,361,288)	$(274,061)	$(4,724,699)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	18,000	4,000	22,000
Derivative expense	3,704,664		3,704,664
Change in Fair Value of Derivative Liability	543,643	543,643	3,029,291
Stock issued for services	14,000	-	181,780
Amortization of debt discount	4,059	-	4,059
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,521)	6,706	(5,644)
(Increase)Decrease in other receivables	(23,900)	-	(23,900)
Increase in accrued expenses and other payables - related party	203,041	26,805	568,252
(Decrease) Increase in royalty agreement payable - related party	(15,000)	120,000	105,000
Increase in accounts payable	10,900	32,238	76,650
Net Cash Used In Operating Activities	(123,418)	(84,312)	(640,776)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of common stock	28,000	-	554,895
Net Cash Provided by Financing Activities	148,000	-	674,895

Net Increase (Decrease) in Cash	24,582	(84,312)	34,119

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$34,119	$21,506	$34,119

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

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

(K) Derivative Financial Instruments

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

(L) Fair Value Accounting

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liabilities for warrant derivative instruments	$119,910	$-	$-	$119,910
Fair value of liability for embedded conversion option derivative instruments	$3,029,291	$	$	$3,029,291
Fair value of liability for embedded conversion option derivative instruments	$131,820	$-	$-	$131,820
Total Financial Liabilities	$3,281,021	$-	$-	$3,281,021

NOTE 2	RESTATEMENT

On November 20, 2009, the Company determined that it had not properly accounted for a derivative liability as required by SFAS 150.  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q for the period ended September 30, 2009 with an increase in derivative liabilities of $257,730, decrease in additional paid in capital of $120,000 and an increase in derivative expense of $131,730.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	September 30, 2009

	As Previously Reported	Adjustments	As Restated
Derivative Liability	$3,029,291.00	$251,730.00	$3,281,021.00
Total Current	$3,779,193.00	$251,730.00	$4,030,923.00
Liabilities
Additional Paid in	$(162,060.00)	$120,000.00	$(42,060.00)
Capital
Deficit Accumulated during the development stage	$(12,970,549.00)	$(131,730.00)	$(13,102,279.00)
Total Stockholder's Equity	$(3,719,589.00)	$(251,730.00)	$(3,971,319.00)

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009			For the Period from April 25, 2006 (Inception) to September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Derivative
Income/(Expense)	$543,456.00	$(131,730.00)	$411,726.00	$(3,029,291.00)	$(131,730.00)	$(3,161,021.00)	$(3,029,291.00)	$(131,730.00)	$(3,161,021.00)
Net Income/(Loss) before Income Taxes	$447,827.00	$(131,730.00)	$316,097.00	$(3,361,288.00)	$(131,730.00)	$(3,493,018.00)	$(4,724,699.00)	$(131,730.00)	$(4,856,429.00)
Provision for Income
Taxes	$-	$-	$-	$-	$-	$-	$-	$-	$-
Net Income/(Loss)	$447,827.00	$(131,730.00)	$316,097.00	$(3,361,288.00)	$(131,730.00)	$(3,493,018.00)	$(4,724,699.00)	$(131,730.00)	$(4,856,429.00)
Net Income/(Loss) Per
Share - Basic and
Diluted	$-		$-	$(0.01)		$(0.01)

NOTE 3	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $3,715,530deficiency of $3,971,319 and stockholders deficiency of $3,719,589 971,319and used $640,776 of cash in operations from inception.  .  This raises substantial doubt about its ability to continue as a going concern.  .  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4	OTHER RECEIVABLE

As of September 30, 2009 the Company is owed $23,900 for the overpayment of research and development fees.  The refund was received on November 3, 2009 (See Note 7 (B) and 9 ).

NOTE 5	CONVERTIBLE DEBT , DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF FAIR DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock (6,000,000 as of September 30, 2009).  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm.  The Company has issued $120,000 of convertible debt to date.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)
Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	Issuance of Warrants – September 14, 2009	As of September 30, 2009
Expected Volatility	448.66%	448.62%
Expected Term	2.3 years	2.25 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.49%	1.45%

	Issuance of Convertible Note	As of September 30, 2009
Embedded Conversion Options
Volatility	448.66%	448.62%
Expected Term	1.3 years	1.25 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.49%	1.45%

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at September 14, 2009 and September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.02 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the warrant liability at September 14, 2009 and September 30, 2009 was approximately $119,900.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.02 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above.

Following table summarizes convertible note payable outstanding as of September 30, 2009:

Conventional Debt
Conventional debt	$120,000
Less: debt discount	$115,941
Conventional debt, net of debt discount	$4,059

At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $263.  The Company also recorded $4,059 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6	STOCKHOLDERS’ DEFICIT

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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 7 (C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors  and 239,486 shares will be issued in November 2009 (See Note 7 (C) and 9 ).

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

NOTE 7	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by nine percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 5 (E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of September 30, 2009 the Company owes $498,709 in accrued salary (See Note 8 ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of September 30, 2009, the Company has made a payment of $70,000 for the required payments of $45,602 under the agreement and has received a refund of $23,900 for the overpayment on November 3, 2009, which was recorded as other receivable as of September 30, 2009 (See Note  4 and 9 ).

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6 (C)).  As of September 30, 2009, $3,000 was accrued for services provided during the quarter.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107.   An additional a payment of $10,000 was made on October 19, 2009 (See Note  8 and 9 ).

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

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors  and 239,486 shares which will be issued in November 2009 (See Note 6 (C) and 9 ).

(D)  Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  The Company is to issue 10,000,000 shares with a fair value of $100,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 180 days. As of September 30, 2009 no shares has been issued and no services have been provided.

NOTE 8	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matures on May 1, 2007. At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $776.   As of September 30, 2009, the loan principle was repaid.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107 (See Note  7 (C)).  An additional a payment of $10,000 was made on October 19, 2009 (See Note 9 ).

As of September 30, 2009 the Company owes $498,709 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of September 30, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 7 (A)).

NOTE 9	SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated the events and transactions for potential recognition or disclosure through November 18, 2009, the date the financial statements were issued.

On October 19, 2009, the amount of $10,000 was repaid by the Company to the officer for the related party accrued expenses (See Note  7 (C) and 8 ).

On November 19, 2009, the issuance of 239,486 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement  (See Note  6 (C) and 7 (C)).

On November 3, 2009, under the license agreement dated May 8, 2006, the company received a refund of $23,900 for the overpayment of research fees (See Note 4 and 7 (B)).

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

Operating expenses for the three months ended September 30, 2009 were $84,7 29 . This compares to $71,998 in expenses during the three months ended September 30, 2008. Research and development expenses for the three months ended September 30, 2009 were $5,946. This compares to $5,945 spent on research and development during the three months ended September 30, 2008. In addition, we had the following expenses during the three months ended September 30, 2009: general and administrative $ 12,785 , professional fees $6,785, amortization of debt discount of $4,059 and officer’s salary $55,154.  This compares to the same expenses during the three months ended September 30, 2008: general and administrative $8,383, professional fees $4,765, amortization of debt discount of $0 and officer’s salary $52,905.

Other Income /(Expenses) increased from $0 for the three months ending September 30, 2008 to $ 400,826 .  This 100% increase is solely due to the recognition of derivative income for the three months end ed September 30, 2009 for the convertible accrued salary owed to the CEO.

Results of Operations for the Nine months ended September 30, 2009 as Compared to the Nine Months ended September 30, 2008.

Revenue for the nine months ended September 30, 2009 was $0.  This compares to $0 in revenue for the nine months ended September 30, 2008.  No sales are anticipated during the next twelve months as we will remain in the development stage.

Operating expenses for the nine months ended September 30, 2009 were $302,907. This compares to $276,842 in expenses during the nine months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 were $63,854. This compares to $27,131 spent on research and development during the nine months ended September 30, 2008. In addition, we had the following expenses during the nine months ended September 30, 2009: general and administrative $ 38,235 , professional fees $22,824, amortization of debt discount of $4,059 and officer’s salary $173,935. This compares to the same expenses during the nine months ended September 30, 2008: general and administrative $57,831, professional fees $27,211, amortization of debt discount of $0 and officer’s salary $164,669.

Other Income/(Expenses) increased from $2,781 of other income for the nine months ending September 30, 2008 to other expenses of $ 3,058,381 .  This increase in other expense is due to the recognition of derivative income for the nine months ending September 30, 2009 for the convertible accrued salary owed to the CEO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are not effective.  In particular, the Company failed to property account for the embedded derivative liability associated with the CEO's employment agreement in its quarterly and annual reports.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 6, 2010	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer