Form 10-Q/A
period 2009-03-31
Kraig Biocraft Laboratories, Inc
filed 2010-05-11
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/ A
(Amendment No. 1 )
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

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q /A
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Control and Procedures	22

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to restate the financials.

We are amending the following items:

Part I	Financial Statements and Supplementary Data
Part I Item 2	Management’s Discussion and Analysis of Financial Condition
Part I Item 4T	Control and Procedures

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on May 20, 2009 (the “Original Filing”) in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since May 20, 2009.

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) (RESTATED) AND DECEMBER 31, 2008.

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (RESTATED) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED) (RESTATED).

PAGES	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED) (RESTATED).

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (RESTATED) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED) (RESTATED).

PAGES	8 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (RESTATED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets	(RESTATED)
Cash	$1,387	$9,537
Prepaid Expenses	603	3,123
Total Assets	$1,990	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$75,271	$65,750
Payroll Tax Payable - related party	21,148	16,933
Royalty agreement payable - related party	120,000	120,000
Accrued Expenses - related party	411,307	348,278
Derivative Liability	5,502,000	-
Total Current Liabilities	6,129,726	550,961

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
499,348,500 and 499,348,500 shares issued and outstanding, respectively	779,050	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 400,000 shares	4,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(6,952,846)	(1,363,411)

Total Stockholders' Deficit	(6,127,736)	(538,301)

Total Liabilities and Stockholders' Deficit	$1,990	$12,660

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006
	March 31,	March 31,	(Inception) to
	2009	2008	March 31, 2009
	(RESTATED)		(RESTATED)
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	11,247	24,891	133,950
Professional Fees	3,000	15,628	83,825
Officer's Salary	55,085	51,967	708,819
Contract Settlement	-	-	107,143
Payroll Taxes	4,214	3,975	22,978
Research and Development	5,945	15,925	380,954
Total Operating Expenses	79,491	112,386	1,437,669

Loss from Operations	(79,491)	(112,386)	(1,437,669)

Other Income/(Expenses)
Other income	-	2,781	2,781
Change in fair value of embedded derivative liability	5,502,000	-	5,502,000
Interest expense	(7,944)	-	(15,958)
Total Other Income/(Expenses)	(5,509,944)	2,781	(5,515,177)

Net Loss before Provision for Income Taxes	(5,589,435-)	(109,605)	(6,952,846)

Provision for Income Taxes	-	-	-

Net Loss	$(5,589,435)	$(109,605)	$(6,952,846)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	499,748,500	499,669,379

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to March 31, 2009
(Unaudited) (RESTATED)

							Common Stock -			Deficit Accumulated
			Common Stock		Common Stock		Class A Shares			during
	Preferred Stock		Class A		Class B		To be issued			Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($..01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for c ash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(360,104)	(360,104)

Balance, for the year ended December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(1,363,411)	(538,301)

Net loss for the period ended March 31, 2009	-	-	-	-	-	-	-	-	-	(5,589,435)	(5,589,435)

Balance, for the period ended March 31, 2009	-	$-	499,348,500	$779,050	-	$-	400,000	$4,000	$42,060	$(6,952,846)	$(6,127,736)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006 (Inception) to
	March 31,		March 31,
	2009	2008	2009
	(RESTATED)		(RESTATED)
Cash Flows From Operating Activities:
Net Loss	$(5,509,944)	$(109,605)	$(6,952,846)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	4,000	171,780
Warrants issued to employees	-	-	126,435
Derivative expense	5,502,000	-	5,502,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	2,520	12,050	(603)
Increase in accrued expenses and other payables	67,244	46,189	432,455
Increase in royalty agreement payable - related party	-	-	120,000
Increase in accounts payable	9,521	10,050	75,271
Net Cash Used In Operating Activities	(8,150)	(37,316)	(525,508)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of common stock	-	-	526,895
Net Cash Provided by Financing Activities	-	-	526,895

Net Increase (Decrease) in Cash	(8,150)	(37,316)	1,387

Cash at Beginning of Period/Year	9,537	105,818	-

Cash at End of Period/Year	$1,387	$68,502	$1,387

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with stock dividend	$8,245,850	$-	$8,245,850

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
AS OF MARCH 31, 2009 (RESTATED)

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
AS OF MARCH 31, 2009 (RESTATED)

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
AS OF MARCH 31, 2009 (RESTATED)

(I) Derivative Financial Instruments

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

We currently measure and report at fair value the liability for embedded conversion option derivative instruments.  The fair value liabilities for price adjustable embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(I) Recent Accounting Pronouncements
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option derivative instruments	$5,502,000	$	$	$5,502,000
Total Financial Liabilities	$5,502,000	$-	$-	$5,502,000

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

(K ) Reclassification

The 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 2     RESTATEMENT

On November 20, 2009, the Company determined that it had not properly accounted for a derivative liability as required by SFAS 150.  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q for the period ended March 31, 2009 with an increase in derivative liabilities of $5,502,000 and an increase in derivative expense of $5,502,000.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	March 31,2009
	As Previously Reported	Adjustments	As Restated

Derivarive Liability	$-	$5,502,000	$5,502,000

Total Current Liabilities	$627,726	$5,502,000	$6,129,726

Deficit Accumulated during development stage	$(1,450,846)	$5,502,000	$(6,925,846)

Total Stockholder's Equity	$(625,736)	$5,502,000	$(6,127,736)

	For the Three Months Ended			For the Period From April 25, 2006 (Inception)
	March 31, 2009			March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Derivative Income/(Expense)	$-	$(5,502,000)	$(5,502,000)	$-	$(5,502,000)		$(5,502,000)

Net Income/(Loss)
before Income Taxes	$(87,435)	$(5,502,000)	$(5,589,435)	$(1,450,846)	$(5,502,000)		$(5,502,000)

Provision for Income Taxes	$-	$-	$-	$-	$-		$-

Net Income/(Loss)	$(87,435)	$(5,502,000)	$(5,589,435)	$(1,450,846)	$(5,502,000)	$	(6,952,846)

Net Income/(Loss) Per Share-
Basic and Diluted	$-	$(0.01)	$(0.01)

NOTE 3      GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $ 6,127,736 and used $525,508 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(E) Common Stock Warrants

During 2006, the Company issued 4,200,000 warrants to an officer under his employment agreement.   The Company recognized an expense of $126,435 for the period from inception to December 31, 2006.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 183%; risk-free interest rates of 4.98%, expected life of one year. The warrants vested immediately.   The options expire between 5 and 9 years from the date of issuance and have an exercise price of between $.21 and $.40 per share. During November 2006, the Company and the officer entered into an amendment to the employment agreement whereby all the warrants were retired .

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (RESTATED)

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows (See Note 7 (A)):

·	Common stock Class A, unlimited number of shares authorized, no par value
·	Common stock Class B, unlimited number of shares authorized, no par value
·	Preferred stock, unlimited number of shares authorized, no par value

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend split to be effected in the form of a stock dividend . The stock dividend will be distributed to all shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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
AS OF MARCH 31, 2009 (RESTATED)

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
AS OF MARCH 31, 2009 (RESTATED)

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $11,224.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of March 31, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of March 31, 2009 the Company owes $395,348 in accrued salary (See Note 6 ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (RESTATED)

(B) License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of March 31, 2009, the Company has not made the required payments and has accrued $28,752 under the agreement   (See Note 7 (C))

(C) Royalty and Research Agreements

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
AS OF MARCH 31, 2009 (RESTATED)

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with SFAS 150, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  Additionally, the accrued expenses are accruing 7% interest per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $3,958 (See Note 5 (C).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (RESTATED)

As of March 31, 2009 the Company owes $395,348 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2009, the Company recorded interest expense and related accrued interest payable of $11,224.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of March 31, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 5 (A)).

NOTE 7      SUBSEQUENT EVENT

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

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock dividend to be effected in the form of a stock split.   The stock dividend was distributed to shareholders of record on April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.  In particular, the Company failed to property account for the embedded derivative liability associated with the CEO's employment agreement in its quarterly and annual reports.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 11 , 2010	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer