Form 10-Q
period 2010-03-31
Kraig Biocraft Laboratories, Inc
filed 2010-05-25
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2010:  519,543,719 shares of Class A Common Stock.

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Control and Procedures	21

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Removed & Reserved	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED).

PAGES	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	6 - 18	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$3,620	$24,570
Prepaid Expenses	604	3,124
Total Assets	$4,224	$27,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$109,885	$111,871
Loan Payable	6,990	-
Royalty Agreement Payable - Related Party	75,000	85,000
Accrued Expenses - Related Party	715,015	631,576
Derivative Liability – Related Party	2,015,171	2,222,279
Derivative liability	121,872	124,345
Total Current Liabilities	3,043,933	3,175,071

Long Term Liabilities
Convertible Note Payable	18,521	27,400

Total Liabilities	3,062,454	3,202,471

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
518,689,550 and 502,495,099 shares issued and outstanding, respectively	1,126,050	821,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 11,122,311 shares, respectively	22,000	222,000
Additional paid-in capital	42,060	42,060
Deferred Compensation	(8,333)	(103,333)
Deficit accumulated during the development stage	(4,240,007)	(4,156,554)

Total Stockholders' Deficit	(3,058,230)	(3,174,777)

Total Liabilities and Stockholders' Deficit	$4,224	$27,694

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006 (Inception) to March 31, 2010
	March 31, 2010	March 31,
		2009 (Restated)

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	18,143	15,461	200,390
Public Relations	100,000	-	204,447
Professional Fees	4,977	3,000	128,981
Officer’s Salary	58,390	55,085	951,226
Contract Settlement	-	-	107,143
Research and Development	8,242	5,945	453,050
Total Operating Expenses	189,752	79,491	2,045,237

Loss from Operations	(189,752)	(79,491)	(2,045,237)

Other Income/(Expenses)
Other income	-	-	2,781
Amortization of Debt Discount	(91,121)	-	(118,521)
Change in fair value of embedded derivative liability	209,581	(4,141,712)	(2,017,042)
Interest expense	(12,161)	(7,944)	(61,988)
Total Other Income/(Expenses)	106,299	(4,149,656)	(2,194,770)

Net Loss before Provision for Income Taxes	(83,453)	(4,229,147)	(4,240,007)

Provision for Income Taxes	-	-	-

Net Loss	$(83,453)	$(4,229,147)	$(4,240,007)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	517,071,117	499,748,500

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to March 31, 2010
(Unaudited)
							Common Stock -				Deficit
							Class A Shares				Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deffered	during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008 (Restated)	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009 (Restated)	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services	-	-	500,000	5,000	-	-	-	-	-	(5,000)	-	-

Stock issued in connection with convertible note conversion		-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued			10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	100,000	-	100,000

Net loss for the three months ended March 31, 2010	-	-	-	-	-	-	-	-	-	-	(83,453)	(83,453)

Balance, March 31, 2010	-	$-	518,689,550	$1,126,050	-	$-	1,122,311	$22,000	$42,060	$(8,333)	$(4,240,007)	$(3,058,230)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from April 25, 2006
			(Inception) to
	2010	2009	March 31, 2010
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(83,453)	$(4,229,147)	$(4,240,007)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	(209,581)	4,141,712	2,017,042
Stock issued for services	5,000	-	186,783
Amortization of debt discount	91,121	-	118,520
Warrants issued to employees	-	-	126,435
Deferred compensation realized	95,000	-	191,666
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	2,520	-	(604)
Increase in accrued expenses and other payables - related party	73,421	-	704,997
(Decrease) Increase in royalty agreement payable - related party	(10,000)	67,244	75,000
Increase in accounts payable	8,032	12,041	119,903
Net Cash Used In Operating Activities	(27,940)	(8,150)	(678,265)

Cash Flows From Financing Activities:
Proceeds from notes payable - Stockholder	-	-	10,000
Repayments of notes payable - Stockholder	-	-	(10,000)
Proceeds from loan payable	6,990	-	6,990
Proceeds from issuance of convertible note	-	-	120,000
Proceeds from issuance of common stock	-	-	554,895
Net Cash Provided by Financing Activities	6,990	-	681,885

Net Increase (Decrease) in Cash	(20,950)	(8,150)	3,620

Cash at Beginning of Period	24,570	9,537	-

Cash at End of Period	$3,620	$1,387	$3,620

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$100,000	$-	$100,000
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

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
AS OF MARCH 31, 2010
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2010 and 2009, 6,000,000 and 0 warrants were not included in the computation of income/ (loss) per share and 233,737,728 and 196,998,629 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(F) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(J) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

 (K) Reclassification

The 2009 financial statements have been reclassified to conform to the 2010 presentation.

(L) Fair Value Accounting

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

We currently measure and report at fair value the liability for embedded conversion option derivative instruments.  The fair value liabilities for price adjustable embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option derivative instruments	$2,137,043	$	$	$2,137,043
Total Financial Liabilities	$2,137,043	$-	$-	$2,137,043

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $3,039,709 and stockholders’ deficiency of $3,058,230 and used $678,265 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.

The $120,000 convertible debt instrument was determined to have a separate derivative liability instrument requiring bifurcation and the computation of fair value. The conversion price per share equals to the lower of the conversion price and the average closing bid price of the common stock during the 20 trading days prior to and including the date on which the conversion notice is delivered to the holder, however, the mandatory Conversion price shall not be less than $0.005. The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	As of December 31, 2009	As of March 31, 2010
Expected Volatility	448.62%	448.62%
Expected Term	2 years	1.75 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	1.02%

	As of December 31, 2009	As of March 31, 2010
Embedded Conversion Options
Volatility	448.62%	448.62%
Expected Term	1 years	.75 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	0.41%

The Company calculated the fair values of the liabilities for embedded conversion option derivative instruments with the Black-Scholes option pricing model using the closing price of the Company’s common stock, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the embedded conversion options at the commitment date was $251,919.  Of the total, $120,000 was assigned to debt discount and $131,919 was recorded as a derivative expense.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2009 and March 31, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the warrant liability at December 31, 2009 was approximately $59,900.  Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by approximately $300 which was recorded as other income for the three months ended March 31, 2010.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at December 31, 2009 and March 31, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $2,100 which was recorded as other income for the three months ended March 31, 2010.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

Following table summarizes convertible note payable outstanding as of March 31, 2010:

Conventional Debt
Conventional debt	$120,000
Less: debt conversion	$100,000
Less: debt discount	$1,479
Conventional debt, net of debt discount	$18,521

At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $91,121 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible note payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible notes payable (See Note 7).

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
AS OF MARCH 31, 2010
(UNAUDITED)

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

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of March 31, 2010 the value of the stock was $.01 per share.  The Company does not have the obligation to repurchase the shares.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of March 31, 2010 $196,667 was recorded as an expense and $3,333 was recognized as deferred compensation (See Notes 3 and 5(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations services to be provided over a term of 12 months upon certain conditions being met.  As of March 31, 2010, $5,000 was recognized as deferred compensation (See Note 5).

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

The following table summarizes information about warrants for the Company as of March 31, 2010 and December 31, 2009(See Note 3).

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.02	6,000,000	1.75	$0.02	6,000,000	$0.02

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.00	$0.02	6,000,000	$0.02

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

●	Common stock Class A, unlimited number of shares authorized, no par value
●	Common stock Class B, unlimited number of shares authorized, no par value
●	Preferred stock, unlimited number of shares authorized, no par value

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock split to be effected in the form of a dividend.  The stock dividend was distributed to shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

(H) Shares issued in exchange for debt

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible notes payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible note payable (See Note 7).

NOTE 5	COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by 6%.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 4(E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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
AS OF MARCH 31, 2010
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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $47,852.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of March 31, 2010, no accrued salary has been converted to Class “A” Common Stock.  As of March 31, 2010 the Company owes $612,183 in accrued salary (See Note 6) and has accrued a derivative liability of $2,015,171 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity.  Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.  The lowest stock price to convert the liability was $.007 for accrued salary from March 1, 2009 through March 31, 2010.  See table below for a breakdown of the derivative liability.

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.002	$1,846,411

3/1/09-3/31/10	$271,317	$0.007	$168,760

Total Derivative Liability Less Accrued Salary:			$2,015,171

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

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

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 4(C)).  As of March 31, 2010, $3,000 was accrued for unpaid services provided during the period.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  As of March 31, 2010, the outstanding balance is $75,000. At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $11,585 (See Note 6).

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

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).  On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors  and 239,486 shares approved to be issued in November 2009 (See Note 4(C)).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of March 31, 2010 $196,667 was recorded as a consulting expense and $3,333 was recognized as a deferred compensation (See Notes 3 and 4(C)).

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 4(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $776.   As of March 31, 2010, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2011 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010  As of March 31, 2010, the outstanding balance is $75,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $11,585 (See Note 5 (C) and 7).

As of March 31, 2010, the Company owes $612,183 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At March 31, 2010, the Company recorded interest expense and related accrued interest payable of $47,852.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of March 31, 2010, no accrued salary has been converted to Class “A” Common Stock (See Note 5(A)).

NOTE 7	SUBSEQUENT EVENTS

On April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible notes payable (See Note 3).

On May 18, 2010, the Company issued 4,000,000 shares of common stock for cash of $21,642 and in exchange of $6,990 in loans payable ($0.007158 per share).

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

Results of Operations for the Quarter ended March 31, 2010.

Revenue for the quarter ended March 31, 2010 was $0.  This compares to $0 in revenue for the preceding quarter ended March 31, 2009.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the quarter ended March 31, 2010 were $189,752.  This compares to $79,491 in expenses during the quarter ended March 31, 2009.  Research and development expenses for the quarter ended March 31, 2010 were $8,242.  This compares to $5,945 spent on research and development during the quarter ended March 31, 2009.  In addition, we had the following expenses during the quarter ended March 31, 2010: general and administrative-$18,143, professional fees-$4,977, officer’s salary-$58,390 and public relations - $100,000.  This compares to the same expenses during the quarter ended March 31, 2009: general and administrative-$15,461, professional fees-$3,000, officer’s salary-$55,085 and public relations - $0.

Capital Resources and Liquidity

As of March 31, 2010 we had $3,620 in cash compared to $24,570 as of December 31, 2009

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2010 the Company issued 500,000 shares of Class A common stock with a fair value of $5,000 ($0.01/share) to a consultant for investor relations services to be provided over a term of 12 months upon certain conditions being met.  As of March 31, 2010, $5,000 was recognized as deferred compensation.

From February 11, 2010 to March 31, 2010, the Company issued 5,694,451 shares of Class A common stock in exchange for $100,000 in convertible notes payable at a conversion price of approximately $0.018 per shares.  In April 2010, the Company issued an additional 854,169 shares of Class A common stock in exchange for $15,000 in convertible notes payable at a conversion price of approximately $0.018 per share.

On October 5, 2009 the Company agreed to issue 10,000,000 shares of Class A common stock with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  In March 2010, the Company issued 10,000,000 shares of its Class A common stock to the consultant.  As of March 31, 2010 $196,667 was recorded as an expense and $3,333 was recognized as deferred compensation.

The foregoing issuances of the shares were each an exempt transaction under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering in that the investor and consultant are accredited investors as defined under Rule 501(a)(4), there was no public solicitation or advertisement and the Company had a reasonable basis to believe that the investor and the consultant were acquiring their shares for investment purposes and not with a view to resale or distribution.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed & Reserved

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 24, 2010	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer