Form 10-K/A
period 2008-12-31
Kraig Biocraft Laboratories, Inc
filed 2010-05-28
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K/ A
(Amendment No. 1)

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

Documents Incorporated by Reference:
None.

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008  (this “Form 10-K/A”) to restate the financials.

We are amending the following items:

Part I, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 8	Financial Statements and Supplementary Data
Part II, Item 9(A).T	Controls and Procedures

Specifically the Company has amended the financial statements and supplementary data in this Form 10-K/A to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing the Form 10-K originally filed on April 15, 2009 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since April 15, 2009.

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

Total Other Expenses for the year ended December 31, 2008 were $1,365,509.  This compares to $122 of Total Other Expenses during the year ended December 31, 2007. The increase in Total Other Expense is primarily due to the recognition of derivative expense of $1,361,052for the year ending December 31, 2008 for the convertible accrued salary owed to the CEO.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2008 (RESTATED) and 2007.

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 (RESTATED) AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008 (RESTATED).

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008. (RESTATED)

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 (RESTATED) AND 2007 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2008. (RESTATED)

PAGES	F-6 - F-18	NOTES TO FINANCIAL STATEMENTS. (AS RESTATED – NOTE 2)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

o the Board of Directors of:
Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc., (a  development stage company), as of December 31, 2008 (restated) and 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2008 (restated) and 2007 and the period April 25, 2006 (Inception) to December 31, 2008 (restated).   The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2008 (restated) and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 (restated) and 2007 and the period April 25, 2006 (Inception) to December 31, 2008 (restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements. The Company is in the development stage with a working capital and stockholders’ deficit of $ 1,899,353 and used $517,358 of cash in operations from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 13, 2009 except for Note 2, to which the date is May 26, 2010

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007
	(Restated)
Current Assets
Cash	$9,537	$105,818
Prepaid Expenses	3,123	12,500
Total Assets	$12,660	$118,318

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$65,750	$22,121
Payroll Tax Payable – related party	16,933	18,414
Royality agreement payable - related party	120,000	120,000
Derivative liability – related party	1,361,052	-
Accrued Expenses - related party	348,278	139,980
Total Current Liabilities	1,912,013	300,515

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
49,934,850 and 49,934,850 shares issued and outstanding during	779,050	779,050
2008 and 2007, respectively
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 40,000 shares	4,000	-
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(2,724,463)	(1,003,307)

Total Stockholders' Deficit	(1,899,353)	(182,197)

Total Liabilities and Stockholders' Deficit	$12,660	$118,318

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
	(Restated)		(Restated)
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	74,062	40,798	122,703
Professional Fees	31,066	49,759	80,825
Officer's Salary	207,866	196,100	653,734
Contract Settlement	-	-	107,143
Payroll Taxes	9,576	9,188	18,764
Research and Development	33,077	177,019	375,009
Total Operating Expenses	355,647	472,864	1,358,178

Loss from Operations	(355,647)	(472,864)	(1,358,178)

Other Income/(Expenses)
Other income	2,781	-	2,781
Derivative Expense	(1,361,052)	-	(1,361,052)
Interest expense	(7,238)	(122)	(8,014)
Total Other Income/(Expenses)	(1,365,509)	(122)	(1,366,285)

Net Loss before Provision for Income Taxes	(1,721,156)	(472,986)	(2,724,463)

Provision for Income Taxes	-	-	-

Net Loss	$ (1,721,156)	$(472,986)	$ (2,724,463)

Net Loss Per Share - Basic and Diluted	$ (0.03)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	49,973,316	41,162,532

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2008

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock – Class A Shares To Be Issued			Deficit Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	33,229,200	180	-	-	-	-	-	-	180

Stock issued for services ($.08/share)	-	-	1,750,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.08/share)	-	-	70,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(1,166,650	-	-	-	-	-	-	-	-

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	-	-	200

Stock issued for cash ($2.00/share)	-	-	400	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	33,883,350	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.09/share)	-	-	175,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.09/share)	-	-	1,200,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.003/share)	-	-	900,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.08/share)	-	-	187,500	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.08/share)	-	-	200,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.08/share)	-	-	1,312,500	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.03/share)	-	-	8,049,500	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.03/share)	-	-	20,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.03/share)	-	-	830,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.03/share)	-	-	2,500	75	-	-	-	-	-	-	75

Stock issued for cash ($.03/share)	-	-	12,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.03/share)	-	-	102,500	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	2,812,500	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.10/share)	-	-	60,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	49,934,850	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.10/share)	-	-	-	-	-	-	40,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008 (Restated)	-	$-	49,934,850	$779,050	-	$-	40,000	$4,000	$42,060	$(2,724,463)	$(1,899,353)

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2008 (Restated)	2007	December 31, 2008 (Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,721,156)	$(472,986)	$(2,724,463)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	4,000	22,000	171,780
Warrants issued to employees	-	-	126,435
Derivative Expense	1,361,052	-	1,361,052
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	9,377	(12,500)	(3,123)
Increase in accrued expenses and other payables	86,817	26,574	365,211
Increase in royality agreement payable - related party	120,000	12,857	120,000
Increase in accounts payable	43,629	12,988	65,750
Net Cash Used In Operating Activities	(96,281)	(411,067)	(517,358)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	(10,000)	(10,000)
Proceeds from issuance of common stock	-	526,495	526,895
Net Cash Provided by Financing Activities	-	516,495	526,895

Net Increase (Decrease) in Cash	(96,281)	105,428	9,537

Cash at Beginning of Period/Year	105,818	390	-

Cash at End of Period/Year	$9,537	$105,818	$9,537

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
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
The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2008	2007

Expected income tax recovery (expense) at the statutory rate of 34%	$(585,193)	$(160,815)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes	462,768	956
Change in valuation allowance	122,425	159,859

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2008	2007
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	419,606	297,181
Valuation allowance	(419,606)	(297,181)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2028.

The net change in the valuation allowance for the year ended December 31, 2008 and 2007 was an increase of $122,425 and $159,859, respectively.

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
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
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

Effective January 1, 2008, we adopted fair value accounting guidance for financial assets and liabilities (SFAS 157). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option derivative instruments	$1,361,052	$-	$-	$1,361,052
Total Financial Liabilities	$1,361,052	$-	$-	$1,361,052

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2008 AND 2007

Note 2      RESTATEMENT

On May 20, 2010, the Company determined that it had not properly accounted for a derivative liability as required by SFAS 150. As a result of these adjustments, the Company was required to restate its financial statements and amend its 10K for the period ended December 31, 2008 with an increase in derivative liabilities of $1,361,052 and an increase in derivative expense of $1,361,052.

	December 31, 2008
	As Previously Reported	Adjustments	As Restated
Derivative Liability - Related Party	$-	$1,361,052	$1,361,052

Total Current Liabilities	$550,961	$1,361,052	$1,912,013

Deficit Accumulated during the development stage	$(1,363,411)	$(1,361,052)	$(2,724,463)

Total Stockholder's Deficit	$(538,301)	$(1,361,052)	$(1,899,353)

	For the Year Ended December 31, 2008			For the Period from April 25, 2006 (Inception) to December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Derivative Income/(Expense)	$-	$(1,361,052)	$(1,361,052)	$-	$(1,361,052)	$(1,361,052)

Net Income/(Loss) before Income Taxes	$(360,104)	$(1,361,052)	$(1,721,156)	$(1,363,411)	$(1,361,052)	$(2,724,463)

Provision for Income Taxes	$-	$-	$-	$-	$-	$-

Net Income/(Loss)	$(360,104)	$(1,361,052)	$(1,721,156)	$(1,363,411)	$(1,361,052)	$(2,724,463)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2008 AND 2007

NOTE  3      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency and stockholders deficiency of $1,899,353 and used $517,358 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2008 AND 2007

(C) Common Stock Issued for Services

On January 15, 2008 the Company issued 40,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.10/share).

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 1,750,000 of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 700,000 common shares at an exercise price of $150,000 or $.21 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of December 31, 2008 the value of the stock was greater then $.10 per share.  However, the Company does not have the obligation to repurchase the shares.   Accordingly, the net effect on the balance sheet is $0(See Note 5 ).

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
AS RESTATED IN NOTE 2
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

(G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock split to be effected in the form of a stock dividend to be distributed to shareholders of record on April 27, 2009.  The financial statements were not retroactively restated to reflect the stock dividend.

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
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02 for all salary accrued through March 1, 2009 .  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock.  As of December 31, 2008 the Company owes $340,263 in accrued salary (See Note 6 ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2008 AND 2007

(B) License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.  As of December 31, 2008, the Company has not made the required payments and has accrued $28,752 under the agreement.  (See Note 4 (C))

(C) Royalty and Research Agreements

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
AS RESTATED IN NOTE 2
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
AS RESTATED IN NOTE 2
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

As of December 31, 2008 the Company owes $340,263 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock (See Note 5(A)).  As of December 31, 2008 the Company owes $340,263 in accrued salary and has accrued a derivative liability and expense of $1,361,052 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity . Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.   See table below for a breakdown of the derivative liability.

Date	Accrued Salary	Conversion Rate	Derivative Liability

12/31/08	$340,263	$0.002	$1,361,052

Total Derivative Liability Less Accrued Salary:			$1,361,052

On January 1, 2007, the company entered into a one year lease agreement with an officer for office space.  The agreement calls for monthly rent of $100 plus the reimbursement to officer for internet services at $50 per month. The terms of this agreement became month-to-month on January 1, 2008. Payments under the agreement totaled $1,800 for the year ended December 31, 2008.

NOTE  7       SUBSEQUENT EVENT

(A)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows (See Note  4 (F)):

•	Common stock Class A, unlimited number of shares authorized, no par value
•	Common stock Class B, unlimited number of shares authorized, no par value
•	Preferred stock, unlimited number of shares authorized, no par value

(B) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock split to be effected in the form of a stock dividend to be distributed to shareholders of record on April 27, 2009.  The financial statements were not retroactively restated to reflect the stock dividend.  (See Note 4 (G)).

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.   In particular, the Company failed to property account for the embedded derivative liability associated with the CEO's employment agreement in this annual report.

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

As of December 31, 2008 the Company owes $340,263 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2008, the Company recorded interest expense and related accrued interest payable of $5,351.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.02.  As of December 31, 2008, no accrued salary has been converted to Class “A” Common Stock and $1,361,052 has been recorded as a derivative liability.
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

Dated: May 28 , 2010

Kraig Biocraft Laboratories, Inc.
By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer	May 28 , 2010