Form 10-Q/A
period 2009-06-30
Kraig Biocraft Laboratories, Inc
filed 2010-05-28
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 2 to FORM 10-Q
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

KRAIG BIOCRAFT LABORATORIES, INC.

FORM 10-Q /A
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Control and Procedures	21

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to restate the financials.   This Amendment No. 2 supersedes the changes set forth in Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on November 24, 2009.

We are amending the following items:

Part I	Financial Statements and Supplementary Data
Part I Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I Item 4T	Control and Procedures
Part II, Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on August 14, 2009 (the “Original Filing”) in its entirety in this Amendment No. 2 on Form 10-Q/A. This Amendment No. 2 on Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since August 14, 2009.

Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) ( RESTATED ) AND DECEMBER 31, 2008 ( RESTATED ).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 ( RESTATED ) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED) ( RESTATED ).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED) ( RESTATED ).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 ( RESTATED ) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2009 (UNAUDITED ( RESTATED )).

PAGES	5 - 18	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) AS RESTATED – NOTE 2

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited) (Restated)	(Restated)
Current Assets
Cash	$5,402	$9,537
Prepaid Expenses	8,165	3,123
Total Assets	$13,567	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$144,070	$65,750
Payroll Tax Payable	1,726	16,933
Royalty agreement payable - related party	120,000	120,000
Accrued Expenses - related party	497,440	348,278
Derivative Liability - related party	3,572,747	1,361,052
Total Current Liabilities	4,335,983	1,912,013

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
501,848,500 and 499,348,500 shares issued and outstanding, respectively	804,050	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 400,000 shares	4,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(5,172,526)	(2,724,463)

Total Stockholders' Deficit	(4,322,416)	(1,899,353)

Total Liabilities and Stockholders' Deficit	$13,567	$12,660

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2009	2008	2009	2008	June 30, 2009
	(Restated)		(Restated)		(Restated)
Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	14,201	24,555	25,448	49,449	148,151
Professional Fees	13,039	6,819	16,039	22,446	96,864
Officer's Salary	55,084	51,967	110,169	103,933	763,903
Contract Settlement	-	-	-	-	107,143
Payroll Taxes	4,398	3,856	8,612	7,831	27,376
Research and Development	51,963	5,261	57,908	21,186	432,917
Total Operating Expenses	138,685	92,458	218,176	204,845	1,576,354

Loss from Operations	(138,685)	(92,458)	(218,176)	(204,845)	(1,576,354)

Other Income/(Expenses)
Other income	-	-	-	2,781	2,781
Change in fair value of embedded derivative liability	1,930,017	-	(2,211,695)	-	(3,572,747)
Interest expense	(10,248)		(18,192)	-	(26,206)
Total Other Income/(Expenses)	1,919,769		(2,229,887)	2,781	(3,596,172)

Net Income /(Loss )before Provision for Income Taxes	1,781,084	(92,458)	(2,448,063)	(202,064)	(5,172,526)

Provision for Income Taxes	-	-	-	-	-

Net Income/(Loss)	$1 ,781,084	$(92,458)	$ (2,448,063)	$(202,064)	$ (5,172,526)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	501,035,313	499,748,500	500,196,566	499,717,560

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2009
(Unaudited) (Restated)
							Common Stock -			Deficit Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A SharesTo be issued			during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, for the year ended December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	25,000

Net loss for the period ended June 30, 2009	-	-	-	-	-	-	-	-	-	(2,448,063)	(2,448,063)

Balance, for the period ended June 30, 2009	-	$-	501,848,500	$804,050	-	$-	400,000	$4,000	$42,060	$(5,172,526)	$(4,322,416)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	June 30, 2009
	Restated		Restated
Cash Flows From Operating Activities:
Net Loss	$ (2,448,063)	$(202,064)	$ ( 5 ,172,526)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	-	4,000	171,780
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
Change in Fair Value of Derivative Liability	2,211,695	0	3,572,747
(Increase)Decrease in prepaid expenses	(5,042)	4,036	(8,165)
Increase in accrued expenses and other payables - related party	131,653	(23,587)	499,166
Increase in royality agreement payable - related party	-	120,000	120,000
Increase in accounts payable	80,622	24,017	144,070
Net Cash Used In Operating Activities	(29,135)	(73,598)	(546,493)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of common stock	25,000	-	551,895
Net Cash Provided by Financing Activities	25,000	-	551,895

Net Increase (Decrease) in Cash	(4,135)	(73,598)	5,402

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$5,402	$32,220	$5,402

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”   The assumed conversion of debt to common stock of 201,787,464 shares as of June 30, 2009 is not included in the computation of diluted loss per share, as the effect is anti-dilutive.  The Company did not have convertible debt outstanding at June 30, 2008.

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

We currently measure and report at fair value the liability for embedded conversion option derivative instruments.  The fair value liabilities for price adjustable embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option derivative instruments	$3,572,747	$	$	$3,572,747
Total Financial Liabilities	$3,572,747	$-	$-	$3,572,747

NOTE 2      RESTATEMENT

On May 20, 2010, the Company determined that it had not properly accounted for a derivative liability as required by SFAS 150.  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q for the period ended June 30, 2009 with an increase in derivative liabilities of $3,572,747 and decrease in the fair value of embedded derivative liablity of $2,211,695 for the six months ending June 30, 2009, an increase in the fair value of embedded derivative liability of $1,930,017 for the three months ending June 30, 2009 and an increase to deficit accumulated during the development stage of $3,572,747. The Company also determined that it had not properly accounted for a stock dividend effected in the form of a stock split. As a result  of these adjustments, the company was required to restate its financial statments and amend its 10Q for the period ending June 30,2009 with a decrease in common stock $8,245,850 and a decrease in deficit accumulated during the development stage of $8,245,850. The net decrease in deficit accumulated during the development stage is $4,673,103 as a result of these two restatements.

The following table sets forth the effects of the restatement to certain line items within the Company's previously reported balance sheet:

	June 30, 2009

	As Previously
	Reported	Adjustments	As Restated

Derivative Liability - related party	$-	$3,572,747	$3,572,747

Total Current Liabilities	$763,236	$3,572,747	$4,335,983

Common Stock	$9,049,900	$(8,245,850)	$804,050

Deficit Accumulated during the development stage	$(9,845,629)	$4,673,103	$(5,172,526)

Total Stockholder's Deficit	$(749,669)	$(3,572,747)	$(4,322,416)

	For the three months			For the six months			April 25, 2006 (Inception)
	Ended June 30, 2009			Ended June 30, 2009			to June 30, 2009
	As			As			As
	Previously	Adjustments	As	Previously	Adjustments	As	Previously Reported	Adjustments	As Restated
	Reported		Restated	Reported		Restated

Change in fair value of embedded derivative liability	$-	$1,930,017	$1,930,017	$-	$(2,211,695)	$(2,211,695)	$-	$(3,572,747)	$(3,572,747)

Net Income/(Loss) before Income Taxes	$(148,933)	$1,930,017	$1,781,084	$(236,368)	$(2,211,695)	$(2,448,063)	$(1,599,779)	$(3,572,747)	$(5,172,526)

Provision for Income Taxes	$-	$-	$-	$-	$-	$-	$-	$-	$-

Net Income/(Loss)	$(148,933)	$1,930,017	$1,781,084	$(236,368)	$(2,211,695)	$(2,448,063)	$(1,599,779)	$(3,572,747)	$(5,172,526)

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
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF JUNE 30, 2009

 (G) Stock Split Effected in the Form of a Stock Dividend

On March 23, 2009, the Company's Board of Directors declared a nine-for-one stock split effected in the form of a stock dividend.  The stock split was distributed to shareholders of record as of April 27, 2009.  A total of 449,773,650 shares of common stock were issued.  All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2009, the Company recorded interest expense and related accrued interest payable of $19,377.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002 for all accrued salary through March 1, 2009.    The conversion price for all salary accrued March 1, 2009 to June 30, 2009 is the lessor of options 1-3.   As of June 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of June 30, 2009 the Company owes $443,625 in accrued salary (See Note 6) and has accrued a derivative liability of $3,572,747 for the potential benefit of the convertible accrued salary as per SFAS 150.  Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.  The lowest stock price to convert the liability was $.007 for accrued salary from March 1, 2009 through June 30, 2009.  See table below for a breakdown of the derivative liability.

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.002	$3,498,463

3/1/09-3/31/10	$271,317	$0.007	$74,284

Total Derivative Liability Less Accrued Salary:			$3,572,747

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

Total other income for the three months ended June 30, 2009 was $ 1,919,769. This compares to $0 for the three months ended June 30, 2008. The increase in total other income is primarily due to the change in fair value of the embedded derivative liability for the three months ending June 30, 2009 for the convertible accrued salary owed to the CEO.

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

Total other expense for the six months ended June 30, 2009 was $2.229.887. This compares to Total other Income of $2,781 for the six months ended June 30, 2008. The increase in total other expense is due to the change in fair value of the embedded derivative liability for the six months ending June 30, 2009 for the convertible accrued salary owed to the CEO.

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

None

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