Form 10-Q/A
period 2009-09-30
Kraig Biocraft Laboratories, Inc
filed 2010-05-28
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
(Amendment No. 2)
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

SIGNATURE

i

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to restate the financials.   This Amendment No. 2 supersedes the changes set forth in Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on May 6, 2010.

We are amending the following items:

Part I	Financial Statements and Supplementary Data
Part I Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I Item 4T	Control and Procedures

Specifically the Company has amended the financial statements and supplementary data in the Form 10-Q to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing its Form 10-Q originally filed on November 23, 2009 (the “Original Filing”) in its entirety in this Amendment No. 2 on Form 10-Q/A. This Amendment No. 2 on Form 10-Q/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since November 23, 2009.

  Item 1. Financial Information

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED) AND DECEMBER 31, 2008 (RESTATED).

PAGE	2
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 (RESTATED) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (RESTATED) AND 2008 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED) (RESTATED).

PAGES	6 - 19	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) AS RESTATED – NOTE 2

ii

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited) (Restated)	(Restated)
Current Assets
Cash	$34,119	$9,537
Other receivables	23,900	-
Prepaid Expenses	5,644	3,123
Total Assets	$63,663	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$76,650	$65,750
Royalty agreement payable - related party	105,000	120,000
Accrued Expenses - related party	568,252	365,211
Derivative Liability	251,729	-
Derivative Liability- related party	3,029,291	1,361,052
Total Current Liabilities	4,030,922	1,912,013

Long Term Liabilities
Convertible note payable - net of debt discount	4,059	-

Total Liabilities	4,034,981	1,912,013

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
502,495,099 and 499,348,500 shares issued and outstanding, respectively	821,050,	779,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 400,000 shares, respectively	22,000	4,000
Additional paid-in capital	42,060	42,060
Deficit accumulated during the development stage	(4,856,428)	(2,724,463)

Total Stockholders' Deficit	(3, 971,318)	(1,899,353)

Total Liabilities and Stockholders' Deficit	$63,663	$12,660

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2009	2008	2009	2008	September 30, 2009
	(Restated)		(Restated)		(Restated)
Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	12,785	8,383	38,235	57,831	16 0 ,9 38
Professional Fees	6,785	4,765	22,824	27,211	103,649
Officer's Salary	55,154	52,905	173,935	164,669	846,433
Contract Settlement	-	-	-	-	107,143
Research and Development	5,946	5,945	63,854	27,131	438,863
Total Operating Expenses	80,670	71,998	298,848	276,842	1,6 57 ,0 26

Loss from Operations	(80,670)	(71,998)	(298,848)	(276,842)	(1, 657,026)

Other Income/(Expenses)
Other income	-	-	-	2,781	2,781
Amortization of Debt Discount	(4,059)		(4,059)		(4,059)
Change in fair value of embedded derivative liability	(131,729)		(131,729)		(131,729)
Change in fair value of embedded derivative liability-related party	543,456	-	(1,668,239)		(3,029,291)
Interest expense	(10,898)	-	(29,090)	-	(37,104)
Total Other Income/(Expenses)	396,770	-	(1,833,117)	2,781	(3, 199,402)

Net (Income) Loss before Provision for Income Taxes	316,100	(71,998)	(2,131,965)	(274,061)	(4, 856,428)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$316,100	$(71,998)	$ (2,131,965)	$(274,061)	$(4, 856,428)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	502,998,686	499,748,500	500,837,646	499,727,990

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2009
(Unaudited) (Restated)

										Deficit
			Common				Common Stock -			Accumulated
			Stock -		Common Stock -		Class A Shares			during
	Preferred Stock		Class A		Class B		To be issued			Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	15,000
											-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-		75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-		360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-		3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-		-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-		6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(472,986)		(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	(1,003,307)		(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-		4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(1,721,156)		(1,712,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	(2,724,463)		(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-		25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-		3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-		32,000

Net loss for the period ended September 30, 2009	-	-	-	-	-	-	-	-	-	(2,131,965)		(2,131,965)

Balance, September 30, 2009	-	$-	502,495,099	821,050	-	$-	1,122,311	$22,000	$42 ,060	(4,856,428)	$	(3,971,318)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	September 30, 2009
	(Restated)		(Restated)
Cash Flows From Operating Activities:
Net Loss	$ (2,131,965)	$(274,061)	$ (4,856,428)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	18,000	4,000	22,000
Change in Fair Value of Derivative Liability	1,799,968	-	3,161,020
Stock issued for services	14,000	-	181,780
Amortization of debt discount	4,059	-	4,059
Warrants issued to employees	-	-	126,435
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,521)	6,706	(5,644)
(Increase)Decrease in other receivables	(23,900)	-	(23,900)
Increase in accrued expenses and other payables - related party	203,041	26,805	568,252
(Decrease) Increase in royalty agreement payable - related party	(15,000)	120,000	105,000
Increase in accounts payable	10,900	32,238	76,650
Net Cash Used In Operating Activities	(123,418)	(84,312)	(640,776)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of common stock	28,000	-	554,895
Net Cash Provided by Financing Activities	148,000	-	674,895

Net Increase (Decrease) in Cash	24,582	(84,312)	34,119

Cash at Beginning of Period	9,537	105,818	-

Cash at End of Period	$34,119	$21,506	$34,119

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

(D) Income/(Loss) Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260,   “Earnings per Share.”  As of September 30, 2009 and 2008, 6,000,000 and 0 warrants were not included in the computation of income/(loss) per share and 218,386,746 and 0 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

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

(F) Income Taxes

The Company accounts for income taxes under the FASB Accounting Standards Codification No. 740, Income Taxes .  Under FASB Accounting Standards Codification No. 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(G) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation .  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

9

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

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liabilities for warrant derivative instruments	$119,909	$-	$-	$119,909
Fair value of liability for embedded conversion option derivative instruments	$3,029,291	$	$	$3,029,291
Fair value of liability for embedded conversion option derivative instruments	$131,820	$-	$-	$131,820
Total Financial Liabilities	$3,281,020	$-	$-	$3,281,020

Note  2       RESTATEMENT

On May 20, 2010 , the Company determined that it had not properly accounted for a derivative as liability as required by FASB Accounting Standards Codification No. 480, Accounting for certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of these adjustments, the Company was required to restate its financial statements and amend its 10Q For the period ended september 30, 2009 with a decrease in the fair value of embedded derivative liablity of $131,727 for three and nine months ending September 30, 2009, and an increase in the fair value of embedded derivative liabilty - related party of $1,361,052 for the nine months ending September 30, 2009. The company also determined that it $131,727 for the three and nine months ending September 30, 2009, and an increase in the fair Value of embedded derivative liability - related party of $1,361,052 for the nine months ending September 30, 2009. The Company also determined that it had not properly accounted for a Stock dividend effected in the form of a stock Split. As a result of these adjustments, the company was required to restate its financial statements and amend its 10Q for the period ending September 30, 2009 with a decrease in common stock $8,245,850 and a decrease in deficit accumulated during the development stage of  $8,245,850. The net decrease in deficit accumulated during the development stage is $8,114,121 as a result of these two restatements. Additional paid in capital was decreased by $ 120,000 to fix a typographical error noted on the September 30, 2009 10Q as originally filed.

	September 30, 2009
	As previously Reported	Adjustments	As Restated
Common Stock	$9,066,900	$(8,245,850)	$821,050
Additional paid-In Capital	$162,060	$(120,000)	$42,060
Deficit Accumulated during the development stage	$(12,970,549)	$8,114,121	$(4,856,428)
Total Stockholder’s Deficit	$(3,719,589)	$(251,729)	$(3,917,318)

	For the three months Ended September 30, 2009			for the nine months Ended September 30, 2009			for the Period form April 25,2006 (Inception) to September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustment	As Restated
Change in fair value of embedded derivative liability	$—	$(131,729)	$(131,729)	$—	$(131,729)	$(131,729)	$—	$(131,729)	$(131,729)

Change in fair value of embedded derivative liability- related party	$543,456	$—	$543,456	$(3,029,291)	$1,361,052	$(1,668,239)	$(3,029,291)	$—	$3,029,291

Net Income/(Loss) before Inome Taxes	$447,829	$(131,729)	$316,100	$(3,361,288)	$1,229,323	$(2,131,965)	$(4,724,699)	$(131,729)	$(4,856,428)

Provision for Income Taxes	$—	$—	$—	$—	$—	$—	$—	$—	$—

Net Income/(Loss)	$447,829	$(131,729)	$316,100	$(3,361,288)	$1,229,323	$(2,131,965)	$(4,724,699)	$(131,729)	$(4,856,428)

NOTE 3   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $ 3,967,259 and stockholders deficiency of $ 3,971,318 and used $640,776 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4    OTHER RECEIVABLE

As of September 30, 2009 the Company is owed $23,900 for the overpayment of research and development fees.  The refund was received on November 3, 2009 (See Note 7(B) and 9).

NOTE 5    CONVERTIBLE DEBT

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

The following table summarizes convertible note payable outstanding as of September 30, 2009:

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

NOTE 7    COMMITMENTS AND CONTINGENCIES

(A) Employment Agreement

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1 st , for the subsequent twelve month periods by nine percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 4(E)).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price for all salary accrued through March 1, 2009 is the lesser of options 1-3 or $0.002.  The conversion price for all salary accrued from March 1, 2009 through September 30, 2009 is the lesser of options 1-3.  As of September 30, 2009, no accrued salary has been converted to Class “A” Common Stock.  As of September 30, 2009 the Company owes $498,709 in accrued salary (See Note 8) and has accrued a derivative liability of $3,029,291 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480,  Distinguishing Liabilities from Equity.   Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.  The lowest stock price to convert the liability was $.008 for accrued salary from March 1, 2009 through September 30, 2009.  See table below for a breakdown of the derivative liability.

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.002	$2,876,514

3/1/09-3/31/10	$138,888	$0.008	$152,777

Total Derivative Liability Less Accrued Salary:			$3,029,291

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property. As of September 30, 2009, the Company has made a payment of $70,000 for the required payments of $45,602 under the agreement and has received a refund of $23,900 for the overpayment on November 3, 2009, which was recorded as other receivable as of September 30, 2009 (See Note 4 and 9).

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 9(C)).  As of September 30, 2009, $3,000 was accrued for services provided during the quarter.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480,  Distinguishing Liabilities from Equity , the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107.   An additional a payment of $10,000 was made on October 19, 2009 (See Note 8 and 9 ).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED NOTE 2
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480,  Distinguishing Liabilities from Equity , the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of September 30, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. As of September 30, 2009, the outstanding balance is $105,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $8,107 (See Note 6 (C)).  An additional a payment of $10,000 was made on October 19, 2009 (See Note 9 ).

As of September 30, 2009 the Company owes $498,709 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At September 30, 2009, the Company recorded interest expense and related accrued interest payable of $28,897.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price for all salary accrued through March 1, 2009 is the lessor of options 1-3 or $.002. The lowest stock price to convert the liability was $.008 for accrued salary from March 1, 2009 through September 30, 2009.  As of September 30, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 7 (A)).

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

Operating expenses for the three months ended September 30, 2009 was $ 80,670 . This compares to $71,998 in expenses during the three months ended September 30, 2008. Research and development expenses for the three months ended September 30, 2009 were $5,946. This compares to $5,945 spent on research and development during the three months ended September 30, 2008. In addition, we had the following expenses during the three months ended September 30, 2009: general and administrative $ 12,785 , professional fees $6,785 and officer’s salary $55,154.  This compares to the same expenses during the three months ended September 30, 2008: general and administrative $8,383, professional fees $4,765 and officer’s salary $52,905.

Total Other Income increased from $0 for the three months ending September 30, 2008 to $ 396,770 for the three months ended September 30, 2009 .  This 100% increase is solely due to the recognition of derivative income for the three months ending September 30, 2009 for the convertible accrued salary owed to the CEO.

Results of Operations for the Nine months ended September 30, 2009 as Compared to the Nine Months ended September 30, 2008.

Revenue for the nine months ended September 30, 2009 was $0.  This compares to $0 in revenue for the nine months ended September 30, 2008.  No sales are anticipated during the next twelve months as we will remain in the development stage.

Operating expenses for the nine months ended September 30, 2009 was $ 298,848 . This compares to $276,842 in expenses during the nine months ended September 30, 2008. Research and development expenses for the nine months ended September 30, 2009 were $63,854. This compares to $27,131 spent on research and development during the nine months ended September 30, 2008. In addition, we had the following expenses during the nine months ended September 30, 2009: general and administrative $ 38,235 , professional fees $22,824 and officer’s salary $173,935. This compares to the same expenses during the nine months ended September 30, 2008: general and administrative $57,831, professional fees $27,211 and officer’s salary $164,669.

Total Other Expenses increased from $2,781 of other income for the nine months ending September 30, 2008 to other expenses of $ 1,833,117 .  This increase in total other expense is due to the change in fair value of e mbedded derivative liability for the nine months ending September 30, 2009 for the convertible accrued salary owed to the CEO.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our three months ended September 30, 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not.  Specifically the Company did not properly account for derivative liability associated with our CEO’s accrued salary.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 28 , 20 1 0	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer