Form 10-K/A
period 2009-12-31
Kraig Biocraft Laboratories, Inc
filed 2010-05-28
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K /A
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

Documents Incorporated by Reference:
None.

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 (this “Form 10-K/A”) to restate the financials.

We are amending the following items:

Part I, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 8	Financial Statements and Supplementary Data
Part II, Item 13	Certain Relationships and Related Transactions, and Director Independence

Specifically the Company has amended the financial statements and supplementary data in this Form 10-K/A to properly account for the embedded derivative liability associated with our CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing the Form 10-K originally filed on April 15, 2010 (the “Original Filing”) in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Filing and other than with respect to items described above does not reflect events occurring after the filing of the Original Filing nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since April 15, 2010.

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

This comparison table was the result of research performed by Randolph Lewis, Ph.D. at the University of Wyoming.  Such work was summarized in an article entitled “Spider Silk:  Ancient Ideas for New Biomaterials” which was published in Chemicals Review , volume 106, issue 9, pages 3672 – 3774.  The measurements in joules in the table above are a conversion from Dr. Lewis’ measurements in newtons/meter squared.

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

Operating expenses for the year ended December 31, 2009 were $ 497,307. This compares to $355,647 in expenses during the year ended December 31, 2008.  Research and development expenses for the year ended December 31, 2009 were $69,799.  This compares to $33,077 spent on research and development during the year ended December 31, 2008.  In addition, we had the following expenses during the year ended December 31, 2009: general and administrative- $64,264, professional fees-$43,179, officer’s salary-$220,338 and public relations- $99,727.  This compares to the same expenses during the year ended December 31, 2008:  general and administrative-$78,918, professional fees-$31,066, officer’s salary-$207,866 and public relations-$4,720.

Total Other Expenses for the year ended December 31, 2009 were $934,784.  This compares to $1,365,509 of Total Other Expenses during the year ended December 31, 2008. The decrease  in Total Other Expense is primarily due to the change in fair value of the embedded derivative liability for the year ending December 31, 2009 for the convertible accrued salary owed to the CEO.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 and 2008 (RESTATED).

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009.

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009 (RESTATED).

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 (RESTATED) AND 2008 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2009 (RESTATED).

PAGES	F-6 - F-21	NOTES TO FINANCIAL STATEMENTS AS RESTATED – NOTE 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc., (a  development stage company), as of December 31, 2009 and 2008 (restated) and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2009 (restated) and 2008 (restated) and the period April 25, 2006 (Inception) to December 31, 2009 (restated).   The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2009 (restated) and 2008 (restated) and the results of its operations and its cash flows for the years ended December 31, 2009 (restated) and 2008 (restated) and the period April 25, 2006 (Inception) to December 31, 2009 (restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage with a working capital deficit of $3,147,377, stockholder’s deficit of $3,174,777 and used $650,325 of cash in operations from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 5, 2010 except for Note 2, to which the date is May 26, 2010

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008
		(Restated)
Current Assets
Cash	$24,570	$9,537
Prepaid Expenses	3,124	3,123
Total Assets	$27,694	$12,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$104,843	$65,750
Accrued Interest	1,775	-
Royalty agreement payable - related party	85,000	120,000
Accrued Expenses - related party	636,829	365,211
Derivative Liability	124,345	-
Derivative Liability – Related Party	2,222,279	1,361,052
Total Current Liabilities	3,175,071	1,912,013

Long Term Liabilities
Convertible note payable – net of debt discount	27,400	-

Total Liabilities	3,202,471	1,912,013

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
502,495,099 and 499,348,500 shares issued and outstanding during	821,050	779,050
2009 and 2008, respectively
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 11,122,311 and 400,000 shares, respectively.	222,000	4,000
Additional paid-in capital	42,060	42,060
Deferred Compensation	(103,333)	-
Deficit accumulated during the development stage	(4,156,554)	(2,724,463)

Total Stockholders' Deficit	(3,174,777)	(1,899,353)

Total Liabilities and Stockholders’ Deficit	$27,694	$12,660

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.

(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006
	December 31,	December 31,	(Inception) to
	2009	2008	December 31, 2009
	(Restated)	(Restated)	(Restated)
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	64,264	78,918	182,247
Public Relations	99,727	4,720	104,447
Professional Fees	43,179	31,066	124,004
Officer’s Salary	220,338	207,866	892,836
Contract Settlement	-	-	107,143
Research and Development	69,799	33,077	444,808
Total Operating Expenses	497,307	355,647	1,855,485

Loss from Operations	(497,307)	(355,647)	(1,855,485)

Other Income/(Expenses)
Other income	-	2,781	2,781
Amortization of Debt Discount	(27,400)	-	(27,400)
Change in fair value of embedded derivative liability	(4,343)	-	(4,343)
Change in fair value of embedded derivative liability – related party	(861,227)	(1,361,052)	(2,222,279)
Interest expense	(41,814)	(7,238)	(49,828)
Total Other Income/(Expenses)	(934,784)	(1,365,509)	(2,301,069)

Net Loss before Provision for Income Taxes	(1,432,091)	(1,721,156)	(4,156,554)

Provision for Income Taxes	-	-	-

Net Loss	$(1,432,091)	$(1,721,156)	$(4,156,554)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	504,115,849	499,733,160

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2009 (Restated)

											Deficit
							Common Stock -				Accumulated
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Deffered	during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-			-	-	-	14,000

Stock issued for services	-	-	-	-	-	-	722,311	18,000	-	-	-	18,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	$-	502,495,099	$821,050	-	$-	11,122,311	$222,000	$42,060	$(103,333)	$(4,156,554)	$(3,174,777)

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2009	2008	December 31, 2009
	(Restated)	(Restated)	(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,432,091)	$(1,721,156)	$(4,156,554)
Adjustments to reconcile net loss to net cash used in operations
Stock issuable for services	18,000	4,000	22,000
Change in fair value of derivative liability	865,570	1,361,052	2,226,622
Stock issued for services	14,000	-	181,780
Amortization of debt discount	27,400	-	27,400
Warrants issued to employees	-	-	126,435
Deferred compensation realized	96,667		96,667
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(1)	9,377	(3,124)
Increase in accrued interest	1,775	-	1,775
Increase in accrued expenses and other payables – related party	271,618	86,817	636,829
(Decrease) Increase in royalty agreement payable - related party	(35,000)	120,000	85,000
Increase in accounts payable	39,095	43,629	104,845
Net Cash Used In Operating Activities	(132,967)	(96,281)	(650,325)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	120,000	-	120,000
Proceeds from issuance of common stock	28,000	-	554,895
Net Cash Provided by Financing Activities	148,000	-	674,895

Net Increase (Decrease) in Cash	15,033	(96,281)	24,570

Cash at Beginning of Period/Year	9,537	105,818	-

Cash at End of Period/Year	$24,570	$9,537	$24,570

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260,   “Earnings per Share.”  As of December 31, 2009 and 2008, 6,000,000 and 0 warrants were not included in the computation of income/(loss) per share and 223,300,629 and 18,124,680 shares issuable upon conversion of notes payable were not included in the computation of loss per share because their inclusion is anti-dilutive.

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:
	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(949,669)	$(585,193)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes	757,065	462,768
Change in valuation allowance	192,604	122,425

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2009	2008
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	612,210	419,606
Valuation allowance	(612,210)	(419,606)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2029.

The net change in the valuation allowance for the year ended December 31, 2009 and 2008 was an increase of $192,604 and $ 122,425, respectively.

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
AS OF DECEMBER 31, 2009 AND 2008

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

NOTE 2              RESTATEMENT

On May 20, 2019, the Company determined that it had not properly accounted for a derivative liability as required by FASB Accounting Standards Codification No. 480, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity .  As a result of these adjustments, the Company was required to restate its financial statements and amend its 10K for the period ended December 31, 2009 with an increase in fair value of embedded derivative liabilities of $1,361,052 and a decrease in net income/(loss) of $1,361,052.

				For the Period from
	For the Year			April 25, 2006 (Inception)
	Ended December 31, 2009			to December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Change in fair value of embedded derivative liability - related party	$(2,226,622)	$1,365,395	$(861,227)	$(2,226,622)	$4,343	$(2,222,279)

Change in fair value of embedded derivative liability	$-	$(4,343)	$(4,343)	$-	$(4,343)	$(4,343)

Net Income/(Loss) before Income Taxes	$(2,793,143)	$1,361,052	$(1,432,091)	$(4,156,554)	$-	$(4,156,554)

Provision for Income Taxes	$-	$-	$-	$-	$-	$-

Net Income/(Loss)	$(2,793,143)	$1,361,052	$(1,432,091)	$(4,156,554)	$-	$(4,156,554)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.01)	$0.01	$-

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

NOTE 4    CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

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
AS OF DECEMBER 31, 2009 AND 2008

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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 6 (C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 6 (C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as an expense and $103,333 was recognized as deferred compensation (See Notes 4 and 6 (D)).

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

The following table summarizes information about warrants for the Company as of December 31, 2009 (See Note 4 ).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.002	$2,060,206

3/1/09-12/31/09	$202,591	$0.007	$162,073

Total Derivative Liability Less Accrued Salary:			$2,222,279

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays (See Note 8 ).

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

(C)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 5 (C)).  As of December 31, 2009, $6,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of December 31, 2009, the outstanding balance is $85,000. An additional a payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectively.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  On January 15, 2010 an additional payment of $10,000 was made   (See Note 7 and 8 ).

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expires on February 28, 2011 (See Note 8 ).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009 (See Note 5 (C) ).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as a consulting expense and $103,333 was recognized as a deferred compensation (See Notes 4 and 5 (C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480,  Distinguishing Liabilities from Equity , the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  As of December 31, 2009, the outstanding balance is $85,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  An additional payment of $10,000 was made on January 15, 2010 (See Note 6 (C) and 8 ).

As of December 31, 2009 the Company owes $553,794 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $37,515.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of December 31, 2009, no accrued salary has been converted to Class “A” Common Stock (See Note 6 (A)).

NOTE 8              SUBSEQUENT EVENTS

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for either 500,000 shares of common stock or $15,000 in cash.  On January 15, 2010, the Consultant agreed to take 500,000 shares with a fair value of $5,000 ($0.01/share) for investor relations services to be provided over a term of 12 months.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

On January 15, 2010, the amount of $10,000 was repaid by the Company to the officer for the related party accrued expenses (See Note 7 (C))

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for conversion of $100,000 in convertible notes payable (See Note 5 ).

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee for up to $20,000 in out of pocket medical and dental care costs, including prescription costs or co-pays  (See Note 7 (A)).

On April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the conversion of $15,000 in convertible notes payable (See Note 5 ).

On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.  The agreement expires on February 28, 2011 (See Note 6 (C)).

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

Employment Agreements

On April 26, 2006, the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1 st , for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received 700,000 five year warrants at an exercise price of $.21 per share, 1,500,000 eight year warrants at an exercise price of $ .33 per share and 2,000,000 nine year warrants at an exercise price of $ .40 per share (See Note 5(A) of the financial statements).  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones:

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

On December 26, 2006, the Company entered into an Addendum to the Intellectual Property Agreement (the “Addendum”), pursuant to which the CEO agreed to give up his right to royalty payments for the intellectual property he transferred to the Company as well as an exclusive license to use such intellectual property for non-protective apparel.  In exchange for giving up these rights in the Addendum, the Company agreed to use its best reasonable efforts to issue the CEO  200,000 preferred shares within 12 months of the date of the Addendum.  The preferred shares would not have any priority to payments of dividends and would not have to have the right to receive dividend payments.  However, such preferred shares would have 100 votes per share (20,000,000 votes).  If the Company is unable, through the use of its best reasonable efforts, to issue such preferred shares, then the Company will provide its CEO with an alternative cash payment of $120,000 payable on the one year anniversary of the Addendum (Also see Note  6 (C) to the audited financial statements for the year ended December 31, 2009).

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

As of December 31, 2009, the Company owed $553,794 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $37,515.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of December 31, 2009, no accrued salary has been converted to Class “A” Common Stock  and $2,222,279 has been recorded as a derivative liability.

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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of Webb & Company, P.A., Independent Registered Public Accounting Firm, are included in this report:

•	Report of Webb & Company, P.A., Independent Registered Public Accounting Firm.
•	Balance Sheets at December 31, 2009 and 2008 (Restated)
•	Statements of Operations for the years ended December 31, 2009 and 2008 (Restated) and for the period from March 14, 1992 (inception) to December 31, 2009 (Restated)
•	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)
•	Statements of Cash Flows for the years ended December 31, 2009 (Restated) and 2008 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)
•	Notes to Financial Statements for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

# Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28 , 2010

Kraig Biocraft Laboratories, Inc.

By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer and Sole Director	May 28 , 2010