Form 10-K/A
period 2009-12-31
Kraig Biocraft Laboratories, Inc
filed 2010-06-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K/A
(Amendment No. 2 )

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  ☐     No  T

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No    T

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  T  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   T

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference:
None.

Explanatory Note:

Kraig Biocraft Laboratories, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2009 (this “Form 10-K/A”) to include an explanatory paragraph in the reissued audit opinion in regard to the restatement of the Company’s financial statements that was filed in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on May 28, 2010 (the “Amended 2009 Form 10-K”).

In the Amended 2009 Form 10-K, we amended the following items:

Part I, Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 8	Financial Statements and Supplementary Data
Part II, Item 13	Certain Relationships and Related Transactions, and Director Independence

Specifically the Company amended the financial statements and supplementary data in the Amended 2009 Form 10-K to properly account for the embedded derivative liability associated with its CEO’s employment agreement.    For the convenience of the reader, the Company is re-filing the Amended 2009 Form 10-K  in its entirety in this Form 10-K/A.  This Form 10-K/A continues to speak as of April 15, 2010, which was the  date its Annual Report on Form 10-K for the year ended December 31, 2009 was originally filed (the “Original Filing”) and, other than with respect to the items amended in the Amended 2009 Form 10-K and herein, this Form 10-K/A ,  does not reflect events occurring after the filing of the Original Filing nor does it modify or update the disclosures and information contained in the Original Filing in any way other than described in this Explanatory Note.  Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since April 15, 2010.

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

Operating expenses for the year ended December 31, 2009 were $497,307. This compares to $355,647 in expenses during the year ended December 31, 2008.  Research and development expenses for the year ended December 31, 2009 were $69,799.  This compares to $33,077 spent on research and development during the year ended December 31, 2008.  In addition, we had the following expenses during the year ended December 31, 2009: general and administrative- $64,264, professional fees-$43,179, officer’s salary-$220,338 and public relations- $99,727.  This compares to the same expenses during the year ended December 31, 2008:  general and administrative-$78,918, professional fees-$31,066, officer’s salary-$207,866 and public relations-$4,720.

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

The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $1,000,000 of our Class A common stock; or

●	The second anniversary of the effective date of the registration statement covering our equity line of credit with Calm Seas.

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

As discussed in Note 2, the financial statements for the years ended December 31, 2009 and 2008 have been restated.

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

The net change in the valuation allowance for the year ended December 31, 2009 and 2008 was an increase of $192,604 and $122,425, respectively.

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

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 6(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as an expense and $103,333 was recognized as deferred compensation (See Notes 4 and 6(D)).

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

The following table summarizes information about warrants for the Company as of December 31, 2009 (See Note 4).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays (See Note 8).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. As of December 31, 2009, the outstanding balance is $85,000. An additional a payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectively.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  On January 15, 2010 an additional payment of $10,000 was made   (See Note 7 and 8).

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expires on February 28, 2011 (See Note 8).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009 (See Note 5(C) ).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2009 $96,667 was recorded as a consulting expense and $103,333 was recognized as a deferred compensation (See Notes 4 and 5(C)).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480,  Distinguishing Liabilities from Equity , the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2009, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  As of December 31, 2009, the outstanding balance is $85,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2009, the Company recorded interest expense and related accrued interest payable of $9,762.  An additional payment of $10,000 was made on January 15, 2010 (See Note 6 (C) and 8).

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
NOTES TO FINANCIAL STATEMENTS
AS RESTATED IN NOTE 2
AS OF DECEMBER 31, 2009 AND 2008

On January 15, 2010, the amount of $10,000 was repaid by the Company to the officer for the related party accrued expenses (See Note 7 (C))

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for conversion of $100,000 in convertible notes payable (See Note 5).

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee for up to $20,000 in out of pocket medical and dental care costs, including prescription costs or co-pays  (See Note 7(A)).

On April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the conversion of $15,000 in convertible notes payable (See Note 5).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	We do not have a system in place to ensure all of our consulting agreements are timely reconciled to the financial statements.

–	We failed to property account for the embedded derivative liability associated with the CEO’s employment agreement in our quarterly and annual reports.

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

●	approved by our audit committee; or

●
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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of Webb & Company, P.A., Independent Registered Public Accounting Firm, are included in this report:

●	Report of Webb & Company, P.A., Independent Registered Public Accounting Firm.
●	Balance Sheets at December 31, 2009 and 2008 (Restated)
●	Statements of Operations for the years ended December 31, 2009 and 2008 (Restated) and for the period from March 14, 1992 (inception) to December 31, 2009 (Restated)
●	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)
●	Statements of Cash Flows for the years ended December 31, 2009 (Restated) and 2008 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)
●	Notes to Financial Statements for the years ended December 31, 2009 and 2008 and for the period from April 25, 2006 (inception) to December 31, 2009 (Restated)

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

10.5
Exclusive License Agreement, effective as of May 8, 2006, by and between The University of Wyoming and Kraig Biocraft Laboratories, Inc. (filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2009, filed on April 15, 2010 and incorporated by reference herein).

10.6
Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (filed as Exhibit 10.6 to amendment no. 2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on January 25, 2010, and incorporated by reference herein).

10.7
Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac (filed as exhibit 10.7 to the Form 10-K for the year ended December 31, 2009, filed on April 15, 2010 and incorporated by reference herein)

14.1**	Code of Business Conduct and Ethics.
31.1 #	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the registration statement on Form SB-2 filed with the SEC on September 26, 2007 and incorporated by reference herein.

** Filed as Exhibit 14.1 to the annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 26, 2008 and incorporated by reference herein.

# Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No.  2 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1 5 , 2010

Kraig Biocraft Laboratories, Inc.

By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer and Sole Director	June 15 , 2010