Form 10-Q
period 2010-06-30
Kraig Biocraft Laboratories, Inc
filed 2010-08-23
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ...........to...............

Commission File Number 333-146316

KRAIG BIOCRAFT LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Wyoming	83-0459707
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

120 N. Washington Square, Suite 805,
Lansing, Michigan 48933

(Address of principal executive offices) (Zip Code)

(517) 336-0807

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: there were 523,583,719 shares Class A Common Stock outstanding as of August 18, 2010.

PART  I-FINANCIAL INFORMATION

Item 1.     Financial Statements

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (RESTATED).

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED) .

PAGES	5 - 21	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Restated)
Current Assets
Cash	$7,763	$24,570
Prepaid Expenses	-	3,124
Total Current Assets	7,763	27,694

Property and Equipment, net	890	-

Total Assets	$8,653	$27,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$161,730	$111,871
Note payable	6,990	-
Royalty agreement payable - related party	75,000	85,000
Accrued Expenses - related party	778,861	631,576
Derivative Liability - Related Party	2,058,625	-
Derivative Liability	116,368	2,346,624
Total Current Liabilities	3,197,574	3,175,071

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	27,400

Total Liabilities	3,202,574	3,202,471

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
523,583,719 and 502,495,099 shares issued and outstanding, respectively	1,163,092	821,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 11,122,311 shares, respectively	22,000	222,000
Additional paid-in capital	42,060	42,060
Deferred Compensation	-	(103,333)
Deficit accumulated during the development stage	(4,421,073)	(4,156,554)

Total Stockholders' Deficit	(3,193,921)	(3,174,777)

Total Liabilities and Stockholders' Deficit	$8,653	$27,694

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30.	June 30,	June 30,	June 30,	(Inception) to
	2010	2009	2010	2009	June 30, 2010
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	30,340	18,599	48,476	34,060	230,723
Public Relations	3,948	-	103,948	-	208,395
Amrotization of Debt Discount	1,473	-	92,600	-	120,000
Professional Fees	20,309	13,039	25,286	16,039	149,290
Officer's Salary	58,390	55,084	116,779	110,169	1,009,615
Contract Settlement	-	-	-	-	107,143
Research and Development	15,876	51,963	24,117	57,908	468,925
Total Operating Expenses	130,336	138,685	411,206	218,176	2,294,091

Loss from Operations	(130,336)	(138,685)	(411,206)	(218,176)	(2,294,091)

Other Income/(Expenses)
Other income	-	-	-	-	2,781
Change in fair value of embedded derivative liability	(37,950)	1,930,017	171,631	(2,211,695)	(2,054,991)
Interest expense	(12,783)	(10,248)	(24,944)	(18,192)	(74,772)
Total Other Income/(Expenses)	(50,733)	1,919,769	146,687	(2,229,887)	(2,126,982)

Net (Income) Loss before Provision for Income Taxes	(181,069)	1,781,084	(264,519)	(2,448,063)	(4,421,073)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(181,069)	$1,781,084	$(264,519)	$(2,448,063)	$(4,421,073)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	518,689,550	501,035,313	507,326,749	500,196,566

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to June 30, 2010
(Unaudited)

							Common Stock -				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Deffered	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services	-	-	500,000	5,000	-	-	-	-	-	(5,000)	-	-

Stock issued for services	-	-	40,000	400	-	-	-	-	-	-	-	400

Stock issued in connection with convertible note conversion		-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash	-	-	4,000,000	21,642	-	-	-	-	-	-	-	21,642

Stock issued			10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	108,333	-	108,333

Net loss for the six months ended June 30, 2010	-	-	-	-	-	-	-	-	-	-	(264,519)	(264,519)

Balance, June 30, 2010	-	-	523,583,719	$1,163,092	-	-	1,122,311	$22,000	$42,060	$-	$(4,421,073)	$(3,193,921)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2010	2009	June 30, 2010
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(264,519)	$(2,448,063)	$(4,421,073)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	21		21
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	(171,632)	2,211,695	2,054,993
Stock issued for services	5,000	-	187,180
Amortization of debt discount	92,600	-	120,000
Warrants issued to employees	-	-	126,435
Deferred compensation realized	103,334	-	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	3,124	(5,042)	-
Increase in accrued expenses and other payables - related party	159,060	131,653	705,636
(Decrease) Increase in royalty agreement payable - related party	(10,000)	-	75,000
Increase in accounts payable	38,084	80,622	234,955
Net Cash Used In Operating Activities	(44,928)	(29,135)	(694,853)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(911)	-	(911)
Net Cash Used In Investing Activities	(911)	-	(911)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from note payable	6,990	-	6,990
Proceeds from issuance of convertible note	-	-	120,000
Proceeds from issuance of common stock	22,042	25,000	576,537
Net Cash Provided by Financing Activities	29,032	25,000	703,527

Net Increase (Decrease) in Cash	(16,807)	(4,135)	7,763

Cash at Beginning of Period	24,570	9,537	-

Cash at End of Period	$7,763	$5,402	$7,763

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$115,000	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

See accompanying notes to condensed unaudited financial statements.

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
AS OF JUNE 30, 2010

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2010 and 2009, 6,000,000 and 0 warrants were not included in the computation of income/ (loss) per share and 232,626,617 and 196,998,629 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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
AS OF JUNE 30, 2010

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

NOTE 2      GOING CONCERN

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $3,189,811 and stockholders’ deficiency of $3,193,811 and used $694,853 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3     CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 7).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	As of December 31, 2009	As of June 30, 2010
Expected Volatility	448.62%	448.62%
Expected Term	2 years	1.50 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	1.45%

	As of December 31, 2009	As of June 30, 2010
Embedded Conversion Options
Volatility	448.66%	448.62%
Expected Term	1 year	.75 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	1.45%

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2009 and June 30, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the warrant liability at December 31, 2009 was approximately $59,900.  Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by approximately $200 which was recorded as other income for the six months ended June 30, 2010.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at December 31, 2009 and June 30, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $2,000 which was recorded as other income for the six months ended June 30, 2010..

Following table summarizes convertible note payable outstanding as of June 30, 2010:

Conventional Debt
Conventional debt	$120,000
Less: debt conversion	$100,000
Less: debt discount	$20,000
Conventional debt, net of debt discount	$0

At June 30, 2010, the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible note payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible note payable .

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
AS OF JUNE 30, 2010

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
AS OF JUNE 30, 2010

On September 30, 2009, the Company issued 366,599 shares of common stock for $3,000 ($0.01/share).

On May 18, 2010, the Company issued 4,000,000 shares of common stock for cash of $21,642 and in exchange of $6,990 in note payables ($0.007158 per share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of June 30, 2010 the value of the stock was $.01 per share.  The Company does not have the obligation to repurchase the shares.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of June 30, 2010 $200,000 was recorded as an (See Notes 3 and 5(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of June 30, 2010, $5,000 was recognized as deferred compensation (See Note 5).

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 5(C )).

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

The following table summarizes information about warrants for the Company as of June 30, 2010 and December 31, 2009(See Note 3).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$0.02	6,000,000	1.50	$0.02	6,000,000	$0.02

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.00	$0.02	6,000,000	$0.02

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
AS OF JUNE 30, 2010

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
AS OF JUNE 30, 2010

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

On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2010the Company recorded interest expense and related accrued interest payable of $47,852.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of June 30, 2010, no accrued salary has been converted to Class “A” Common Stock.  As of June 30, 2010 the Company owes $670,573 in accrued salary (See Note 6) and has accrued a derivative liability of $2,058,625 for the potential benefit of the convertible accrued salary as per FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity.  Per addendum, the lowest stock price to convert the liability was $.002 for all accrued salary through March 1, 2009.  The lowest stock price to convert the liability was $.007 for accrued salary from March 1, 2009 through December 31, 2009 and the lowest stock price to convert the liability was $.00709 for the six months ending June 30, 2010.   See table below for a breakdown of the derivative liability.

Date	Accrued Salary	Conversion Rate	Derivative Liability

3/1/2009	$388,718	$0.002	$1,846,411

3/1/09-6/30/10	$341,178	$0.007	$212,214

Total Derivative Liability Less Accrued Salary:			$2,058,625

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

(B)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property..

(C)Royalty and Research Agreements

On May 21, 2010 the Company entered into a three year consulting agreement for research and development.   Pursuant to the terms of the agreement, the Company is required to issue 40,000 shares upon the execution of the agreement and subsequently 10,000 shares per year during the three year term of the agreement.  The annual payment of 10,000 shares for the three years begins on Janaury15 of each of the next three years following the execution of this agreement.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 4(C)).  As of June 30, 2010, $6,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  As of June 30, 2010, the outstanding balance is $75,000. At June 30, 2010, the Company recorded interest expense and related accrued interest payable of $12,428 (See Note 6).

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

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of June 30, 2010 $200,000 was recorded as a consulting expense (See Notes 3 and 4(C)).

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 4(C)).

NOTE 6      RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2010, the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2010, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum,

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010  As of June 30, 2010, the outstanding balance is $75,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At June 30, 2010, the Company recorded interest expense and related accrued interest payable of $12,428 (See Note 5 (C) and 7).

As of June 30, 2010, the Company owes $670,573 in accrued salary to principal stockholder.  On October 10, 2008, the Company entered into an addendum to the employment agreement whereby all unpaid back salary will accrue interest at 7% per year.  At June 30, 2010, the Company recorded interest expense and related accrued interest payable of $59,323.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at either 1) The lowest price at which the Company’s Class “A” Common Stock has traded over the preceding twelve month period, 2) At the lowest bid price for the preceding thirty days, 3) The lowest price paid in cash for the Class “A” Common Stock during the twelve months preceding the conversion.  The conversion price is the lesser of options 1-3 or $0.002.  As of June 30, 2010, no accrued salary has been converted to Class “A” Common Stock (See Note 5(A)).

NOTE 7      SUBSEQUENT EVENTS

On July 21, 2010,  the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 3).

On July 29, 2010, the Company entered into a consulting agreement with a consultant to provide investor relations service in exchange for a warrant for $200,000 worth of shares.  The warrants have a two year term and an exercise price of $0.01.  The term of the agreement is July 29, 2010 until January 29, 2011

On July 30, 2010, the issuance of 2,400,000 shares was approved by the board of directors as payment for services provided to the Company by a consulting having a fair value of $30,000 based upon the recent market price.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend up to $35,000 per quarter through June 2011 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is essential to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our research and development efforts. We cannot guarantee that the research and development efforts described in this filing will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations for the Quarter ended June 30, 2010.

Revenue for the six months ended June 30, 2010 was $0.  This compares to $0 in revenue for the six month period which ended June 30, 2009.  No sales are anticipated during the next twelve months as the company will remain in the development stage.

Operating expenses for the six months ended June 30, 2010 were $411,206.  This compares to $218,176 in expenses during the six month period which ended June 30, 2009.  The primary reasons for the increase in operating expense were the amortization of debt discount of the discounts incurred on the issuance of convertible notes and the public relations expense line items.   Management anticipates that public relations expense will increase over the next twelve months.  Research and development expenses for the six months ended June 30, 2010 were $24,117.  This compares to $57,908 spent on research and development during the six month period which ended June 30, 2009.  The reduction in research and development spending was the result of the reimbursement nature of our new collaborative research agreement with the University of Notre Dame, and Management anticipates that these costs will rise over the next twelve months.  In addition, we had the following expenses during the six month period which ended June 30, 2010: general and administrative $48,476, professional fees $25,286, officer’s salary $116,779 and public relations $103,948.  This compares to the same expenses during the six month period which ended June 30, 2009: general and administrative $34,060, professional fees $16,039, officer’s salary $110,169 and public relations $0.

Capital Resources and Liquidity

As of June 30, 2010 we had $7,763 in cash compared to $24,570 as of December 31, 2009

We believe we can not satisfy our cash requirements for the next twelve months with our current cash.  Completion of our plan of operation is subject to attaining adequate financing.  We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $650,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.  In particular, the Company failed to properly account for the embedded derivative liability associated with the CEO's employment agreement in its quarterly and annual reports.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2010 the Company entered into a three year consulting agreement for research and development.   Pursuant to the terms of the agreement, the Company is required to issue 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services upon the execution of the agreement and subsequently 10,000 shares per year issued during the three year term of the agreement.  The annual payment of 10,000 shares for the three years begins on Janaury15 of each of the next three years following the execution of this agreement.

On May 18, 2010, the Company issued 4,000,000 shares of common stock for cash of $21,642 and in exchange of $6,990 in note payables ($0.007158 per share).

On April 6, 2010, the Company issued 854,169 shares of Class A common stock in exchange for $15,000 in convertible notes payable at a conversion price of approximately $0.018 per share.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 20, 2010	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer