Form 10-Q
period 2010-09-30
Kraig Biocraft Laboratories, Inc
filed 2010-11-17
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

There were 553,007,296 shares of the registrant’s common stock, no par value, outstanding as of November 16, 2010.

TABLE OF CONTENTS

Page
PART I Financial Information

Item 1. Financial Statements.	1

Condensed Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Restated)	F-1

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2010 (Unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to September 30, 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2010 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4T. Controls and Procedures	4

PART II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 5. Other Information	5

Item 6. Exhibits.	5

Signatures	6

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS
PAGE
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (RESTATED)	F-1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	F-2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	F-3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED)	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	F-5

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Restated)
Current Assets
Cash	$11,206	$24,570
Prepaid Expenses	5,000	3,124
Total Current Assets	16,206	27,694

Property and Equipment, net	844	-

Total Assets	$17,050	$27,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$165,783	$111,871
Royalty agreement payable - related party	67,000	85,000
Accrued expenses - related party	355,222	631,576
Derivative liability	872,441	2,346,624
Total Current Liabilities	1,460,446	3,175,071

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	27,400

Total Liabilities	1,465,446	3,202,471

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
546,850,250 and 502,495,099 shares issued and outstanding, respectively	1,649,082	821,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 11,122,311 shares, respectively	22,000	222,000
Additional paid-in capital	2,812,267	42,060
Deferred Compensation	(110,000)	(103,333)
Deficit accumulated during the development stage	(5,821,745)	(4,156,554)
	.
Total Stockholders' Deficit	(1,448,396)	(3,174,777)

Total Liabilities and Stockholders' Deficit	$17,050	$27,694

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006(Inception) to
	September 30.	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	406,053	12,785	454,533	38,235	636,780
Public Relations	2,780	-	106,728	-	211,175
Amrotization of Debt Discount	-	-	92,600	-	120,000
Professional Fees	68,227	6,785	93,513	22,824	217,517
Officer's Salary	58,390	55,154	175,169	173,935	1,068,005
Contract Settlement	-	-	-	-	107,143
Research and Development	51,099	5,946	75,216	63,854	520,024
Total Operating Expenses	586,549	80,670	997,759	298,848	2,880,644

Loss from Operations	(586,549)	(80,670)	(997,759)	(298,848)	(2,880,644)

Other Income/(Expenses)
Other income	-	-	-	-	2,781
Amortization of Debt Discount	-	(4,059)	-	(4,059)
Change in fair value of embedded derivative liability	(756,073)	(131,729)	(748,097)	(131,729)	(2,974,719)
Change in fair value of embedded derivative liability-related party	(44,170)	543,456	119,485	(1,668,239)	119,485
Interest expense	(13,876)	(10,898)	(38,820)	(29,090)	(88,648)
Total Other Income/(Expenses)	(814,119)	396,770	(667,432)	(1,833,117)	(2,941,101)

Net (Income) Loss before Provision for Income Taxes	(1,400,668)	316,100	(1,665,191)	(2,131,965)	(5,821,745)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(1,400,668)	$316,100	$(1,665,191)	$(2,131,965)	$(5,821,745)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	533,186,501	502,998,686	522,009,574	500,837,646

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to September 30, 2010
(Unaudited)

							Common Stock -
							Class A Shares					Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deffered		Accumulated during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation		Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-		$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-		-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-		-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-		-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-		-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-		-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-		-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-		-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-		(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-		(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-		-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-		-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-		-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-		-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-		-	15,000
													-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-		-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-		-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-		-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-		-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-		-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-		-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-		-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-		-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-		-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-		-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-		(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-		(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-		-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-		(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-		(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-		-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-		-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-		-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)		-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-		(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)		(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)		-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-		-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-		-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-		-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-		-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)		-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-		-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-		-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-		-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-		-	28,632

Stock issued for cash ($.02/share)	-	-	4,513,116	70,000	-	-	-	-	-	-		-	70,000

Deferred compensation realized	-	-	-	-	-	-	-	-	-	166,333		-	166,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412				499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795				2,102,795

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	-	-	-	-	-		(1,665,191)	(1,665,191)

Balance, September 30, 2010	-	-	546,850,250	$1,649,082	-	-	1,122,311	$22,000	$2,812,267	$(110,000)	#	$(5,821,745)	$(1,448,396)

See accompanying notes to condensed unaudited financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from April 25, 2006(Inception) to
	September 30,		September 30,
	2010	2009	2010
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,665,191)	$(2,131,965)	$(5,821,745)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	67	-	67
Stock issuable for services	-	18,000	22,000
Change in Fair Value of Derivative Liability	628,613	1,799,968	2,975,237
Stock issued for services	414,000	14,000	596,180
Amortization of debt discount	92,600	4,059	-
Warrants issued to employees	168,000	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	(6,666)	-	90,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(1,876)	(2,521)	(5,000)
(Increase)Decrease in other receivables	-	(23,900)	-
Increase in accrued expenses and other payables - related party	225,794	203,041	857,371
(Decrease) Increase in royalty agreement payable - related party	(18,000)	(15,000)	67,000
Increase in accounts payable	51,174	10,900	163,045
Net Cash Used In Operating Activities	(111,485)	(123,418)	(761,410)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(911)	-	(911)
Net Cash Used In Investing Activities	(911)	-	(911)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	-	120,000	120,000
Proceeds from issuance of common stock	99,032	28,000	653,527
Net Cash Provided by Financing Activities	99,032	148,000	773,527

Net Increase (Decrease) in Cash	(13,364)	24,582	11,206

Cash at Beginning of Period	24,570	9,537	-

Cash at End of Period	$11,206	$34,119	$11,206

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$115,000	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

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

amount of $84,375 ($0.003/share).

During the quarter ended September 30, 2010 the principal stockholder forgave $499,412 in accrued compensation.  Attached to the accrued compensation was an embedded derivative liability, which was also forgiven.  The derivative liability had a fair value of $2,102,795 at the date of forgiveness.

See accompanying notes to condensed unaudited financial statements

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2010 and 2009, 6,000,000 and 0 warrants were not included in the computation of income/ (loss) per share and 2,063,492 and 196,998,629 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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
AS OF SEPTEMBER 30, 2010

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

NOTE 2      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,444,240 and stockholders’ deficiency of $1,448,396 and used $761,410 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	As of December 31, 2009	As of September 30, 2010
Expected Volatility	448.62%	448.62%
Expected Term	2 years	1.25 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	1.45%

Embedded Conversion Options	As of December 31, 2009	As of September 30, 2010
Volatility	448.66%	448.62%
Expected Term	1 year	.5 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	1.45%

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2009 and September 30, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.02, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the warrant liability at September 30, 2010 was approximately $836,428.  Based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by approximately $1,576,390 which was recorded as other expense for the nine months ended September 30, 2010.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at December 31, 2009 and September 30, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.01 and $0.14, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. The fair value of the embedded conversion liability at September 30, 2010 was approximately $36,013. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $28,412 which was recorded as other income for the nine months ended September 30, 2010.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Following table summarizes convertible note payable outstanding as of September 30, 2010:

Conventional Debt
Conventional debt	$120,000
Less: debt conversion	$115,000
Less: debt discount	$0
Conventional debt, net of debt discount	$5,000

At September 30, 2010, the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible note payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible note payable.

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
AS OF SEPTEMBER 30, 2010

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

On July 21, 2010, the Company issued 1,875,000 shares of common stock for $15,000 ($0.008/share).

On September 10, 2010, the Company issued 1,351,351 shares of common stock for $20,000 ($0.0148/share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

On September 22, 2010, the Company issued 1,286,765 shares of common stock for $35,000 ($0.0272/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of September 30, 2010 the value of the stock was $.14 per share.  The Company does not have the obligation to repurchase the shares.

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
AS OF SEPTEMBER 30, 2010

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of June 30, 2010, $5,000 was recognized as deferred compensation (See Note 5).

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 5(C)).

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

On August 26, 2010 the Company issued 280,000 shares with a fair value of $14,000 ($0.05/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past (See Note 5 (C)).

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services (See Note 5 (C)).

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 5 (C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 5(C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 5(C)).

On September 23, 2010 the Company issued 387,500 shares with a fair value of $31,000 ($0.08/share) to a consultant for legal services incurred on behalf of the Company.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

On July 29, 2010, the Company issued a warrant for 20,000,000 common shares in connection to a consulting agreement. The warrant was value at $200,000, the fair value of the services to be provided pursuant to the agreement. The warrant has a term of 2 years.

The following table summarizes information about warrants for the Company as of September 30, 2010 and December 31, 2009 (See Note 3).

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.02	6,000,000	1.25	$0.02	6,000,000	$0.02
$0.00	20,000,000	1.83	0.00	20,000,000	0.00

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.25	$0.02	6,000,000	$0.02

(F)  Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accrued salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amendment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011. The preferred shares will have super voting rights equal to 100 common shares per preferred share, but will not have any right to dividends or interest payments.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

(C) Royalty and Research Agreements

On September 16, 2010, the Company entered into an agreement with a consultant for research and development.  On September 16, 2010 the Company issued 100,000 shares as a sign on bonus with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 4(C)).

On September 16, 2010, the Company entered into an agreement with a consultant for research and development.  On September 16, 2010 the Company issued 100,000 shares as a sign on bonus with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 4(C)).

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 4(C)).  For the quarter ended September 30, 2010 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of September 30, 2010, $1,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of September 30, 2010, the outstanding balance is $67,000. At September 30, 2010, the Company recorded interest expense and related accrued interest payable of $13,681 (See Note 6).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009. On August 26, 2010, the Company entered into an addendum to the employment agreement where the monthly fee to the consultant was increased to $10,000 per month starting on September 1, 2010.  On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past In addition, On August 26, 2010 the Company issued 4,500,000 bonus shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services and 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 4(C) ).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of September 30, 2010 $200,000 was recorded as a consulting expense (See Notes 3 and 4(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 4(C)).

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value.  The agreement will remain in effect until January 29, 2011(See Note 4(E)).

NOTE 6     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At September 30, 2010, the Company recorded interest expense and related accrued interest payable of $776.   As of September 30, 2010, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of September 30, 2010, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2010, the Company recorded interest expense and related accrued interest payable of $13,681 (See Note 5 (C) and 7).

As of September 30, 2010, the Company owes $250,000 in accrued salary to principal stockholder.  On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011.  The prefered shares will have super voting rights equal to 100 common shares per preferred share, but will not have any right to dividends or interest payments.  As of September 30, 2010, no accrued salary has been converted to Class “A” Common Stock (See Note 5(A)).

NOTE 7     SUBSEQUENT EVENTS

On October 22, 2010, the Company issued 5,177,801 shares in connection with the cashless exercise of the 6,000,000 warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “plan” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter through September 2011 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is essential to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

»
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers. If our financing will allow, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research

»
We will consider buying an established revenue producing company which is operating in the textile arena, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.

»
We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing will allow, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

»	We plan to actively pursue collaborative product testing, manufacturing and marketing opportunities with companies in the textile industry.

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

Results of Operations for the Quarter ended March 31, 2010.

Revenue for the nine months ended September 30, 2010 was $0.  This compares to $0 in revenue for the for the nine month period which ended September 30, 2009.  The Company has recently announced the development of new recombinant silk products.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the nine months ended September 30, 2010 were $997,759.  This compares to $298,848 in expenses during the nine month period which ended September 30, 2009.  The primary reasons for the increase in operating expense were the amortization of debt discount of the discounts incurred on the issuance of convertible notes and the public relations expense line items.  Management anticipates that public relations expense will increase over the next twelve months.  Research and development expenses for the nine months ended September 30, 2010 were $75,216.  This compares to $63,854 spent on research and development during the nine months ended September 30, 2009.  The increase in research and development spending was the result of the reimbursement nature of our new collaborative research agreement with the University of Notre Dame, and Management anticipates that these costs will rise over the next twelve months.  In addition, we had the following expenses during the nine month period which ended September 30, 2010: general and administrative $454,533, professional fees $93,513, officer’s salary $175,169 and public relations $ 106,728.  This compares to the same expenses during the nine month period which ended September 30, 2009: general and administrative $38,235, professional fees $22,824, officer’s salary $173,935 and public relations $0.

Capital Resources and Liquidity

As of September 30, 2010 we had $11,206 in cash compared to $24,570 as of December 31, 2009

We believe we can not satisfy our cash requirements for the next twelve months with our current cash.  Completion of our plan of operation is subject to attaining adequate financing.  We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $750,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in obtaining financing, we may not be able to proceed with our business plan for the commercialization of our products and further research and development of new products.  We anticipate that we will incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revised the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. On March 30, 2010, the President of the United States signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. Upon adoption, the elimination of the future tax deduction for prescription drug costs associated with the Company’s post-retirement medical and dental plans was not material to the Company’s financial position, results of operations or cash flows. The Company does not believe this amendment will have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 4T. Controls and Procedures

Disclosure Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective.  In particular, the Company failed to properly account for the embedded derivative liability associated with the CEO's employment agreement in its quarterly and annual reports.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2010, the Company issued 1,875,000 shares of common stock for $15,000 ($0.008/share).

On July 29, 2010, the Company issued a warrant for 20,000,000 common shares in connection to a consulting agreement. The warrant was value at $200,000, the fair value of the services to be provided pursuant to the agreement. The warrant has a term of 2 years.

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

On August 26, 2010 the Company issued 280,000 shares with a fair value of $14,000 ($0.05/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services.

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services.

On September 10, 2010, the Company issued 1,351,351 shares of common stock for $20,000 ($0.0148/share).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years.

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years.

On September 22, 2010, the Company issued 1,286,765 shares of common stock for $35,000 ($0.0272/share).

On September 23, 2010 the Company issued 387,500 shares with a fair value of $31,000 ($0.08/share) to a consultant for legal services incurred on behalf of the Company.

On October 22, 2010, the Company issued 5,177,801 shares of common stock to Calm Seas Capital LLC upon cashless exercise by the holder of certain warrants to purchase common stock previously issued to it by the Company.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 5. Other Information

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accrued salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amendment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011.  The preferred shares will have super voting rights equal to 100 common shares per preferred share, but will not have any right to dividends or interest payments.

Item 6. Exhibits

(a)           Exhibits

31.1
Certifications by the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 17, 2010	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer and Chief Financial Officer