Form 10-K
period 2010-12-31
Kraig Biocraft Laboratories, Inc
filed 2011-04-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-146316

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact name of issuer as specified in its charter)

Wyoming	83-0459707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 N. Washington Square, Suite 805, Lansing, Michigan	48933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (517) 336-0807

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 was approximately $5,235,837.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 12, 2011, the registrant had 558,918,624 shares issued and outstanding.

Documents Incorporated by Reference: None.

“Kraig”, “Kraig Biocraft” “KBLB”, “the Company”, “we”, “us” and “our” refer to Kraig Biocraft Laboratories, Inc., a Wyoming corporation, unless the context otherwise requires.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006.  We were organized to develop high strength fibers using recombinant DNA technology, for commercial applications in both the specialty fiber and technical textile industries.  Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance.  The specialty fiber market is exemplified by two synthetic fiber products:  aramid fibers and ultra high molecular weight polyethylene fiber.   The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the textile, specialty fiber and technical textile industries.

The Market

We are focusing our work on the creation of new fibers with unique properties including fibers with potential high performance and technical fiber applications.  The performance fiber market is exemplified by two classes of product: aramid fibers, and ultra high molecular weight polyethylene fiber.  These products service the need for materials with high strength, resilience, and flexibility.  Because these synthetic performance fibers are stronger and tougher than steel, they are used in a wide variety of military, industrial, and consumer applications.

Among the users of performance fibers are the military and police, which employ them for ballistic protection.  The materials are also used for industrial applications requiring superior strength and toughness, i.e. critical cables and abrasion/impact resistant components.  Performance fibers are also employed in safety equipment, high strength composite materials for the aero-space industry and for ballistic protection by the defense industry.

The global market for technical textiles has been estimated at $92.88 billion.  The demand for technical textiles is growing rapidly and is expected to reach $127 billion in 2011.
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

We believe that the superior mechanical characteristics of the next generation of protein-based polymers (in other words, genetically engineered silk fibers), will open up new applications for the technology. The materials which we are working to produce are many times tougher and stronger than steel. These fibers are often referred to as “super fibers.”

The Product

Certain fibers produced in nature possess unique mechanical properties in terms of strength, resilience and flexibility.

Comparison of the Properties of Spider Silk and Steel

	Material Toughness1	Tensile Strength2	Weight3
Dragline spider silk	120,000-160,000	1,100-2,900	1.18-1.36

Steel	2,000-6,000	300-2,000	7.84
_______________
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

We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace.  For example, as noted above, the ability of spider silk to absorb in excess of 100,000 joules of kinetic energy, which makes it the potentially ideal material for structural blast protection.

Production of this material in commercial quantities holds the potential of a life saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. Other applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required.  We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

While the properties of spider silks are well known, there was no known way to produce these fibers in commercial quantity.  The spiders are cannibalistic, and can not be raised in concentrated colonies.

Our Technology

While scientists have been able to replicate the proteins that are the building blocks of spider silk, the technological barrier that has stymied production until now has been the inability to form these proteins into a fiber with the desired mechanical characteristics and to do so in a cost effective manner.

We have licensed the exclusive right to use the patented genetic sequences and genetic engineering technology developed in university laboratories.  The Company has been working collaboratively with university laboratories to develop fibers with the mechanical characteristics of spider silk.  We are applying this proprietary genetic engineering technology to domesticated silkworms, which are already the most efficient commercial producers of silk.

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

We are working to use our genetic engineering technology to create recombinant silk polymers.  On September 29, 2010 we jointly announced with the University of Notre Dame the success of our collaborative research with the University in creating approximately twenty different strains of transgenic silkworm which produce recombinant silk polymers. In April 2011 we entered into a licensing agreement with Sigma-Aldrich which provides us the use of Sigma-Aldrich’s zinc finger technology to accelerate and enhance our product development.

A part of our intellectual property portfolio is the exclusive right to use certain patented spider silk gene sequences in silkworm.  Under the Exclusive License Agreement with The University of Wyoming, we have obtained certain exclusive rights to use numerous genetic sequences which are the subject of US patents.

The introduction of the gene sequence, in the manner employed by us, results in a germline transformation and is therefore self perpetuating.  This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production.

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation.  Our shares are traded on the OTCQB under the ticker symbol: KBLB.PK.  There are 558,918,624 shares of common stock issued and outstanding as of April 12, 2011.  Kim Thompson, our founder and CEO, owns approximately 56.2% of the issued and outstanding shares.

The inventor of our technology concept, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc.  Our protein expression system is, in concept, scalable, cost effective, and capable of producing a wide range of proteins including pharmaceuticals and materials.

On April 8, 2011, Kraig and Sigma-Aldrich Co., an Illinois corporation (“Sigma”) entered into a License and Option Agreement. Under the terms of the agreement, Sigma will provide Kraig with its proprietary genetic engineering tools and expertise in zinc finger nuclease to enable Kraig to significantly accelerate its product development. In addition to providing the customized tools and technological know-how, Sigma has granted Kraig an option for a commercial license to use the technology in the textile, technical textile and biomedical markets. Sigma will be creating customized zinc fingers for Kraig's use in its development of spider silk polymers and technical textiles.

In September 2010 the Company announced that it had succeed in introducing spider silk DNA in silkworm with the result that the transgenic silkworm were producing new recombinant silk fibers.  These fibers are a combination of natural silkworm silk proteins and proteins that that the silkworms are making as a result of the introduction of the spider silk DNA.  The Company announced that it had created approximately twenty different transgenic silkworm strains producing recombinant silk.

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007.  That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production.  On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories.  Our collaborative research agreement with the University expired on March 1, 2011. The Company is in discussions with the University on renewing the agreement for anther twelve months.  Management anticipates that it will enter into a new research agreement with the University on substantially the same terms as the expired agreement.  Management is also considering however the potential to establish an independent laboratory either in conjunction with or as an alternative to university collaboration.

We also entered into an intellectual property and sponsored research agreement with the University of Wyoming in 2006 .

Collaboration and Research Agreements/Intellectual Property

We have obtained certain exclusive rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.  We have also acquired certain exclusive rights to patent pending protein based fibers and genetic technologies.

In 2010, the University of Notre Dame filed a provisional patent application pursuant to our intellectual property and collaborative research agreement.  Under the terms of that agreement the Company has an option for the exclusive commercial rights to that technology.  The Company has notified the University of its exercise of that option.

We do not own any patents.  We have filed approximately seven notices of intent to use trademark applications for marks which the company intends to use in the future.

Intellectual Property/Collaborative Research Agreement with Notre Dame University

Our collaborative research agreement which recently expired with the University of Notre Dame required the Company to provide cost reimbursement for scientific research performed within Notre Dame relating to recombinant silk development. The reimbursable costs to the Company are capped at $35,000 per calendar quarter, unless the Company provides prior authorization for exceeding that cap. The  agreement with Notre Dame provides us with a right to an exclusive license to intellectual property developed pursuant to the collaborative research on terms described in an attachment to the agreement. The University of Notre Dame retains a right to a commercially reasonable royalty on all such technology. On March 20, 2010, we renewed our agreement with the University of Notre Dame on substantially the same terms as the prior agreement. This renewed on agreement expired on March, 2011. Management anticipated that the Company will enter into a new agreement with the university for the next twelve months.  At this stage in the Company’s development however, Management is considering the Company’s option to move substantially all of its research and development operations into a private laboratory.

Under the intellectual property/collaborative research agreement with The University of Notre Dame, the Company was a sponsor of research by the University of Notre Dame regarding genetic engineering techniques patented by Notre Dame, which are called Piggybac transposon, for applications on silk worms.  Any patents or other intellectual property developed as a result of this sponsored research will be the property of Notre Dame, however, we have an option on a license agreement for the use of such intellectual property for the use of creating transgenic worms for the production of silk and fibers.  Such license agreement would have terms consistent with a sample license agreement that is attached to the Notre Dame collaborative research agreement.  Such license agreement would require us to make royalty payments to Notre Dame that would range from 1% to 6% of net sales of products using Notre Dame’s intellectual property.   In addition, such license agreement would have a term of approximately 20 years.

Exclusive License Agreement with University of Wyoming

In May 2006, we entered into a license agreement with the University of Wyoming, pursuant to which we have licensed the right to commercialize the production by silkworms of certain synthetic and natural spider silk proteins and the genetic sequencing for such spider silk proteins.  These spider silk proteins and genetic sequencing are covered by patents held by the University of Wyoming.  Our license allows us only to use silkworms to produce the licensed proteins and genetic sequencing.  We have the right to sublicense the intellectual property that we license from the University of Wyoming.  Our license agreement with the University of Wyoming requires that we pay licensing and research fees to the university in exchange for an exclusive license in our field of use for certain university-developed intellectual property including patented spider silk gene sequences.  Pursuant to the agreement, we issued 17,500,000 shares of our Class A common stock to the University Foundation. Of the shares of our Class A common stock we issued to the University Foundation, we have the right to call 7,000,000 of those shares at any time prior to May 8, 2011 at a purchase price of $150,000.  Our license agreement with the University of Wyoming will continue until the later of (i) expiration of the last-to-expire patent we license from the University of Wyoming under this license agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country.  There are no royalties payable to the University of Wyoming under the terms of our agreement with them.

We have not made any of the required payments pursuant to our license agreement with the University of Wyoming.  We will continue to accrue required payments under the license agreement with the University of Wyoming, and we will pay such amounts as our finances allow.  Our license agreement provides that the University of Wyoming must give us at least 90 days notice to cure the failure to make the required payments before the University can terminate the license agreement.  If our license agreement with the University of Wyoming were terminated, however, it would result in a loss of three to six months of research time.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins.  The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2010 and 2009, we have spent approximately 5,400 and 7,360 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

We currently have no employees other than Kim Thompson, our sole officer and director.  We plan to hire more persons on as-needed basis.

ITEM 2.    DESCRIPTION OF PROPERTY.

We rent office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which is our principal place of business.  Our current lease is on a month to month basis.  We pay an annual rent of $600 for conference facilities, mail, fax and reception services located at our principal place of business.

ITEM 3.    LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.    [REMOVED AND RESERVED].

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTCQB system under the symbol “KBLB.PK.”

The following table sets forth the high and low trade information for our Class A common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.  The prices below reflect a nine-for-one stock split which was declared by our board of directors on March 23, 2009.

	Low Price	High Price
Fourth Quarter 2010	$0.09	$0.16
Third Quarter 2010	$0.01	$0.24
Second Quarter 2010	$0.01	$0.02
First Quarter 2010	$0.01	$0.01
Fourth Quarter 2009	$0.009	$0.025
Third Quarter 2009	$0.011	$0.025
Second Quarter 2009	$0.017	$0.06
First Quarter 2009	$0.011	$0.044

Holders

As of April 12, 2011 in accordance with our transfer agent records, we had 26 record holders of our Class A common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

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

Pursuant to the Letter Agreement, Calm Seas Capital made a Bridge Investment in the Company in the aggregate amount of $120,000, of which $100,000 was paid promptly after the Letter Agreement was signed in July 2009 and the remaining $20,000 was paid in late September 2009.  In this Bridge Investment, Calm Seas Capital purchased (i) twelve convertible debentures, each in the principal amount of $10,000 (the “Bridge Debentures”) and (ii) twelve warrants each exercisable for the purchase of 500,000 shares (the “Bridge Warrants”).  As of April 12, 2011, Calm Seas Capital has converted $115,000 of the principal amount of the debentures into shares of our Class A common stock.

The principal and interest of the Bridge Debentures, which mature on December 31, 2010, shall be convertible at the option of the holder at a fixed price of $.018 per share.  After September 30, 2010, we may cause the Bridge Debentures to be converted into shares of our Class A common stock at the lower of (i) the conversion price then in effect and (ii) the average closing bid for the Company’s Class A common stock for the 20 trading days prior to the date the Company gives notice that it is converting the Bridge Debentures (but not less than $0.005 per share).   As of December 31, 2010, the $5,000 of convertible debt remains outstanding.

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

On July 29, 2010, the Company issued a warrant for 20,000,000 common shares in connection to a consulting agreement. The warrant was valued at $200,000, the fair value of the services to be provided pursuant to the agreement. The warrant has a term of 2 years.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating  results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel;  the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this filing and investors are cautioned not to place undue reliance on such forward-looking statements.

Recent Developments

On September 29, 2010 the Company jointly announced with the University of Notre Dame that it had succeeded in producing transgenic silkworms capable of spinning artificial spider silks. Approximately twenty different strains of transgenic silkworm were produced by incorporating spider silk DNA into the silkworm’s genome.  The resulting transgenic silkworms produce a new recombinant silk fiber which is a composite silk consisting of both spider silk proteins and endogenous silkworm proteins.

On April 8, 2011the Company entered into a licensing agreement with Sigma-Aldrich.  That agreement enables the Company to use Sigma-Aldrich’s proprietary zinc finger technology for the development of new recombinant silk fibers   The agreement also contains an option which Kraig can exercise for the commercialization rights on products it develops with this technology. Management believes that this technology will greatly accelerate the Company’s development of new products and significantly streamline the research and development process. Management also believes that the precise gene targeting and high efficiency of this zinc finger technology will allow the Company to build on the research success it announced in September 2010 by enabling the Company to concomitantly target the insertion of spider silk genes into the silkworm genome while removing endogenous silkworm silk genes. The Company expects that the resulting transgenic silkworm will be capable of spinning pure spider silk at commercially viable production levels.

The Company’s Collaborative research agreement with the University of Notre Dame  expired on March 1, 2011.  The Company is in discussions with the University on renewing the agreement for anther twelve months.  Management anticipates that it will enter into a new research agreement with the University on substantially the same terms as the expired agreement.  Management is also considering however the potential to establish an independent laboratory either in conjunction with or as an alternative to University collaboration.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter through March 2012 on collaborative research and development of high strength polymers at the University of Notre Dame.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

»
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers. If our financing will allow, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research

»
We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.

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

»	We plan to actively pursue collaborative research and product testing, opportunities with companies in the biotechnology, materials, textile and other industries.
»
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed in 2010 and for any new polymers that we create in 2011.

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

Results of Operations for the Year ended December 31, 2010.

 Revenue for the twelve months ended December 31, 2010 was $0.  This compares to $0 in revenue for the for the twelve month period which ended December 31, 2009.  In the fourth quarter of 2010 the Company announced the laboratory development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the twelve months ended December 31, 2010 were $1,286,432.  This compares to $497,307 in expenses during the twelve month period which ended December 31, 2009.  The primary reasons for the increase in operating expense were the amortization of debt discount of the discounts incurred on the issuance of convertible notes and the public relations expense line items.  Research and development expenses for the twelve months ended December 31, 2010 were $141,310.  This compares to $69,799 spent on research and development during the twelve months ended December 31, 2009.  The increase in research and development spending was the result of the reimbursement nature of our 2010 collaborative research agreement with the University of Notre Dame.  Management anticipates that these costs may rise over the next twelve months.  In addition, we had the following expenses during the twelve month period which ended December 31, 2010: general and administrative $591,020, professional fees $112,501, officer’s salary $233,558 and public relations $115,443.  This compares to the same expenses during the twelve month period which ended December 31, 2009: general and administrative $64,264, professional fees $43,179, officer’s salary $220,338 and public relations $99,727.

 Capital Resources and Liquidity

 As of December 31, 2010 we had $92,240 in cash compared to $24,570 as of December 31, 2009

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009 (RESTATED).

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2010.

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2010.

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED) AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2010 .

PAGES	F-6 - F-23	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kraig Biocraft Laboratories, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Kraig Biocraft Laboratories, Inc. (a development stage company) as of December 31, 2010 and the related statements of income, cash flows and stockholders' equity for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kraig Biocraft Laboratories, Inc as of December 31, 2009, were audited by other auditors whose report dated April 5, 2010, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PS STEPHENSON & CO, P.C.

Wharton, Texas
April 13, 2011

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2010	December 31, 2009
		(Restated)
Current Assets
Cash	$92,240	$24,570
Prepaid Expenses	-	3,124
Total Current Assets	92,240	27,694

Property and Equipment, net	26,287	-

Total Assets	$118,527	$27,694

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$238,929	$111,871
Royalty agreement payable - related party	67,000	85,000
Accrued expenses - related party	410,955	631,576
Derivative liability	-	2,346,624
Total Current Liabilities	716,884	3,175,071

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	27,400
Loan payable	15,828	-

Total Liabilities	737,712	3,202,471

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
553,518,903 and 499,348,500 shares issued and outstanding, respectively	1,834,082	821,050
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 11,122,311 shares, respectively	22,000	222,000
Additional paid-in capital	3,490,175	42,060
Deferred Compensation	(26,000)	(103,333)
Deficit accumulated during the development stage	(5,939,442)	(4,156,554)
	.
Total Stockholders' Deficit	(619,185)	(3,174,777)

Total Liabilities and Stockholders' Deficit	$118,527	$27,694

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Twelve Months Ended		For the Period from April 25, 2006
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010
		(Restated)

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	591,020	64264	773,267
Public Relations	115,443	99,727	219,890
Amrotization of Debt Discount	92,600	-	120,000
Professional Fees	112,501	43,179	236,505
Officer's Salary	233,558	220,338	1,126,394
Contract Settlement	-	-	107,143
Research and Development	141,310	69,799	586,118
Total Operating Expenses	1,286,432	497,307	3,169,317

Loss from Operations	(1,286,432)	(497,307)	(3,169,317)

Other Income/(Expenses)
Other income	-	-	2,781
Amortization of Debt Discount	-	(27,400)
Change in fair value of embedded derivative liability	(563,563)	(4,343)	(2,790,185)
Change in fair value of embedded derivative liability-related party	119,485	(861,227)	119,485
Interest expense	(52,378)	(41,814)	(102,206)
Total Other Income/(Expenses)	(496,456)	(934,784)	(2,770,125)

Net (Income) Loss before Provision for Income Taxes	(1,782,888)	(1,432,091)	(5,939,442)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(1,782,888)	$(1,432,091)	$(5,939,442)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	401,590,077	504,115,849

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to December 31, 2010

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued				Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deferred Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	$1,834,082	-	-	1,122,311	$22,000	$3,490,175	$(26,000)	$(5,939,442)	$(619,185)

See accompanying notes to financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2010	2009	December 31, 2010
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(1,782,888)	$(1,432,091)	$(5,939,442)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	453	-	453
Stock issuable for services	-	18,000	22,000
Change in Fair Value of Derivative Liability	444,079	865,570	2,790,703
Stock issued for services	414,000	14,000	596,180
Amortization of debt discount	92,600	27,400	-
Warrants issued to employees	168,000	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	77,334	96,667	174,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	3,124	(1)	-
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	280,565	271,618	845,142
(Decrease) Increase in royalty agreement payable - related party	-	(35,000)	67,000
Increase in accounts payable	107,283	40,870	304,154
Net Cash Used In Operating Activities	(195,450)	(132,967)	(845,375)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(26,740)	-	(26,740)
Net Cash Used In Investing Activities	(26,740)	-	(26,740)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	-	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	-	120,000	120,000
Loan payable	15,828	-	15,828
Proceeds from issuance of common stock	274,032	28,000	828,527
Net Cash Provided by Financing Activities	289,860	148,000	964,355

Net Increase (Decrease) in Cash	67,670	15,033	92,240

Cash at Beginning of Period	24,570	9,537	-

Cash at End of Period	$92,240	$24,570	$92,240

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$115,000	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$120,000	$-	$120,000

See accompanying notes to financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

Activities during the development stage include negotiating intellectual property agreements, raising capital and working collaboratively with university laboratories to develop new recombinant silk fibers.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2010 and 2009, 20,000,000 and 0 warrants were not included in the computation of income/ (loss) per share and 0 and 223,300,629 shares issuable upon conversion of notes payable were not included in the computation of income/(loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2010	2009

Expected income tax recovery (expense) at the statutory rate of 34%	$(606,182)	$(949,669)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(150,525)	757,065
Change in valuation allowance	756,707	192,604

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2010	2009

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	1,368,917	612,210
Valuation allowance	(1,368,917)	(612,210)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2030.

The net change in the valuation allowance for the year ended December 31, 2010 and 2009 was an increase of $756,707 and $192,604, respectively

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
AS OF DECEMBER 31, 2010 AND 2009

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

(L) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for automobiles.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded during the year ended December 31, 2010 and 2009, respectively.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $624,644 and stockholders’ deficiency of $619,185 and used $845,375 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3     EQUIPMENT

At December 31, 2010 and December 31, 2009 equipment is as follows:

	As of December 31, 2010	As of December 31, 2009

Automobile	$25,828	$-
Office Equipment	911	-
Less Accumulated Depreciation	(453)	(-)

Total Property and Equipment	$26,287	$-

Depreciation and amortization expense for the year ended December 31, 2010 and 2009 was $453, and $0 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009
Estimated future amortization and depreciation of intangible and tangible assets is as follows:

Year	Amount

2011	5,348
2012	5,348
2013	5,348
2014	5,348
2015	4,895
$26,287

NOTE 4     CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 8).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
	As of December 31, 2009	As of December 31 , 2010
Expected Volatility	448.62%	207.78%
Expected Term	2 years	0.24 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	0.26%

	As of December 31, 2009	As of December 31, , 2010
Embedded Conversion Options
Volatility	448.66%	207.78%
Expected Term	1 year	0.24 years
Expected Dividends	0%	0%
Risk Free Interest Rate	1.45%	0.26%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

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

At December 31, 2010, pursuant to the agreement, all outstanding principal and accrued interest on the convertible debt was due, and the conversion rights of the holder terminated.  Accordingly, at December 31, 2010, the Company determined that no derivative liability existed in connection to the outstanding debt of $5,000 at December 31, 2010.  In addition, on October 4, 2010, the Company issued 5,177,801 shares in connection with the cashless exercise of the 6,000,000 warrants.

During the years ended December 31, 2010 and 2009, the Company recorded changes in the fair value of derivative instruments of $563,563 and $4,363, respectively, as other expense.

The following table summarizes convertible note payable outstanding as of December 31, 2010:

Conventional Debt
Conventional debt	$120,000
Less: debt conversion	$115,000
Less: debt discount	$0
Conventional debt, net of debt discount	$5,000

At December 31, 2010, the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 5     LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%.

Scheduled maturities of long-term obligations

Year ending December 31:
2011	$3,556
2012	3,811
2013	4,084
2014	4,377

$15,828

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
AS OF DECEMBER 31, 2010 AND 2009

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

On July 21, 2010, the Company issued 1,875,000 shares of common stock for $15,000 ($0.008/share).

On September 10, 2010, the Company issued 1,351,351 shares of common stock for $20,000 ($0.0148/share).

On September 22, 2010, the Company issued 1,286,765 shares of common stock for $35,000 ($0.0272/share).

On October 15, 2010, the Company issued 1,179,245 shares of common stock for $100,000 ($0.084/share).

On December 7, 2010, the Company issued 1,157,407 shares of common stock for $75,000 ($0.065/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of December 31, 2010 the value of the stock was $.14 per share.  The Company does not have the obligation to repurchase the shares.

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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 7(C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 7(C)).

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of June 30, 2010 $200,000 was recorded as an (See Note 7(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of June 30, 2010, $5,000 was recognized as deferred compensation (See Note 7).

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 7(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

On August 26, 2010 the Company issued 280,000 shares with a fair value of $14,000 ($0.05/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past (See Note 7 (C)).

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services (See Note 7 (C)).

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 7 (C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 7(C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 7(C)).

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
AS OF DECEMBER 31, 2010 AND 2009

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

The following table summarizes information about warrants for the Company as of December 31, 2010 and December 31, 2009.

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.00	20,000,000	1.83	0.00	20,000,000	0.00

2009 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.02	6,000,000	2.25	$0.02	6,000,000	$0.02

On October 4, 2010, the Company issued 5,177,801 shares in connection with the cashless exercise of the 6,000,000 warrants.

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
AS OF DECEMBER 31, 2010 AND 2009

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

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accrued salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amendment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  Such preferred shares shall not be entitled to dividends but shall have super voting rights equivalent to 100 common shares per preferred share.

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

(C)Royalty and Research Agreements

On September 16, 2010, the Company entered into an agreement with a consultant for research and development.  On September 16, 2010 the Company issued 100,000 shares as a sign on bonus with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 6(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On September 16, 2010, the Company entered into an agreement with a consultant for research and development.  On September 16, 2010 the Company issued 100,000 shares as a sign on bonus with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 6(C)).

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  For the year ended December 31, 2010 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of December 31, 2010, $1,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of December 31, 2010, the outstanding balance is $67,000. At December 31, 2010, the Company recorded interest expense and related accrued interest payable of $14,181 (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expires on February 28, 2011 (See Note 9).

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009. On August 26, 2010, the Company entered into an addendum to the employment agreement where the monthly fee to the consultant was increased to $10,000 per month starting on September 1, 2010.  On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past In addition, On August 26, 2010 the Company issued 4,500,000 bonus shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services and 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 6(C) ).

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of December 31, 2010 $200,000 was recorded as a consulting expense (See Note6(C).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 6(C)).

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value.  The agreement will remain in effect until January 29, 2011(See Note 6(E)).

NOTE 8     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At December 31, 2010, the Company recorded interest expense and related accrued interest payable of $776.   As of December 31, 2010, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of December 31, 2010, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At December 31, 2010, the Company recorded interest expense and related accrued interest payable of $14,181 (See Note 7(C).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

As of December 31, 2010, the Company owes $250,000 in accrued salary to principal stockholder.    On September, 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011.  Such preferred shares shall not be entitled to dividends or distributions, but will have super voting rights equal to one hundred common shares per preferred share.  As of December 31, 2010, no accrued salary has been converted to Class “A” Common Stock (See Note 6(A)).

NOTE 9     SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2011, the date which the financial statements were available to be issued.

On March 22, 2011 the Company issued 2,083,333 shares of common stock for $100,000 ($0.048/share).

On April 8, 2011 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company has to issue within 10 days following the effective date $70,000 worth of stock and pay a license fee of $30,000.  The Company has a five year right to exercise the option for a commercial medical license or the commercial textile license.  The fee for the first license is a $289,000 and shares equivalent in value to $675,000.  The fee for a second commercial license is $75,000 and shares equivalent in value to $175,000.  All payments are non-refundable.

On April 1, 2011 the Company issued 1,000,000 shares with a fair value of $70,000 ($0.07/share) to a consultant for research and development services.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

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

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until January 2012, when we hope to commercialize a recombinant fiber (and, therefore, may have sufficient cash flow for hiring personnel to handle our accounting and reporting functions).

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of April 12, 2011 is as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	49	President, Chief Executive Officer, Director	April 25, 2006

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

KIM THOMPSON

Mr. Thompson was a founder of the California law firm of Ching & Thompson which was founded in 1997 where he specialized in commercial litigation.  He has been a partner in the Illinois law firm of McJessy, Ching & Thompson since 2004 where he also specializes in commercial litigation.   Mr. Thompson received his bachelor’s degree in applied economics from James Madison College, Michigan State University, and his Juris Doctorate from the University of Michigan. He is the named inventor or co-inventor on a number of provisional patent applications including inventions relating to biotechnology and mechanics.  Mr. Thompson is the inventor of the technology concept that lead to the forming of the Company.  We believe that Mr. Thompson is well suited to serve as our director because of his knowledge of biotechnology, legal expertise and background in economics.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.  Mr. Thompson is employed as the CEO of the company pursuant to a five year employment contract.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2010, and 2009 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson	2010	$233,558	0	0	$0	0	$0	$12,623	(2)	$246,181
President, CEO, CFO and Director	2009	$220,338	0	0	$0	0	$0	$12,490	(1)	$232,828

1)	In 2009, Kim Thompson received $11,550 in medical and dental insurance and $940 for automobile expenses pursuant to an employment agreement entered into with us.
2)	In 2010, Kim Thompson received $11,500 in medical and dental insurance and $1,123 for automobile expenses pursuant to an employment agreement entered into with us.

Employment Agreements

On November 10, 2010 the Company entered into a five-year employment agreement with the Company’s Chairman and Chief Executive Officer effective as of January 1, 2011. The agreement renews annually so that at all times, the term of the agreement is five years.  Pursuant to this agreement, the Company will pay an annual base salary of $210,000 for the period January 1, 2011 through December 31, 2011.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. The agreement also calls for the retention of the executive as a consultant following the termination of employment with compensation during such consultancy based upon the Company reaching certain milestones:

a.              Upon the expiration or termination of this agreement for any reason, or by either party, Company agrees that it will employ Executive as a consultant for a period of four (4) years and at a rate of $4,500 per month.

b.              In the event that Company achieves gross sales of five million dollars ($5,000,000) or more, or one million dollars ($1,000,000) or more in net income, in any year during the term of this agreement, or upon the Company’s achieving an average market capitalization over a 240 consecutive  calendar day period, in excess of $70,000,000 during the term of this agreement, then the consulting period will be for five (5) years and the consulting rate will be increased to $5,500 per month.

c.              In the event that Company achieves gross sales of ten million dollars ($10,000,000) or more, or two million dollars ($2,000,000) or more in net income, in any year during the term of this agreement, or upon the Company’s achieving an average market capitalization over a 240 consecutive calendar day period, in excess of $90,000,000 during the term of this agreement, then the consulting period will be for six (6) years and the consulting rate will be increased to $7,500 per month.

The November 10, 2010 employment agreement replaced the prior agreement dated April 26, 2006.  On April 26, 2006, the Company entered into its first a five-year employment agreement with the Company’s Chairman and Chief Executive Officer. The agreement renewed annually so that at all times, the term of the agreement was five years.  Pursuant to this agreement, the Company agreed to pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006.  Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent.  The officer will also be entitled to life, disability, health and dental insurance.   In addition, the officer received five year warrants to purchase 700,000 shares of common stock at an exercise price of $0.21 per share, eight year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.33 per share, and nine year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share.  The warrants fully vested on the date of grant.  The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones.  The Chief executive subsequently waved all warrants and milestone based compensation to which he would have been entitled under the April 26, 2006 agreement.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	314,259,983	56.25%

Class A Common Stock	All executive officers and directors as a group (1 Person)	314,259,983	56.25%

(1)The percent of class is based on 558,918,624 shares of our Class A common stock issued and outstanding as of April 12, 2011.

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

As of December 31, 2010, the Company owed $250,000 in accrued salary to principal stockholder.   On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary was forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  The preferred shares shall have super voting r  equal to 100 Common “A” shares per preferred share, but shall not be entitled to dividends or distributions.   At December 31, 2010, the Company recorded interest expense and related accrued interest payable of $52,378_.  In addition, the Company granted the CEO the right to convert any accrued salary into Class “A” Common Stock at the market price on the date of conversion. As of December 31, 2010, no accrued salary has been converted to Class “A” Common Stock and $0 has been recorded as a derivative liability.

Director Independence

Mr. Kim Thompson, our Chief Executive Officer and President, is our sole director.  Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $33,631 and $19,391 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of Webb & Company, P.A., Independent Registered Public Accounting Firm, are included in this report:

●	Report of Webb & Company, P.A., Independent Registered Public Accounting Firm.
●	Balance Sheets at December 31, 2010 and 2009
●	Statements of Operations for the years ended December 31, 2010 and 2009 and for the period from April 25, 2006 (inception) to December 31, 2010
●	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2010 and 2009 and for the period from April 25, 2006 (inception) to December 31, 2010
●	Statements of Cash Flows for the years ended December 31, 2010 and 2009 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2010
●	Notes to Financial Statements for the years ended December 31, 2010 and 2009 and for the period from April 25, 2006 (inception) to December 31, 2010

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

Dated: April 15, 2011

Kraig Biocraft Laboratories, Inc.

By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer and Sole Director	April 15, 2011