Form 10-Q
period 2011-03-31
Kraig Biocraft Laboratories, Inc
filed 2011-05-16
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 558,918,624 shares of the registrant’s common stock, no par value, outstanding as of May 13, 2010.

TABLE OF CONTENTS

Page
PART I Financial Information

Item 1. Financial Statements.	1

Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 4T. Controls and Procedures	4

PART II Other Information	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 5. Other Information	5

Item 6. Exhibits.	5

Signatures	6

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS
PAGE
CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010	F-1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED) AND FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)	F-2

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)	F-3

CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)	F-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	F-5

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$86,295	$92,240
Prepaid Expenses	—	—
Total Current Assets	86,295	92,240

Property and Equipment, net	24,968	26,287

Total Assets	$111,263	$118,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$230,869	$238,929
Current portion of loan payable	3,556	3,556
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	431,726	410,955
Total Current Liabilities	733,151	720,440

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	11,114	12,272

Total Liabilities	749,265	737,712

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized, none issued and outstanding	—	—
Common stock Class A, no par value; unlimited shares authorized, 557,072,824 and 553,518,903 shares issued and outstanding, respectively	1,330,632	1,130,632
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	(200,000)	(200,000)
Additional paid-in capital	3,448,115	3,448,115
Deferred Compensation	108,333	82,333
Deficit accumulated during the development stage	(2,027,705)	(1,782,888)
	.
Total Stockholders' Deficit	2,659,375	2,678,192

Total Liabilities and Stockholders' Deficit	$3,408,640	$3,415,904

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Period from April 25, 2006
	March 31, 2011	March 31, 2010	(Inception) to March 31, 2011
Revenue	$—	$—	$—

Operating Expenses
General and Administrative	96,383	18,143	869,650
Public Relations	—	100,000	219,890
Amrotization of Debt Discount	—	—	120,000
Professional Fees	17,879	4,977	254,384
Officer's Salary	52,500	58,390	1,178,894
Contract Settlement	—	—	107,143
Research and Development	91,843	8,242	677,961
Total Operating Expenses	258,605	189,752	3,427,922

Loss from Operations	(258,605)	(189,752)	(3,427,922)

Other Income/(Expenses)
Other income	—	—	2,781
Amortization of Debt Discount	—	(91,121)
Change in fair value of embedded derivative liability	—	2,473	(2,790,185)
Change in fair value of embedded derivative liability-related party	—	207,108	119,485
Interest expense	13,788	(12,161)	(88,418)
Total Other Income/(Expenses)	13,788	106,299	(2,756,337)

Net (Income) Loss before Provision for Income Taxes	(244,817)	(83,453)	(6,184,259)

Provision for Income Taxes	—	—	—

Net Income (Loss)	$(244,817)	$(83,453)	$(6,184,259)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	554,803,602	517,071,117

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to March 31, 2011
(Unaudited)

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock -Class B		To be issued			Deffered	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
	-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075	-	-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)
Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)
Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412	499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795	2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the three months ended March 31, 2011	-	-	-	-	-	-	-	-	-	-	(244,817)	(244,817)

Balance, March 31, 2011	-	$-	557,072,824	$2,034,082	-	-	1,122,311	$22,000	$3,490,175	$-	$(6,184,259)	$(638,002)

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net Loss	$(244,817)	$(83,453)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,319	—
Stock issuable for services	—	—
Change in Fair Value of Derivative Liability	—	(209,581)
Stock issued for services	—	5,000
Amortization of debt discount	—	91,121
Warrants issued to employees	—	—
Warrants issued to consultants	—	—
Deferred compensation realized	26,000	95,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	—	2,520
(Increase)Decrease in other receivables	—	—
Increase in accrued expenses and other payables - related party	18,994	73,421
(Decrease) Increase in royalty agreement payable - related party	—	(10,000)
Increase in accounts payable	(6,285)	8,032
Net Cash Used In Operating Activities	(204,789)	(27,940)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	—	—
Net Cash Used In Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	—	6,990
Repayments of Notes Payable - Stockholder	—	—
Proceeds from issuance of convertible note	—	—
Loan payable	(1,158)	—
Proceeds from issuance of common stock	200,000	—
Net Cash Provided by Financing Activities	198,842	6,990

Net Increase (Decrease) in Cash	(5,947)	(20,950)

Cash at Beginning of Period	92,242	24,570

Cash at End of Period	$86,295	$3,620

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$—	$100,000
Beneficial conversion feature on convertible notes and related debt discount	$—	$—

See accompanying notes to condensed unaudited financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2011 and 2010, 20,000,000 and 0 warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

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
AS OF MARCH 31, 200
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

 (K) Reclassification

The 2010 financial statements have been reclassified to conform to the 2011 presentation.

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

There were no impairment losses recorded during three months ended March 31, 2011 and 2010.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
(UNAUDITED)

NOTE 2             GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $645,698 and stockholders’ deficiency of $638,002 and used $1,050,162 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3             EQUIPMENT

At March 31, 2011 and December 31, 2010 equipment is as follows:

	As of March 31, 2011	As of December 31, 2010

Automobile	$25,828	$25,828
Office Equipment	911	911
Less Accumulated Depreciation	(1,771)	(453)

Total Property and Equipment	$24,968	$26,287

Depreciation and amortization expense for three months ended March 31, 2011 and 2010 was $1,319, and $0 respectively.

NOTE 4	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

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
AS OF MARCH 31, 200
(UNAUDITED)

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

At March 31, 2010 the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

NOTE 5	LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%, and is secured by an automobile.

Scheduled maturities of long-term obligations

Period ending March 31:
2012	$3,556
2013	3,811
2014	4,084
2015	3,219

$14,670

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
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
AS OF MARCH 31, 200
(UNAUDITED)

On July 21, 2010, the Company issued 1,875,000 shares of common stock for $15,000 ($0.008/share).

On September 10, 2010, the Company issued 1,351,351 shares of common stock for $20,000 ($0.0148/share).

On September 22, 2010, the Company issued 1,286,765 shares of common stock for $35,000 ($0.0272/share).

On October 15, 2010, the Company issued 1,179,245 shares of common stock for $100,000 ($0.084/share).

On December 7, 2010, the Company issued 1,157,407 shares of common stock for $75,000 ($0.065/share).

On January 25, 2011 the Company issued 1,470,588 shares of common stock for $100,000 ($0.068/share).

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

(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of March 31, 2011 the value of the stock was $.07per share.  The Company does not have the obligation to repurchase the shares.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
(UNAUDITED)

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 7(C )).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
(UNAUDITED)

The following table summarizes information about warrants for the Company as of March 31, 2011 and 2010.

2011 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.00	20,000,000	0.33	0.00	20,000,000	0.00

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.02	6,000,000	1.75	$0.02	6,000,000	$0.02

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

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.

On November 10, 2010, the Company entered into an addendum to the  employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2009 the Company had accrued $14,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of March 31, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of March 31, 2011,  $7,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of March 31, 2011 the outstanding balance is $67,000. At March 31, 2011, the Company recorded interest expense and related accrued interest payable of $14,684 (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
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

(D) Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of March 31, 2011 $200,000 was recorded as a consulting expense (See Note6(C)).

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

NOTE 8             RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At March 31, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of March 31, 2011, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of June 30, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of March 31, 2011, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At March 31, 2011 the Company recorded interest expense and related accrued interest payable of $14,684 (See Note 7(C).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 200
(UNAUDITED)

As of March 31, 2011, the Company owes $282,043 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  As of March 31, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the  employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9             SUBSEQUENT EVENTS

Management has evaluated subsequent events through May, 2011, the date which the financial statements were available to be issued.

On April 8, 2011 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company has to issue within 10 days following the effective date $70,000 worth of stock and pay a license fee of $30,000.  The Company has a five year right to exercise the option for a commercial medical license or th commercial textile license.  The fee for the first license is a $289,000 and shares equivalent in value to $675,000.  The fee for a second commercial license is $75,000 and shares equivalent in value to $175,000.  All payments are non-refundable. On April 18, 2011, the Company issued 1,029,412 shares of stock with a fair value of $70,000 based on the average trading price over a 30 day period.

On April 1, 2011 the Company issued 1,000,000 shares with a fair value of $70,000 ($0.07/share) to a consultant for research and development services.

On April 25, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.070/share).

On May 11, 2011, the Company issued 19,767,985 shares in connection with the cashless exercise of the 20,000,000 warrants.

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

Results of Operations

Three Months ended March 31, 2011 and 2010.

Revenue for the three months ended March 31, 2011 was $0. This compares to $0 in revenue for the for the three month period which ended March 31, 2010.  The Company has recently announced the development of new recombinant silk products.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three months ended March 31, 2011 were $258,605. This compares to $189,752 in expenses during the three month period which ended March 31, 2010. The primary reason for the increase was reimbursement nature of our research and development agreement with Notre Dame. Management anticipates that public relations expense will increase over the next twelve months. Research and development expenses for the three months ended March 31, 2011 were $91,843. This compares to $8,242 spent on research and development during the three months ended March 31, 2010. The increase in research and development spending was the result of the reimbursement nature of our recently expired research agreement with the University of Notre Dame, and Management anticipates that these costs will rise over the next twelve months. In addition, we had the following expenses during the three month period which ended March 31, 2011: general and administrative $96,383, professional fees $17,879, officer’s salary $52,500 and public relations $0. This compares to the same expenses during the three month period which ended March 31, 2010: general and administrative $18,143, professional fees $4,977, officer’s salary $58,390 and public relations $0.

Capital Resources and Liquidity

As of March 31, 2011 we had $86,295 in cash compared to $3,620 as of March 31, 2010.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2011 the Company issued 1,470,588 shares of common stock for $100,000 ($0.068/share).

On March 22, 2011 the Company issued 2,083,333 shares of common stock for $100,000 ($0.048/share).

On April 1, 2011 the Company issued 1,000,000 shares with a fair value of $70,000 ($0.07/share) to a consultant for research and development services.

On April 18, 2011, the Company issued 1,029,412 shares of stock with a fair value of $70,000 to a consultant for research and development services.

On April 25, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.070/share).

On May 11, 2011, the Company issued 19,767,985 shares in connection with the cashless exercise of the 20,000,000 warrants.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 16, 2011	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer and Chief Financial Officer