Form 10-Q/A
period 2011-03-31
Kraig Biocraft Laboratories, Inc
filed 2011-08-02
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2011, as filed with the Securities and Exchange Commission (the “Commission”) on May 16, 2011 (the “Original Report”), to correct technical errors in the “Liability and Stockholders Deficit” part of the balance sheet and to add a column in the statement of operations for the period from April 25, 2006 (inception) to March 31, 2011. The foregoing technical errors and omission were due to the shortcomings of the electronic conversion process involving conversion of the respective financial statements in Excel format to the EDGAR filing format.

In addition, we are filing updated certifications pursuant to the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

TABLE OF CONTENTS

Page
PART I Financial Information

Item 1. Financial Statements.	F-1

Condensed Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-2

Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2011 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4T. Controls and Procedures	3

PART II Other Information	4

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 5. Other Information	4

Item 6. Exhibits.	4

Signatures	5

Exhibits/Certifications

PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$86,295	$92,240
Prepaid Expenses	—	—
Total Current Assets	86,295	92,240

Property and Equipment, net	24,968	26,287

Total Assets	$111,263	$118,527

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$230,869	$238,929
Current portion of loan payable	3,556	0
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	431,726	410,955
Total Current Liabilities	733,151	720,440

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	11,114	15,828

Total Liabilities	749,265	737,712

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized, none issued and outstanding	—	—
Common stock Class A, no par value; unlimited shares authorized, 557,072,824 and 553,518,903 shares issued and outstanding, respectively	2,034,082	1,834,082
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	—	—
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	3,490,175	3,490,175
Deferred Compensation	—	(26,000)
Deficit accumulated during the development stage	(6,184,259)	(1,782,888)

Total Stockholders' Deficit	(638,002)	(619,185)

Total Liabilities and Stockholders' Deficit	$111,263	$118,527

See accompanying notes to condensed unaudited financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006
	March 31, 2011	March 31, 2010	(Inception) to March 31, 2011
Revenue	$—	$—	$—

Operating Expenses
General and Administrative	96,383	18,143	869,650
Public Relations	—	100,000	219,890
Amortization of Debt Discount	—	—	120,000
Professional Fees	17,879	4,977	254,384
Officer's Salary	52,500	58,390	1,178,894
Contract Settlement	—	—	107,143
Research and Development	91,843	8,242	677,961
Total Operating Expenses	258,605	189,752	3,427,922

Loss from Operations	(258,605)	(189,752)	(3,427,922)

Other Income/(Expenses)
Other income	—	—	2,781
Amortization of Debt Discount	—	(91,121)
Change in fair value of embedded derivative liability	—	2,473	(2,790,185)
Change in fair value of embedded derivative liability-related party	—	207,108	119,485
Interest expense	13,788	(12,161)	(88,418)
Total Other Income/(Expenses)	13,788	106,299	(2,756,337)

Net (Income) Loss before Provision for Income Taxes	(244,817)	(83,453)	(6,184,259)

Provision for Income Taxes	—	—	—

Net Income (Loss)	$(244,817)	$(83,453)	$(6,184,259)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	554,803,602	517,071,117

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

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,		For the Period from April 25, 2006 (Inception) to
	2011	2010	March 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(244,817)	$(83,453)	(6,184,259)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,319	—	1,772
Stock issuable for services	—	—	22,000
Change in Fair Value of Derivative Liability	—	(209,581)	2,790,703
Stock issued for services	—	5,000	596,180
Amortization of debt discount	—	91,121	—
Warrants issued to employees	—	—	126,435
Warrants issued to consultants	—	—	168,000
Deferred compensation realized	26,000	95,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	—	2,520	—
(Increase)Decrease in other receivables	—	—	—
Increase in accrued expenses and other payables - related party	18,994	73,421	864,138
(Decrease) Increase in royalty agreement payable - related party	—	(10,000)	67,000
Increase in accounts payable	(6,285)	8,032	297,869
Net Cash Used In Operating Activities	(204,789)	(27,940)	(1,050,162)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	—	—	(26,740)
Net Cash Used In Investing Activities	—	—	(26,740)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	—	6,990	10,000
Repayments of Notes Payable - Stockholder	—	—	(10,000)
Proceeds from issuance of convertible note	—	—	120,000
Loan payable	(1,158)	—	14,670
Proceeds from issuance of common stock	200,000	—	1,028,527
Net Cash Provided by Financing Activities	198,842	6,990	1,163,197

Net Increase (Decrease) in Cash	(5,947)	(20,950)	86,295

Cash at Beginning of Period	92,242	24,570	—

Cash at End of Period	$86,295	$3,620	86,295

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	—
Cash paid for taxes	$—	$—	—

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with convertible note payable	$—	$100,000	115,000
Beneficial conversion feature on convertible notes and related debt discount	$—	$—	120,000

See accompanying notes to condensed unaudited financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2011 and 2010, 20,000,000 and 6,000,000 warrants, and 0 and 233,737,728 shares issuable upon conversion of notes payable were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

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
AS OF MARCH 31, 2011
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

(J) Reclassification

The 2010 financial statements have been reclassified to conform to the 2011 presentation.

(K) Equipment

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 2            GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $646,856 and stockholders’ deficiency of $638,002 and used $1,050,162 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 3            EQUIPMENT

At March 31, 2011 and December 31, 2010 equipment is as follows:

	As of March 31, 2011 (Unaudited)	As of December 31, 2010

Automobile	$25,828	$25,828
Office Equipment	912	912
Less Accumulated Depreciation	(1,772)	(453)

Total Property and Equipment	$24,968	$26,287

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

Table 1	Black Scholes Inputs for the Convertible Debt and Derivative Financial Instruments
Warrants
As of December 31 , 2010
Expected Volatility	207.78%
Expected Term	0.24 years
Expected Dividends	0%
Risk Free Interest Rate	0.26%

As of December 31, , 2010
Embedded Conversion Options
Volatility	207.78%
Expected Term	0.24 years
Expected Dividends	0%
Risk Free Interest Rate	0.26%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

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

The following table summarizes convertible note payable outstanding as of  March 31, 2011:

Conventional Debt
Conventional debt	$120,000
Less: debt conversion	$115,000
Less: debt discount	$0
Conventional debt, net of debt discount	$5,000

At March 31, 2011 and 2010 the Company recorded interest expense and related accrued interest payable of $0 and $2,466.  The Company also recorded $0 and $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

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
AS OF MARCH 31, 2011
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
AS OF MARCH 31, 2011
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

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  During 2010, $200,000 was recorded as an (See Note 7(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  During 2010, $5,000 was recognized as compensation expense(See Note 7).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

The following table summarizes information about warrants for the Company as of March 31, 2011 and December 31, 2010.

2011 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$0.00	20,000,000	0.33	0.00	20,000,000	0.00

2010 Warrants Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.00	20,000,000	1.83	$0.00	20,000,000	$0.00

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

(A)Employment Agreement

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

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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
AS OF MARCH 31, 2011
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
AS OF MARCH 31, 2011
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

Operating expenses for the three months ended March 31, 2011 were $258,605. This compares to $189,752 in expenses during the three month period which ended March 31, 2010. The primary reason for the increase was reimbursement nature of our research and development agreement with Notre Dame. Management anticipates that public relations expense will increase over the next twelve months. Research and development expenses for the three months ended March 31, 2011 were $91,843. This compares to $8,242 spent on research and development during the three months ended March 31, 2010. The increase in research and development spending was the result of the reimbursement nature of our recently expired research agreement with the University of Notre Dame, and Management anticipates that these costs will rise over the next twelve months. In addition, we had the following expenses during the three month period which ended March 31, 2011: general and administrative $96,383, professional fees $17,879, officer’s salary $52,500 and public relations $0. This compares to the same expenses during the three month period which ended March 31, 2010: general and administrative $18,143, professional fees $4,977, officer’s salary $58,390 and public relations $100,000.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 2, 2011	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer and Chief Financial Officer