Form 10-Q
period 2011-06-30
Kraig Biocraft Laboratories, Inc
filed 2011-08-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☑

There were 580,290,676 shares of the registrant’s common stock, no par value, outstanding as of August 12, 2011.

TABLE OF CONTENTS

		Page
PART I Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

	Condensed Statements of Operations for the six months ended June 30, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2011 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to June 30, 2011 (Unaudited)	F-3 - F-5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2011 (Unaudited)	F-6

	Notes to Condensed Financial Statements (Unaudited)	F-7 - F-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 4T.	Controls and Procedures	7

PART II Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 5.	Other Information

Item 6.	Exhibits.	8

	Signatures	9

	Exhibits/Certifications

PART I-    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2011(UNAUDITED) AND DECEMBER 31, 2010 (RESTATED).

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2011.

PAGES	F-3 - F-5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2011.

PAGE	F-6	CONDENSED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2011.

PAGES	F-7 - F-21	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash	$98,496	$92,240
Prepaid Expenses	-	-
Total Current Assets	98,496	92,240

Property and Equipment, net	23,635	26,287

Total Assets	$122,131	$118,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$297,408	$238,929
Current portion of loan payable	3,681	3,556
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	472,780	410,955
Total Current Liabilities	840,869	720,440

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	10,116	12,272

Total Liabilities	855,985	737,712

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
580,290,676 and 553,518,903 shares issued and outstanding, respectively	4,843,920	1,834,082
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	3,490,175
Deferred Compensation	-	(26,000)
Deficit accumulated during the development stage	(6,520,111)	(5,939,442)
	.
Total Stockholders' Deficit	(733,854)	(619,185)

Total Liabilities and Stockholders' Deficit	$122,131	$118,527

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	141,514	30,335	224,249	48,478	997,516
Public Relations	-	3,948	-	103,948	219,890
Amortization of Debt Discount	-	1,479	-	92,600	120,000
Professional Fees	2,949	20,309	20,828	25,286	257,333
Officer's Salary	52,500	58,390	105,000	116,779	1,231,394
Contract Settlement	-	-	-	-	107,143
Research and Development	140,850	15,875	232,693	24,117	818,811
Total Operating Expenses	337,813	130,336	582,770	411,208	3,752,087

Loss from Operations	(337,813)	(130,336)	(582,770)	(411,208)	(3,752,087)

Other Income/(Expenses)
Other income	2,101	-	2,101	-	4,882
Change in fair value of embedded derivative liability	-	5,504	-	7,977	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	(43,454)	-	163,654	119,485
Interest expense	-	(12,783)	-	(24,944)	(102,206)
Total Other Income/(Expenses)	2,101	(50,733)	2,101	146,687	(2,768,024)

Net (Income) Loss before Provision for Income Taxes	(335,712)	(181,069)	(580,669)	(264,521)	(6,520,111)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(335,712)	$(181,069)	$(580,669)	$(264,521)	$(6,520,111)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	570,826,206	518,689,550	562,903,918	507,326,749

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to June 30, 2011
(Unaudited)

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued				Deficit Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deffered Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the six months ended June 30, 2011	-	-	-	-	-	-	-	-	-	-	(580,669)	(580,669)

Balance, June 30, 2011	-	$-	580,290,676	$4,843,920	-	-	1,122,311	$22,000	$920,337	$-	$(6,520,111)	$(733,854)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006
			(Inception) to
	2011	2010	June 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(580,669)	$(264,521)	$(6,520,111)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,652	21	3,105
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	(171,632)	2,790,703
Stock issued for services	70,000	5,000	666,180
Amortization of debt discount	-	92,600	-
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	26,000	103,334	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	-	3,124	-
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	61,825	159,060	908,748
(Decrease) Increase in royalty agreement payable - related party	-	(10,000)	67,000
Increase in accounts payable	58,479	38,086	360,852
Net Cash Used In Operating Activities	(361,713)	(44,928)	(1,207,088)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(911)	(26,740)
Net Cash Used In Investing Activities	-	(911)	(26,740)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	6,990	10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(2,031)	-	13,797
Proceeds from issuance of common stock	370,000	22,042	1,198,527
Net Cash Provided by Financing Activities	367,969	29,032	1,332,324

Net Increase (Decrease) in Cash	6,256	(16,807)	98,496

Cash at Beginning of Period	92,240	24,570	-

Cash at End of Period	$98,496	$7,763	$98,496

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$2,569,838	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$115,000	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$120,000	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 200
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2011 and 2010, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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
AS OF JUNE 30, 2011
(UNAUDITED)

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not believe the adoption of ASU 2011-04 will have a material impact on its financial statements.

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

There were no impairment losses recorded during the three and six months ended June 30, 2011 and 2010.

NOTE 2     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $742,373 and stockholders’ deficiency of $733,854 and used $1,207,088 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 3     EQUIPMENT

At June 30, 2011 and December 31, 2010 equipment is as follows:

	As of June 30, 2011	As of December 31, 2010

Automobile	$25,828	$25,828
Office Equipment	911	911
Less Accumulated Depreciation	(3,107)	(453)

Total Property and Equipment	$23,635	$26,287

Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was $2,652, and $21 respectively.

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

The $120,000 convertible debt instrument was determined to have a separate derivative liability instrument requiring bifurcation and the computation of fair value. The conversion price per share equals to the lower of the conversion price and the average closing bid price of the common stock during the 20 trading days prior to and including the date on which the conversion notice is delivered to the holder, however, the mandatory Conversion price shall not be less than $0.005. The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

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

At December 31, 2010, pursuant to the agreement, all outstanding principal and accrued interest on the convertible debt was due, and the conversion rights of the holder terminated.  Accordingly, at December 31, 2010, the Company determined that no derivative liability existed in connection to the outstanding remaining debt of $5,000 at December 31, 2010.

 In addition, on October 4, 2010, the Company issued 5,177,801 shares in connection with the cashless exercise of the 6,000,000 warrants.

At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $2,466.  The Company also recorded $92,600 for the amortization of debt discount in interest expense on the statement of operations.  The debt discount is being amortized over the life of the convertible debt.

NOTE 5     LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.

Scheduled maturities of long-term obligations

Period ending June 30:
2012	$3,681
2013	3,945
2014	4,228
2015	1,943

$13,797

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
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
AS OF JUNE 30, 2011
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

On April 22, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.07/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)
(C) Common Stock Issued for Services

On May 8, 2006, the Company entered into a license agreement for research and development. Pursuant to the terms of the agreement, the Company issued 17,500,000 shares of common stock upon execution of the agreement. The Company also received a five-year call option from the license holder to repurchase 7,000,000 common shares at an exercise price of $150,000 or $.02 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock.  The call option expires May 4, 2011. As of June 30, 2011 the value of the stock was $.07 per share.  The Company does not have the obligation to repurchase the shares.

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

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of March 31, 2010 $200,000 was recorded (See Note 7(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of March 31, 2010, $5,000 was recognized as deferred compensation (See Note 7).

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
AS OF JUNE 30, 2011
(UNAUDITED)

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

On April 18, 2011, the Company issued 1,029,412 shares of stock with a fair value of $70,000 based on the average trading price over a 30 day period for a research and development consulting agreement.

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 11,666,500 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

(E) Common Stock Warrants

During 2006, the Company issued 6,000,000 warrants to an officer under his employment agreement.   The Company recognized an expense of $126,435 for the period from inception to December 31, 2006.  The Company recorded the fair value of the warrants  based on the fair value of each warrant grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006, dividend yield of zero, expected volatility of 183%; risk-free interest rates of 4.98%, expected life of one year. The warrants vested immediately.   The options expire between 5 and 9 years from the date of issuance and have an exercise price of between $.21 and $.40 per share. During November 2006, the Company and the officer entered into an amendment to the employment agreement whereby all the warrants were retired.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

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

NOTE7      COMMITMENTS AND CONTINGENCIES

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
AS OF JUNE 30, 2011
(UNAUDITED)

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of June 30, 2011, $6,000 was accrued for unpaid services provided during the year.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of June 30, 2011 the outstanding balance is $67,000. At June 30, 2011, the Company recorded interest expense and related accrued interest payable of $12,829 (See Note 8).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of June 30, 2011 $200,000 was recorded as a consulting expense (See Note6(C)).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 8     RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principle was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of June 30, 2011, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $12,829 (See Note 7(C).

As of June 30, 2011, the Company owes $325,968 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 9     SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 11,  2011, the date which the financial statements were available to be issued.

In July 2011, the Company entered into an equity line of credit agreement with an investor group for working capital needs, whereby the investor group committed to purchase up to $1,500,000 of the Company’s common stock.  The term of the agreement ends on the earlier of the drawing down of the entire commitment amount or 2 years.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter over the next 12 months on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is important to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Results of Operations

Three and Six Months ended June 30, 2011 and 2010.

Revenue for the three and six months ended June 30, 2011 was $0. This compares to $0 in revenue for the three and six month periods which ended June 30, 2010.  The Company has recently announced the development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three and six months ended June 30, 2011 were $337,813 and $582,770, respectively. This compares to $130,336 and $411,208 in expenses during the three and six month periods, respectively, which ended June 30, 2010. The primary reason for the increase was an increase in research and development spending. Management anticipates that public relations expense will increase over the next twelve months. Research and development expenses for the three and six months ended June 30, 2011 were $140,850 and $232,693, respectively. This compares to $15,875 and $24,117 spent on research and development during the three and six months ended June 30, 2010, respectively. The increase in research and development spending was the result of the reimbursement nature of our recently expired research agreement with the University of Notre Dame, and Management anticipates that these costs will rise over the next twelve months. In addition, we had the following expenses during the three and six month periods which ended June 30, 2011: general and administrative $141,514 and $224,249, respectively, professional fees $2,949 and $20,828, respectively, officer’s salary $52,500 and $105,000, respectively and public relations $0 and $0, respectively. This compares to the same expenses during the three and six month periods which ended June 30, 2010: general and administrative $30,335 and $48,478, respectively, professional fees $20,309 and $25,286, respectively, officer’s salary $58,390 and $116,779, respectively and public relations $3,948 and $103,948, respectively.

Capital Resources and Liquidity

As of June 30, 2011 we had $98,496 in cash compared to $7,763 as of June 30, 2010.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not believe the adoption of ASU 2011-04 will have a material impact on its financial statements.

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

On April 18, 2011, the Company issued 1,029,412 shares of stock with a fair value of $70,000 based on the average trading price over a 30 day period for a research and development consulting agreement.

On April 22, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.07/share).

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

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 15, 2011	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer and Chief Financial Officer