Form 10-Q
period 2011-09-30
Kraig Biocraft Laboratories, Inc
filed 2011-11-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 573,023,595 shares of the registrant’s common stock, no par value, outstanding as of November 11, 2011.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

	Condensed Statements of Operations for the nine months ended September 30, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2011 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to September 30, 2011 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2011 (Unaudited)	F-6

	Notes to Condensed Financial Statements (Unaudited)	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	5

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 5.	Other Information

Item 6.	Exhibits.	6

	Signatures	7

	Exhibits/Certifications

PART I-    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$121,296	$92,240
Total Current Assets	121,296	92,240

Property and Equipment, net	22,287	26,287

Total Assets	$143,583	$118,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$488,991	$238,929
Current portion of loan payable	3,767	3,556
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	528,466	410,955
Total Current Liabilities	1,088,224	720,440

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	9,417	12,272

Total Liabilities	1,102,641	737,712

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
581,662,795 and 553,518,903 shares issued and outstanding, respectively	4,943,920	1,834,082
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	3,490,175
Deferred Compensation	-	(26,000)
Deficit accumulated during the development stage	(6,845,315)	(5,939,442)
	.
Total Stockholders' Deficit	(959,058)	(619,185)

Total Liabilities and Stockholders' Deficit	$143,583	$118,527

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30,	September 30,	September 30,	September 30,	(Inception) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	251,646	406,053	708,588	454,533	1,481,855
Public Relations	-	2,780	-	106,728	219,890
Amortization of Debt Discount	-	-	-	92,600	120,000
Professional Fees	21,058	68,227	41,886	93,513	278,391
Officer's Salary	52,500	58,390	157,500	175,169	1,283,894
Contract Settlement	-	-	-	-	107,143
Research and Development	-	51,099	-	75,216	586,118
Total Operating Expenses	325,204	586,549	907,974	997,759	4,077,291

Loss from Operations	(325,204)	(586,549)	(907,974)	(997,759)	(4,077,291)

Other Income/(Expenses)
Other income	-	-	2,101	-	4,882
Change in fair value of embedded derivative liability	-	(756,073)	-	(748,097)	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	(44,170)	-	119,485	119,485
Interest expense	-	(13,876)	-	(38,820)	(102,206)
Total Other Income/(Expenses)	-	(814,119)	2,101	(667,432)	(2,768,024)

Net (Income) Loss before Provision for Income Taxes	(325,204)	(1,400,668)	(905,873)	(1,665,191)	(6,845,315)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(325,204)	$(1,400,668)	$(905,873)	$(1,665,191)	$(6,845,315)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	580,290,676	533,186,501	568,728,815	522,009,574

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to September 30, 2011
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

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to September 30, 2011
(Unaudited)

(Continued)

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

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to September 30, 2011
(Unaudited)

(Continued)

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)			1,372,119	100,000								100,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	-	-	-	-	-	(905,873)	(735,873)

Balance, September 30, 2011	-	$-	581,662,795	$4,943,920	-	-	1,122,311	$22,000	$920,337	$-	$(6,845,315)	$(959,058)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months		For the Period from April 25, 2006
	Ended September 30,		(Inception) to
	2011	2010	September 30, 2011
Cash Flows From Operating Activities:
Net Loss	$(905,873)	$(1,665,191)	$(6,845,315)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,000	67	4,453
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	628,613	2,790,703
Stock issued for services	70,000	414,000	666,180
Amortization of debt discount	-	92,600	-
Warrants issued to employees	-	168,000	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	26,000	(6,666)	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	-	(1,876)	-
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	117,511	225,794	1,027,878
(Decrease) Increase in royalty agreement payable - related party	-	(18,000)	67,000
Increase in accounts payable	250,062	51,174	488,991
Net Cash Used In Operating Activities	(438,300)	(111,485)	(1,283,675)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(911)	(26,740)
Net Cash Used In Investing Activities	-	(911)	(26,740)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-		10,000
Repayments of Notes Payable - Stockholder	-	-	(10,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable payments	(2,644)	-	13,184
Proceeds from issuance of common stock	470,000	99,032	1,298,527
Net Cash Provided by Financing Activities	467,356	99,032	1,431,711

Net Increase (Decrease) in Cash	29,056	(13,364)	121,296

Cash at Beginning of Period	92,240	24,570	-

Cash at End of Period	$121,296	$11,206	$121,296

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$2,569,838	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$115,000	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$120,000	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

(D)       Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2011 and 2010, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

There were no impairment losses recorded during three and nine months ended September 30, 2011 and 2010.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 2          GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $966,928 and stockholders’ deficiency of $959,058 and used $1,283,675 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3          EQUIPMENT

At September 30, 2011 and December 31, 2010 equipment is as follows:

	As of September 30, 2011	As of December 31, 2010

Automobile	$25,828	$25,828
Office Equipment	911	911
Less Accumulated Depreciation	(4,453)	(453)

Total Property and Equipment	$22,287	$26,287

Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was $4,000, and $0 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)
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

Scheduled maturities of long-term obligations

Period ending September 30:
2012	$3,767
2013	4,014
2014	4,302
2015	1,099
$13,184

NOTE 6	STOCKHOLDERS’ DEFICIT

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

On April 18, 2011 the Company issued 1,029,412 shares of common stock for $70,000 ($0.07/share).

On April 22, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.07/share).

On September 22, 2011, the Company issued 1,372,119 shares of common stock for $100,000 ($0.07/share).

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
AS OF SEPTEMBER 30, 2011
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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

On July 29, 2010, the Company issued a warrant for 20,000,000 common shares in connection with a consulting agreement. The warrant was valued at $200,000, the fair value of the services to be provided pursuant to the agreement. The warrant has a term of 2 years.

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of September 30, 2011, $9,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of September 30, 2011 the outstanding balance is $67,000. At September 30, 2011, the Company recorded interest expense and related accrued interest payable of $15,702 (See Note 8).

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expired on February 28, 2011 (See Note 9).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
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

(D)       Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of September 30, 2011 $200,000 was recorded as a consulting expense (See Note6(C)).

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

On September 30, 2011 the Company entered into an addendum to an agreement with a consultant, superseding- previous agreements, to provide research and development for a term of four years. Pursuant to the terms of the agreement, the Company will issue 3,000,000 shares of the Company's common stock and replaces any stock currently owed to the consultant pursuant to consulting fee provisions of prior agreements. Additionally the Company will issue one million shares of the Company's common stock per year as a consulting fee on the annual anniversary of this agreement or at the Company's option, pay an annual consulting fee of $100,000. As of September 30, 2011, the fair value of the Company's shares of common stock was $0.10 per share and the Company owed the consultant $130,000. Accordingly, the Company has recorded an additional liability to the consultant of $170,000 as of September 30, 2011.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 8          RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of September 30, 2011, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  At September 30, 2011 the Company recorded interest expense and related accrued interest payable of $15,702 (See Note 7(C).

As of September 30, 2011, the Company owes $378,468 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 9          SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 11, 2011, the date on which the financial statements were available to be issued.

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. In addition, the Company is in negotiations with the University of Notre Dame for a research and development agreement. Upon successful entering into such an agreement, the Company anticipates it could owe approximately $144,000.

The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness, and $20,000 if the agreement is terminated after 4 years.

On October 28, 2011, the Company issued 1,314,406 shares of common stock for $100,000 ($0.076/share).

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

Results of Operations

Three and Nine Months ended September 30, 2011 and 2010.

Revenue for the three and nine months ended September 30, 2011 was $0. This compares to $0 in revenue for the three and nine month periods which ended September 30, 2010.  The Company has recently announced the development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three and nine months ended September 30, 2011 were $325,204 and $907,974, respectively. This compares to $586,549 and $997,759 in expenses during the three and nine month periods, respectively, which ended September 30, 2010. The primary reason for the decrease was a decrease in research and development spending. Management anticipates that public relations expense will increase over the next twelve months. Research and development expenses for the three and nine months ended September 30, 2011 were $0 and $0, respectively. This compares to $51,099 and $75,216 spent on research and development during the three and nine months ended September 30, 2010, respectively. The decrease in research and development spending was the result of the reimbursement nature of our recently expired research agreement with the University of Notre Dame. In addition, we had the following expenses during the three and nine month periods which ended September 30, 2011: general and administrative $251,646 and $708,588, respectively, professional fees $21,058 and $41,886, respectively, officer’s salary $52,500 and $157,500, respectively and public relations $0 and $0, respectively. This compares to the same expenses during the three and nine month periods which ended September 30, 2010: general and administrative $406,053 and $454,533, respectively, professional fees $68,227 and $93,513, respectively, officer’s salary $58,390 and $175,169, respectively and public relations $2,780 and $106,728, respectively.

Capital Resources and Liquidity

As of September 30, 2011 we had $121,296 in cash compared to $11,206 as of September 30, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II -  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2011, the Company issued 1,372,119 shares of common stock for $100,000 ($0.07/share).

The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 14, 2011	By:	/s/ Kim Thompson
Kim Thompson, Chief Executive Officer and Chief Financial Officer