Form 10-K
period 2011-12-31
Kraig Biocraft Laboratories, Inc
filed 2012-04-12
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 was approximately $29,294,413.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 12, 2012, the registrant had 585,443,711 shares issued and outstanding.

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

These are industrial materials which have become essential products for both industrial and consumer applications.  The market for technical textiles can be defined as consisting of:

●	Medical textiles;

●	Geotextiles;

●	Textiles used in Defense and Military;

●	Safe and Protective Clothing;

●	Filtration Textiles;

●	Textiles used in Transportation;

●	Textiles used in Buildings;

●	Composites with Textile Structure;

●	Functional and Sportive Textiles.

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

We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace.  For example, as noted above, the ability of spider silk to absorb in excess of 100,000 joules of kinetic energy makes it a potentially ideal material for structural blast protection.

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

We have licensed the right to use the patented genetic sequences and genetic engineering technology developed in university laboratories.  The Company has been working collaboratively with university laboratories to develop fibers with the mechanical characteristics of spider silk.  We are applying this proprietary genetic engineering technology to domesticated silkworms, which are already the most efficient commercial producers of silk.

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation.  Our shares are traded on the OTCQB under the ticker symbol: KBLB.PK.  There are 585,443,711 shares of common stock issued and outstanding as of April 12, 2012.  Kim Thompson, our founder and CEO, owns approximately 56.2% of the issued and outstanding shares.

The inventor of our technology concept, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc.  Our protein expression system is, in concept, scalable, cost effective, and capable of producing a wide range of proteins and materials.

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

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007.  That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production.  On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories.  On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame for a term of 20 years.

We also entered into an intellectual property and sponsored research agreement with the University of Wyoming in 2006.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.

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

License Agreement with Notre Dame University

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

The Agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the Agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the Agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness, and $20,000 if the Agreement is terminated after 4 years.

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

We anticipate paying all accrued fees to the University within the next ninety days. If we fail to make such payment the University of Wyoming would terminate our license agreement.  We anticipate that such a termination would result in a loss of three to nine months of research time and result in increased research and development costs in the range of $20,000 to $120,000.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins.  The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2011 and 2010, we have spent approximately 7,200 and 5,400 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

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

	Low Price	High Price
Fourth Quarter 2011	$0.073	$0.112
Third Quarter 2010	$0.082	$0.14
Second Quarter 2010	$0.0651	$0.208
First Quarter 2010	$0.065	$0.097
Fourth Quarter 2010	$0.06	$0.164
Third Quarter 2010	$0.01	$0.238
Second Quarter 2010	$0.01	$0.015
First Quarter 2010	$0.01	$0.014

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

Sale of Unregistered Securities

On October 28, 2011, the Company issued 2,200,000 shares of stock with a fair value of $242,000 ($0.11/share) to obtain the use of a license from the University of Notre Dame.

On November 9, 2011, the Company issued 1,314,406 shares of common stock for $100,000 ($0.08/share).

On December 16, 2011, the Company issued 1,543,210 shares of common stock for $100,000 ($0.06/share).

On January 20, 2012, the Company issued 1,562,500 shares of common stock for $100,000 ($0.06/share).

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

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

On April 8, 2011, the Company entered into a licensing agreement with Sigma-Aldrich.  That agreement enables the Company to use Sigma-Aldrich’s proprietary zinc finger technology for the development of new recombinant silk fibers   The agreement also contains an option which Kraig can exercise for the commercialization rights on products it develops with this technology. Management believes that this technology will greatly accelerate the Company’s development of new products and significantly streamline the research and development process. Management also believes that the precise gene targeting and high efficiency of this zinc finger technology will allow the Company to build on the research success it announced in September 2010 by enabling the Company to concomitantly target the insertion of spider silk genes into the silkworm genome while removing endogenous silkworm silk genes. The Company expects that the resulting transgenic silkworm will be capable of spinning pure spider silk at commercially viable production levels.

On June 28, 2011, the Company entered into a letter agreement for an equity line of credit (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”). Under the Letter Agreement, during the period ending on August 12, 2013 we may put to Calm Seas up to an aggregate of $1,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest closing “bid” price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may only put shares at the beginning of each calendar month, unless Calm Seas accepts an additional put (as described below).  The dollar value that we will be permitted to put each month pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas.

On the seventh business day after we deliver our put notice to it, Calm Seas will purchase the number of shares set forth in the put notice at the dollar value set forth in the put notice by delivering such amount to us by wire transfer.

Notwithstanding the $100,000 ceiling for each monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of a monthly put or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter through March 2013 on collaborative research and development of high strength polymers at the University of Notre Dame.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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
»
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2012.

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

Results of Operations for the Years ended December 31, 2011 and 2010.

Revenue for the twelve months ended December 31, 2011 was $0.  This compares to $0 in revenue for the for the twelve month period which ended December 31, 2010.  In the fourth quarter of 2010 the Company announced the laboratory development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the twelve months ended December 31, 2011 were $1,297,410.  This compares to $1,286,432 in expenses during the twelve month period which ended December 31, 2010.  Research and development expenses for the twelve months ended December 31, 2011 were $250,598.  This compares to $141,310 spent on research and development during the twelve months ended December 31, 2010.  The increase in research and development spending was the result of the reimbursement nature of our collaborative research agreement with the University of Notre Dame.  In addition, we had the following expenses during the twelve month period which ended December 31, 2011: general and administrative $786,909, professional fees $49,903, officer’s salary $210,000 and public relations $0.  This compares to the same expenses during the twelve month period which ended December 31, 2009: general and administrative $591,020, professional fees $112,501, officer’s salary $233,558 and public relations $115,443.

Capital Resources and Liquidity

As of December 31, 2011 we had $195,409 in cash compared to $92,240 as of December 31, 2010

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kraig Biocraft Laboratories, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Kraig Biocraft Laboratories, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of income, cash flows and stockholders' equity for the years ended December 31, 2011 and 2010 and for the period from April 25, 2006 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

PS STEPHENSON & CO, P.C.

Wharton, Texas
March 30, 2012

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash	$195,409	$92,240
Loan receivable	6,000	-
Total Current Assets	201,409	92,240

Property and Equipment, net	22,091	26,287

Total Assets	$223,500	$118,527

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$481,517	$238,929
Current portion of loan payable	3,811	3,556
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	564,211	410,955
Total Current Liabilities	1,116,539	720,440

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	8,456	12,272

Total Liabilities	1,129,995	737,712

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
586,720,411 and 553,518,903 shares issued and outstanding, respectively	5,385,920	1,834,082
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	3,490,175
Deferred Compensation	-	(26,000)
Deficit accumulated during the development stage	(7,234,752)	(5,939,442)
	.
Total Stockholders' Deficit	(906,495)	(619,185)

Total Liabilities and Stockholders' Deficit	$223,500	$118,527

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	786,909	591,020	1,560,176
Public Relations	-	115,443	219,890
Amortization of Debt Discount	-	92,600	120,000
Professional Fees	49,903	112,501	286,408
Officer's Salary	210,000	233,558	1,336,394
Contract Settlement	-	-	107,143
Research and Development	250,598	141,310	836,716
Total Operating Expenses	1,297,410	1,286,432	4,466,727

Loss from Operations	(1,297,410)	(1,286,432)	(4,466,727)

Other Income/(Expenses)
Other income	2,100	-	4,881
Change in fair value of embedded derivative liability	-	(563,563)	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	119,485	119,485
Interest expense	-	(52,378)	(102,206)
Total Other Income/(Expenses)	2,100	(496,456)	(2,768,025)

Net (Income) Loss before Provision for Income Taxes	(1,295,310)	(1,782,888)	(7,234,752)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(1,295,310)	$(1,782,888)	$(7,234,752)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	572,708,020	401,590,077

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to December 31, 2011

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Deffered	Deficit Accumulated during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	$-	586,720,411	$5,385,920	-	-	1,122,311	$22,000	$920,337	$-	$(7,234,752)	$(906,495)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			For the Period from April 25, 2006
	For the Years Ended December 31,		(Inception) to
	2011	2010	December 31, 2011

Cash Flows From Operating Activities:
Net Loss	$(1,295,310)	$(1,782,888)	$(7,234,752)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,370	453	5,823
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	444,079	2,790,703
Stock issued for services	312,000	414,000	908,180
Amortization of debt discount	-	92,600	-
Warrants issued to employees	-	168,000	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	26,000	77,334	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	-	3,124	-
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	153,256	280,565	1,063,623
(Decrease) Increase in royalty agreement payable - related party	-	-	-
Increase in accounts payable	242,588	107,283	548,517
Net Cash Used In Operating Activities	(556,096)	(195,450)	(1,401,471)

Cash Flows From Investing Activities:
Loan receivable	(6,000)	-	(6,000)
Purchase of Fixed Assets and Domain Name	(1,174)	(26,740)	(27,914)
Net Cash Used In Investing Activities	(7,174)	(26,740)	(33,914)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-		-
Repayments of Notes Payable - Stockholder	-	-	-
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(3,561)	15,828	12,267
Proceeds from issuance of common stock	670,000	274,032	1,498,527
Net Cash Provided by Financing Activities	666,439	289,860	1,630,794

Net Increase (Decrease) in Cash	103,169	67,670	195,409

Cash at Beginning of Period	92,240	24,570	-

Cash at End of Period	$195,409	$92,240	$195,409

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$2,569,838	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$115,000	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$120,000	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2011 and 2010, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2011 and 2010 there were no amounts that had been accrued in respect to uncertain tax positions.

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2011	2010

Expected income tax recovery (expense) at the statutory rate of 34%	$(440,405)	$(606,182)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	527	(150,525)
Change in valuation allowance	439,879	756,707

Provision for income taxes	$-	$-

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

The components of deferred income taxes are as follows:

	Years Ended December,
	2011	2010

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	1,808,796	1,368,917
Valuation allowance	(1,808,796)	(1,368,917)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in the valuation allowance for the year ended December 31, 2011 and 2010 was an increase of $439,879 and $756,707, respectively.

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
AS OF DECEMBER 31, 2011

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

(J) Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

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

There were no impairment losses recorded during the years ended December 31, 2011 and 2010.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $915,130 and stockholders’ deficiency of $906,495 and used $1,401,471 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	EQUIPMENT

At December 31, 2011 and 2010 equipment is as follows:

	As of December 31, 2011	As of December 31, 2010

Automobile	$25,828	$25,828
Office Equipment	2,086	911
Less Accumulated Depreciation	(5,823)	(453)

Total Property and Equipment	$22,091	$26,287

Depreciation and amortization expense for the year ended December 31, 2011 and 2010 was $5,370 and $453 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 4	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expire on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, August 12, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 8).

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
AS OF DECEMBER 31, 2011

NOTE 5	LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%, and is secured by an automobile.

Schedule maturities of long-term obligations at years ending December 31:
2012	$3,811
2013	4,084
2014	4,372
$12,267

NOTE 6	STOCKHOLDERS’ DEFICIT

(A)Common Stock Issued for Cash

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
AS OF DECEMBER 31, 2011

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

On March 22, 2011 the Company issued 2,083,333 shares of common stock for $100,000 ($0.048/share).

On April 18, 2011 the Company issued 1,029,412 shares of common stock for $70,000 ($0.07/share).

On April 22, 2011 the Company issued 1,420,455 shares of common stock for $100,000 ($0.07/share).

On September 22, 2011, the Company issued 1,372,119 shares of common stock for $100,000 ($0.07/share).

On November 9, 2011, the Company issued 1,314,406 shares of common stock for $100,000 ($0.08/share).

On December 16, 2011, the Company issued 1,543,210 shares of common stock for $100,000 ($0.06/share).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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
AS OF DECEMBER 31, 2011

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

On October 28, 2011, the Company issued 2,200,000 shares of stock with a fair value of $242,000 ($0.11/share) to obtain the use of a license.

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 11,666,500 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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
AS OF DECEMBER 31, 2011

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. In addition, the Company is in negotiations with the University of Notre Dame for a research and development agreement. Upon successfully entering into such an agreement, the Company anticipates it could owe approximately $144,000.

The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of December 31, 2011, $12,000 was accrued for unpaid services provided during the year.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of December 31, 2011 the outstanding balance is $67,000. As of December 31, 2011, the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 8).

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
AS OF DECEMBER 31, 2011

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

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of September 30, 2011, $200,000 was recorded as a consulting expense (See Note6(C)).

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

On September 30, 2011 the Company entered into an addendum to an agreement with a consultant, superseding previous agreements, to provide research and development for a term of four years. Pursuant to the terms of the agreement, the Company will issue 3,000,000 shares of the Company’s common stock and replaces any stock currently owed to the consultant pursuant to consulting fee provisions of prior agreements.  Additionally the Company will issue one million shares of the Company’s common stock per year as a consulting fee on the annual anniversary of this agreement or at the Company’s option, pay an annual consulting fee of $100,000.  As of September 30, 2011, the fair value of the Company’s shares of common stock was $0.10 per share and the Company owed the consultant $130,000.  Accordingly, the Company has recorded an additional liability to the consultant of $170,000 as of September 30, 2011.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 8	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of September 30, 2011, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2011 the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 7(C).

As of December 31, 2011, the Company owes $430,968 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  As of December 31, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9	SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 20, 2012, the date on which the financial statements were available to be issued.

On January 20, 2012, the Company issued 1,562,500 shares of common stock for $100,000 ($0.06/share).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

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

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber (and, therefore, may have sufficient cash flow for hiring personnel to handle our accounting and reporting functions).

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of April 12, 2012 is as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	50	President, Chief Executive Officer, Director	April 25, 2006

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

ITEM 11.        EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson	2011	$210,000	40,000	0	$0	0	$0	$25,120	(1)	$275,120
President, CEO, CFO and Director	2010	$233,558	0	0	$0	0	$0	$12,623	(2)	$246,181
__________________
1)
In 2011, Kim Thompson received $17,039 in medical insurance and medical reimbursement, $8,000 in retirement fund contributions and $81 for automobile expenses pursuant to an employment agreement entered into with us.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	302,440,122	51.66%

Class A Common Stock	All executive officers and directors as a group (1 Person)	302,440,122	51.66%
________
(1)  The percent of class is based on 585,443,711 shares of our Class A common stock issued and outstanding as of April 12, 2011.

Securities authorized for issuance under equity compensation plans

None.

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

As of December 31, 2011, the Company owes $430,968 in accrued salary to principal stockholder. On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  As of December 31, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

Director Independence

Mr. Kim Thompson, our Chief Executive Officer and President, is our sole director.  Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $12,000 and $33,631 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of Webb & Company, P.A., Independent Registered Public Accounting Firm, are included in this report:

●	Report of PS Stephenson & Co., P.C., Independent Registered Public Accounting Firm.
●	Balance Sheets at December 31, 2011 and 2010
●	Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from April 25, 2006 (inception) to December 31, 2011
●	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2011 and 2010 and for the period from April 25, 2006 (inception) to December 31, 2011
●	Statements of Cash Flows for the years ended December 31, 2011 and 2010 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2011
●	Notes to Financial Statements for the years ended December 31, 2011 and 2010 and for the period from April 25, 2006 (inception) to December 31, 2011

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

14.1**	Code of Business Conduct and Ethics.
31.1 #	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 #	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #	Interactive data files.
_____
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

Kraig Biocraft Laboratories, Inc.

Dated: April 12, 2012	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson
Kim Thompson	Chief Executive Officer and Sole Director	April 12, 2012