Form 10-Q
period 2012-03-31
Kraig Biocraft Laboratories, Inc
filed 2012-05-21
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

There were 587,847,557 shares of the registrant’s common stock, no par value, outstanding as of May 11, 2012.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1

	Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2012 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to March 31, 2012 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2012 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 4.	Controls and Procedures	8

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 6.	Exhibits.	9

	Signatures	8

	Exhibits/Certifications

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED0 AND DECEMBER 31, 2011.

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGES	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED).

PAGES	F-5	NOTES TO CONDENSED FINANCIAL STATEMENTS (UANUDITED).

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$277,195	$195,409
Loan receivable	6,000	6,000
Interest receivable	45	-
Total Current Assets	283,240	201,409

Property and Equipment, net	20,703	22,091

Total Assets	$303,943	$223,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$505,874	$481,517
Current portion of loan payable	3,811	3,811
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	659,263	564,211
Total Current Liabilities	1,235,948	1,116,539

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	7,522	8,456

Total Liabilities	1,248,470	1,129,995

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized, none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized, 588,282,911 and 586,720,411 shares issued and outstanding, respectively	5,485,920	5,385,920
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deferred Compensation	-	-
Deficit accumulated during the development stage	(7,372,784)	(7,234,752)
	.
Total Stockholders' Deficit	(944,527)	(906,495)

Total Liabilities and Stockholders' Deficit	$303,943	$223,500

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from
			April 25, 2006
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	March 31 ,
	2012	2011	2012

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	60,830	68,723	1,621,009
Public Relations	-	-	219,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	21,597	17,879	308,005
Officer's Salary	55,650	52,500	1,392,044
Contract Settlement	-	-	107,143
Research and Development	-	91,843	836,716
Total Operating Expenses	138,077	230,945	4,604,807

Loss from Operations	(138,077)	(230,945)	(4,604,807)

Other Income/(Expenses)
Other income	-	-	4,881
Interest income	45	-	45
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	119,485
Interest expense	-	(13,872)	(102,206)
Total Other Income/(Expenses)	45	(13,872)	(2,767,980)

Net (Income) Loss before Provision for Income Taxes	(138,032)	(244,817)	(7,372,787)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(138,032)	$(244,817)	$(7,372,787)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	587,939,504	554,803,602

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to March 31, 2012
(Unaudited)

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	-	-	-	(138,032)	(138,032)

Balance, March 31, 2012 (Unaudited)	-	$-	588,282,911	$5,485,920	-	$-	1,122,311	$22,000	$920,337	$-	$(7,372,784)	$(944,527)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	For the Three Months Ended March 31,		For the Period from April 25, 2006
			(Inception) to
	2012	2011	March 31, 2012

Cash Flows From Operating Activities:
Net Loss	$(138,032)	$(244,817)	$(7,372,787)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,388	1,319	7,211
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	-	908,180
Amortization of debt discount	-	-	-
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	26,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	-	-	-
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	95,069	18,994	1,225,695
(Decrease) Increase in royalty agreement payable - related party	-	-	-
Increase in accounts payable	24,340	(6,285)	505,857
Net Cash Used In Operating Activities	(17,235)	(204,789)	(1,418,706)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	(45)		(45)
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	(45)	-	(33,959)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-		-
Repayments of Notes Payable - Stockholder	-	-	-
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(934)	(1,158)	11,333
Proceeds from issuance of common stock	100,000	200,000	1,598,527
Net Cash Provided by Financing Activities	99,066	198,842	1,729,860

Net Increase (Decrease) in Cash	81,786	(5,947)	277,195

Cash at Beginning of Period	195,409	92,242	-

Cash at End of Period	$277,195	$86,295	$277,195

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$2,569,838	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2012 and 2010, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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

(K) Reclassification

The 2012 financial statements have been reclassified to conform to the 2011 presentation.

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

There were no impairment losses recorded during the three months ended March 31, 2012 and 2011.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $952,708 and stockholders’ deficiency of $944,527 and used $1,418,706 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	EQUIPMENT

At March 31, 2012 and December 31, 2011 equipment is as follows:

	As of March 31, 2012	As of December 31, 2011

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(7,211)	(5,823)

Total Property and Equipment	$20,703	$22,091

Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was $1,388 and $1,319 respectively.

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

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011. The Company and principal stockholder have agreed to extend the date for the issuance of these preferred shares to September 30, 2012.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of March 31, 2012  the outstanding balance is $67,000. As of March 31, 2012, the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 8).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of March 31, 2012, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2012 the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 7(C).

As of March 31, 2012, the Company owes $464,618 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011.  The Company and principal stockholder have agreed to extend the date for the issuance of the preferred shares to September 30, 2012. As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2012, the date on which the financial statements were available to be issued.

On April 20, 2012, the Company issued 2,403,846 shares of common stock for $100,000 ($0.06/share).

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

Results of Operations

Three Months ended March 31, 2012 and 2011.

Revenue for the three months ended March 31, 2012 was $0. This compares to $0 in revenue for the three month period which ended March 31, 2011.  The Company has recently announced the development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three months ended March 31, 2012 and 2011 were $138,077 and $230,945, respectively. The primary reason for the decrease was a decrease in research and development spending. Management anticipates that public relations expense will increase over the next twelve months. Research and development expenses for the three months ended March 31, 2012 and 2011 were $0 and $91,843, respectively. In addition, we had the following expenses during the three month periods which ended March 31, 2012 and 2011: general and administrative $60,830 and $68,723, respectively, professional fees $21,597 and $17,879, respectively, officer’s salary $55,650 and $52,500, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of March 31, 2012 we had $277,195 in cash compared to $86,295 as of March 31, 2011.

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

On January 20, 2012, the Company issued 1,562,500 shares of common stock for $100,000 ($0.06/share).

On April 19, 2012, the Company issued 2,403,846 shares of common stock for $100,000 ($0.042/share).

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 14, 2012	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer