Form 10-Q
period 2012-06-30
Kraig Biocraft Laboratories, Inc
filed 2012-08-20
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 601,265,006 shares of the registrant’s common stock, no par value, outstanding as of August 17, 2012.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.

	Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-2

	Condensed Statements of Operations for the three and six months ended June 30, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2012 (Unaudited)	F-3

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to June 30, 2012 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2012 (Unaudited)	F-5

	Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	6

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6.	Exhibits.	7

Signatures		8

Exhibits/Certifications

PART 1.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011.

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGES	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2012 (UNAUDITED).

PAGES	F-6 - F-21	NOTES TO CONDENSED FINANCIAL STATEMENTS (UANUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$253,885	$195,409
Prepaid expenses	4,000	-
Loan receivable	6,000	6,000
Interest receivable	100	-
Total Current Assets	263,985	201,409

Property and Equipment, net	19,315	22,091

Total Assets	$283,300	$223,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$214,673	$481,517
Current portion of loan payable	3,811	3,811
Royalty agreement payable - related party	67,000	67,000
Accrued expenses - related party	634,879	564,211
Total Current Liabilities	920,363	1,116,539

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	6,272	8,456

Total Liabilities	931,635	1,129,995

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
601,265,006 and 586,720,411 shares issued and outstanding, respectively	6,295,920	5,385,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deficit accumulated during the development stage	(7,886,592)	(7,234,752)
	.
Total Stockholders' Deficit	(648,335)	(906,495)

Total Liabilities and Stockholders' Deficit	$283,300	$223,500

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006 (Inception) to
	June 30, 2012	March 31, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	230,176	141,514	275,969	224,249	1,836,145
Public Relations	-	-	-	-	219,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	11,651	2,949	33,248	20,828	319,656
Officer's Salary	50,000	52,500	105,650	105,000	1,442,044
Contract Settlement	-	-	-	-	107,143
Research and Development	210,000	140,850	210,000	232,693	1,046,716
Total Operating Expenses	501,827	337,813	624,867	582,770	5,091,594

Loss from Operations	(501,827)	(337,813)	(624,867)	(582,770)	(5,091,594)

Other Income/(Expenses)
Other income	3,000	2,101	3,000	2,101	7,881
Interest income	55	-	100	-	100
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(15,036)	-	(30,073)	-	(132,279)
Total Other Income/(Expenses)	(11,981)	2,101	(26,973)	2,101	(2,794,998)

Net (Income) Loss before Provision for Income Taxes	(513,808)	(335,712)	(651,840)	(580,669)	(7,886,592)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(513,808)	$(335,712)	$(651,840)	$(580,669)	$(7,886,592)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	591,010,940	570,826,206	590,839,237	562,903,918

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) to June 30, 2012
(Unaudited)

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Deferred	Deficit Accumulated during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Net loss for the six months ended June 30, 2012	-	-	-	-	-	-	-	-	-	-	(651,840)	(651,840)

Balance, June 30, 2012 (Unaudited)	-	$-	601,265,006	$6,295,920	-	$-	1,122,311	$22,000	$920,337	$-	$(7,886,592)	$(648,335)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006 (Inception) to
	2012	2011	June 30, 2012
Cash Flows From Operating Activities:
Net Loss	$(651,840)	$(580,669)	$(7,886,592)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,776	2,652	8,599
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	510,000	70,000	1,418,180
Amortization of debt discount	-	-	-
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	26,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(4,000)	-	(4,000)
(Increase)Decrease in other receivables	-	-	-
Increase in accrued expenses and other payables - related party	70,652	61,825	1,201,237
(Decrease) Increase in royalty agreement payable - related party	-	-	-
Increase in accounts payable	(266,828)	58,479	214,672
Net Cash Used In Operating Activities	(339,240)	(361,713)	(1,740,766)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	(100)	-	(45)
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	(100)	-	(33,959)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(2,184)	(2,031)	10,083
Proceeds from issuance of common stock	400,000	370,000	1,898,527
Net Cash Provided by Financing Activities	397,816	367,969	2,028,610

Net Increase (Decrease) in Cash	58,476	6,256	253,885

Cash at Beginning of Period	195,409	92,240	-

Cash at End of Period	$253,885	$98,496	$253,885

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$2,569,838	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

(D)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2012 and 2010, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

There were no impairment losses recorded during the three and six months ended June 30, 2012 and 2011.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $656,378 and stockholders’ deficiency of $648,335 and used $1,740,766 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3         EQUIPMENT

At June 30, 2012 and December 31, 2011 equipment is as follows:

	As of June 30, 2012	As of December 31, 2011

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(8,599)	(5,823)

Total Property and Equipment	$19,315	$22,091

Depreciation and amortization expense for the six months ended June 30, 2012 and 2011 was $2,766 and $2,652 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 4         CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants expired on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 8).

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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

On September 22, 2011, the Company issued 1,372,119 shares of common stock for $100,000 ($0.07/share).

On November 9, 2011, the Company issued 1,314,406 shares of common stock for $100,000 ($0.08/share).

On December 16, 2011, the Company issued 1,543,210 shares of common stock for $100,000 ($0.06/share).

On January 20, 2012, the Company issued 1,562,500 shares of common stock for $100,000 ($0.06/share).

On April 19, 2012, the Company issued 2,403,846 shares of common stock for $100,000 ($0.06/share).

On May 19, 2012, the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On June 29, 2012, the Company issued 2,155,172 shares of common stock for $100,000 ($0.04/share).

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
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

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

On May 24, 2012 the Company issued 3,200,000 shares with a fair value of $192,000 ($0.06/share) to a consultants for research and development services.

On May 24, 2012 the Company issued 300,000 shares with a fair value of $18,000 ($0.06/share) to a consultant for research and development services provided in the past.

On May 24, 2012 the Company issued 3,000,000 shares with a fair value of $300,000 ($0.10/share) to a consultant for research and development services provided in the past.

(D)  Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 11,666,500 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 7         COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary was forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011, that date was extended by mutual agreement to September 30, 2012.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of June 30, 2012 the Company issued 300,000 shares of common stock as a bonus to the consultant and as payment in full for all accrued accounts payable to the consultant through May 2012 for services performed.  As of June 30, 2012, $1,000 was accrued for unpaid services provided by the consultant in June, 2012.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of June 30, 2012 the outstanding balance is $67,000. As of June 30, 2012, the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company was required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expired on February 28, 2011.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the six months ended June 30, 2012 the Company paid $200,000 in research and development fees.

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
AS OF JUNE 30, 2012
(UNAUDITED)

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

(E)  Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for laboratory space. The lease began on April 1, 2012 and expires on March 31, 2013. Total base rent due during the term of the lease is $12,000.

Rent expense for the six months ended June 30, 2012 is $3,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. As of June 30, 2012, the outstanding balance is $67,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2012 the Company recorded interest expense and related accrued interest payable of $2,786 (See Note 7(C).

As of June 30, 2012, the Company owes $442,118 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of the unpaid back salary owed at that time was forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011, that date was extended by mutual agreement to September 30, 2012.  As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9         SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2012, the date on which the financial statements were available to be issued.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $100,000 per quarter over the next 12 months on collaborative research and development of high strength polymers.  This will represent a substantial increase in the pace of our collaborative research spending. We believe that this research is important to our development of new products.

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

»
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers. If our financing will allow, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research

»
We will consider buying an established revenue producing company which is operating in a compatible arena, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.

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

»	We plan to actively pursue collaborative product manufacturing and marketing opportunities for our Monster SilkTM product with companies in the textile and related industries.

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

Results of Operations

Three and Six Months ended June 30, 2012 and 2011.

Revenue for the three and six months ended June 30, 2012 was $0. This compares to $0 in revenue for the three and six month period which ended June 30, 2011.  The Company has recently announced the development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three and six months ended June 30, 2012 were $501,827 and $624,867, respectively. This compares to operating expenses for the three and six months ended June 30, 2011 of $337,813 and $582,770, respectively. The primary reason for the increase was an increase in general and administrative expenses and professional fees. Research and development expenses for the three and six months ended June 30, 2012 were $210,000 as compared to research and development expenses for the three and six months ended June 30, 2011 of $140,850 and $232,693, respectively. In addition, we had the following expenses during the three and six month periods which ended June 30, 2012: general and administrative $230,176 and $275,969, respectively, professional fees $11,651 and $33,248, respectively, officer’s salary $50,000 and $105,650, respectively and public relations $0 and $0, respectively. This compares to the following expenses during the three and six month periods which ended June 30, 2011: general and administrative $114,514 and $224,249, respectively, professional fees $2,949 and $20,828, respectively, officer’s salary $52,500 and $105,000, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of June 30, 2012 we had $253,885 in cash compared to $98,496 as of June 30, 2011.

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

On April 19, 2012, the Company issued 2,403,846 shares of common stock for $100,000 ($0.06/share).

On May 19, 2012, the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On May 24, 2012 the Company issued 3,200,000 shares with a fair value of $192,000 ($0.06/share) to a consultant for research and development services.

On May 24, 2012 the Company issued 300,000 shares with a fair value of $18,000 ($0.06/share) to a consultant for research and development services provided in the past.

On May 24, 2012 the Company issued 3,000,000 shares with a fair value of $300,000 ($0.10/share) to a consultant for research and development services provided in the past.

On June 29, 2012, the Company issued 2,155,172 shares of common stock for $100,000 ($0.04/share).

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 20, 2012	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer