Form 10-Q
period 2012-09-30
Kraig Biocraft Laboratories, Inc
filed 2012-11-19
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 601,265,006 shares of the registrant’s common stock, no par value, outstanding as of November 16, 2012.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

	Condensed Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2012 (Unaudited)	F-3

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to September 30, 2012 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2012 (Unaudited)	F-5

	Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	6

PART II - Other Information

Item 6.	Exhibits.	7

Signatures		8

Exhibits/Certifications

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011.

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED).

PAGES	F-6	NOTES TO CONDENSED FINANCIAL STATEMENTS (UANUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets
Cash	$136,347	$195,409
Prepaid expenses	1,000	-
Loan receivable	6,000	6,000
Interest receivable	145	-
Total Current Assets	143,492	201,409

Property and Equipment, net	17,911	22,091

Total Assets	$161,403	$223,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$316,717	$481,517
Current portion of loan payable	3,811	3,811
Royalty agreement payable - related party	66,000	67,000
Accrued expenses - related party	705,097	564,211
Total Current Liabilities	1,091,625	1,116,539

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	5,629	8,456

Total Liabilities	1,102,254	1,129,995

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
601,265,006 and 586,720,411 shares issued and outstanding, respectively	6,295,920	5,385,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deficit accumulated during the development stage	(8,179,108)	(7,234,752)
	.
Total Stockholders' Deficit	(940,851)	(906,495)

Total Liabilities and Stockholders' Deficit	$161,403	$223,500

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	67,203	251,646	343,172	708,588	1,903,348
Public Relations	-	-	-	-	219,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	8,640	21,058	41,888	41,886	328,296
Officer's Salary	55,650	52,500	161,300	157,500	1,497,694
Contract Settlement	-	-	-	-	107,143
Research and Development	145,434	-	355,434	-	1,192,150
Total Operating Expenses	276,927	325,204	901,794	907,974	5,368,521

Loss from Operations	(276,927)	(325,204)	(901,794)	(907,974)	(5,368,521)

Other Income/(Expenses)
Other income	-	-	3,000	2,101	7,881
Interest income	46	-	145	-	145
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(15,634)	-	(45,707)	-	(147,913)
Total Other Income/(Expenses)	(15,588)	-	(42,562)	2,101	(2,810,587)

Net (Income) Loss before Provision for Income Taxes	(292,515)	(325,204)	(944,356)	(905,873)	(8,179,108)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(292,515)	$(325,204)	$(944,356)	$(905,873)	$(8,179,108)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	601,265,006	580,290,676	594,339,860	568,728,815

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
Condensed For the period from April 25, 2006 (inception) toSeptember 30, 2012
(Unaudited)

											Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Deferred	Accumulated during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	-	-	-	-	(944,356)	(944,356)

Balance, September 30, 2012 (Unaudited)	-	$-	601,265,006	$6,295,920	-	$-	1,122,311	$22,000	$920,337	$-	$(8,179,108)	$(940,851)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006 (Inception) to
	2012	2011	September 30, 2012

Cash Flows From Operating Activities:
Net Loss	$(944,356)	$(905,873)	$(8,179,108)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,180	4,000	10,003
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	510,000	70,000	1,418,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	26,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(1,000)	-	(1,000)
Increase in accrued expenses and other payables - related party	139,886	117,511	1,270,509
Increase in accounts payable	(164,800)	250,062	316,717
Net Cash Used In Operating Activities	(456,090)	(438,300)	(1,857,561)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	(145)	-	(145)
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	(145)	-	(34,059)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(2,827)	(2,644)	9,440
Proceeds from issuance of common stock	400,000	470,000	1,898,527
Net Cash Provided by Financing Activities	397,173	467,356	2,027,967

Net Increase (Decrease) in Cash	(59,062)	29,056	136,347

Cash at Beginning of Period	195,409	92,240	-

Cash at End of Period	$136,347	$121,296	$136,347

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$2,569,838	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2012 and 2011, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

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
AS OF SEPTEMBER 30, 2012
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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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

There were no impairment losses recorded during the three and nine months ended September 30, 2012 and 2011.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $948,133 and stockholders’ deficiency of $940,851 and used $1,857,561 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	EQUIPMENT

         At September 30, 2012 and December 31, 2011 equipment is as follows:

	As of September 30, 2012	As of December 31, 2011

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(10,003)	(5,823)

Total Property and Equipment	$17,911	$22,091

Depreciation and amortization expense for the nine months ended September 30, 2012 and 2011 was $4,180 and $4,000 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 4	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expired on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 5(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 8).

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
AS OF SEPTEMBER 30, 2012
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
AS OF SEPTEMBER 30, 2012
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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2012
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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 7	COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to September 30, 2012.

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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of September 30, 2012 the outstanding balance is $66,000. As of September 30, 2012, the Company recorded interest expense and related accrued interest payable of $3,288 (See Note 8).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the nine months ended September 30, 2012 the Company paid $355,434 in research and development fees.

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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

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

(E)Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2012 and expires on March 31, 2013. Total base rent due during the term of the lease is $12,000.

Rent expense for the nine months ended September 30, 2012 is 6,588.

NOTE 8	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.As of September 30, 2012, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2012 the Company recorded interest expense and related accrued interest payable of $3,288 (See Note 7(C)).

As of September 30, 2012, the Company owes $471,101 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to September 30, 2013.  As of November 16, 2012, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9	SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 16, 2012, the date on which the financial statements were available to be issued.

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

Results of Operations

Three and Six Months ended September 30, 2012 and 2011.

Revenue for the three and nine months ended September 30, 2012 was $0. This compares to $0 in revenue for the three and nine month period which ended September 30, 2011.  The Company has recently announced the development of new recombinant silks.  No revenue projections for the next twelve months are being made as these products are new and are not yet on the market.

Operating expenses for the three and nine months ended September 30, 2012 were $276,927 and $901,794, respectively. This compares to operating expenses for the three and nine months ended September 30, 2011 of $325,204 and $907,974, respectively. The primary reason for the decrease was a decrease in general and administrative expenses and professional fees. Research and development expenses for the three and nine months ended September 30, 2012 were $145,434 and $355,434, respectively, as compared to research and development expenses for the three and nine months ended September 30, 2011 of $0 and $0, respectively. In addition, we had the following expenses during the three and nine month periods which ended September 30, 2012: general and administrative $67,203 and $343,172, respectively, professional fees $8,640 and $41,888, respectively, and officer’s salary $55,560 and $161,300, respectively. This compares to the following expenses during the three and nine month periods which ended September 30, 2011: general and administrative $251,646 and $708,588, respectively, professional fees $21,058 and $41,886, respectively, and officer’s salary $52,500 and $157,500, respectively.

Capital Resources and Liquidity

As of September 30, 2012 we had $136,347 in cash compared to $121,296 as of September 30, 2011.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAIG BIOCRAFT LABORATORIES, INC.

Date: November 19, 2012	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer