Form 10-K
period 2012-12-31
Kraig Biocraft Laboratories, Inc
filed 2013-04-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012 was approximately $16,511,500.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 12, 2013, the registrant had 605,176,913 shares issued and outstanding.

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

The Market

We are focusing our work on the creation of new fibers with unique properties including fibers with potential high performance and technical fiber applications. The performance fiber market is exemplified by two classes of product: aramid fibers, and ultra-high molecular weight polyethylene fiber. These products service the need for materials with high strength, resilience, and flexibility. Because these synthetic performance fibers are stronger and tougher than steel, they are used in a wide variety of military, industrial, and consumer applications.

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

The global market for technical textiles has been estimated at $127 billion.

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

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. Other applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

While the properties of spider silks are well known, there was no known way to produce these fibers in commercial quantity. The spiders are cannibalistic, and cannot be raised in concentrated colonies.

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

We are working to use our genetic engineering technology to create recombinant silk polymers. On September 29, 2010, we jointly announced with the University of Notre Dame the success of our collaborative research with the University in creating approximately twenty different strains of transgenic silkworm which produce recombinant silk polymers. In April 2011, we entered into a licensing agreement with Sigma-Aldrich which provides us the use of Sigma-Aldrich’s zinc finger technology to accelerate and enhance our product development.

A part of our intellectual property portfolio is the exclusive right to use certain patented spider silk gene sequences in silkworm. Under the Exclusive License Agreement with The University of Wyoming, we have obtained certain exclusive rights to use numerous genetic sequences which are the subject of US patents.

The introduction of the gene sequence, in the manner employed by us, results in a germline transformation and is therefore self-perpetuating. This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production.

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB.PK. There are 605,999,281 shares of common stock issued and outstanding as of April 12, 2013. Kim Thompson, our founder and CEO, owns approximately 48.8% of the issued and outstanding shares.

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

In September 2010 the Company announced that it had succeed in introducing spider silk DNA in silkworm with the result that the transgenic silkworm were producing new recombinant silk fibers. These fibers are a combination of natural silkworm silk proteins and proteins that the silkworms are making as a result of the introduction of the spider silk DNA. The Company announced that it had created approximately twenty different transgenic silkworm strains producing recombinant silk.

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

We anticipate paying all accrued fees to, or making alternative arrangements with the University within the next ninety days. If we fail to make such payment the University of Wyoming could terminate our license agreement. We anticipate that such a termination would result in a loss of three to nine months of research time and result in increased research and development costs in the range of $30,000 to $140,000.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2011 and 2012, we have spent approximately 7,200 and 7,400 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

	Low Price	High Price
Fourth Quarter 2011	$0.036	$0.043
Third Quarter 2011	$0.034	$0.058
Second Quarter 2011	$0.0524	$0.075
First Quarter 2011	$0.075	$0.098
Fourth Quarter 2011	$0.073	$0.112
Third Quarter 2011	$0.082	$0.14
Second Quarter 2011	$0.0651	$0.208
First Quarter 2011	$0.065	$0.097

Holders

As of April 12, 2013 in accordance with our transfer agent records, we had 24 record holders of our Class A common stock.

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

Sale of Unregistered Securities

On December 18, 2012 the Company issued 1,000,000 shares with a fair value of $40,000 ($0.04/share) to a consultant for research and development services provided in the past.

On December 21, 2012, the Company issued 1,004,832 shares of common stock for $25,000 ($0.02/share).

On February 19, 2013 the Company issued 961,538 shares of common stock for $50,000 ($0.05/share).

On March 4, 2013 the Company issued 945,537 shares of common stock for $50,000 ($0.05/share).

On April 1, 2013 the Company issued 822,368 shares of common stock for $50,000 ($0.05/share).

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter through March 2014 on collaborative research and development of high strength polymers at the University of Notre Dame. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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
» »
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2013.

We plan to actively pursue the development of commercial scal production of our recombinante materials including Monster SilkTM.

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

Results of Operations for the Years ended December 31, 2011 and 2010.

Revenue for the twelve months ended December 31, 2012 was $0. This compares to $0 in revenue for the for the twelve month period which ended December 31, 2011.

Operating expenses for the twelve months ended December 31, 2012 were $1,160,406. This compares to $1,297,410 in expenses during the twelve month period which ended December 31, 2011. Research and development expenses for the twelve months ended December 31, 2012 were $465,293. This compares to $250,598 spent on research and development during the twelve months ended December 31, 2011. The increase in research and development spending was the result of the reimbursement nature of our collaborative research agreement with the University of Notre Dame. In addition, we had the following expenses during the twelve month period which ended December 31, 2012: general and administrative $379,326, professional fees $48,667, officer’s salary $267,120 and public relations $0. This compares to the same expenses during the twelve month period which ended December 31, 2011: general and administrative $786,909, professional fees $49,903, officer’s salary $210,000 and public relations $0.

Capital Resources and Liquidity

As of December 31, 2012 we had $53,782 in cash compared to $195,409 as of December 31, 2011.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $1,200,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kraig Biocraft Laboratories, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Kraig Biocraft Laboratories, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of income, cash flows and stockholders' equity for the years ended December 31, 2012 and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

 PS STEPHENSON & CO, P.C.

Wharton, Texas
April 10, 2013

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011
Current Assets
Cash	$53,782	$195,409
Prepaid expenses	2,270	-
Loan receivable	6,000	6,000
Interest receivable	192	-
Total Current Assets	62,244	201,409

Property and Equipment, net	16,508	22,091

Total Assets	$78,752	$223,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$329,226	$481,517
Current portion of loan payable	4,377	3,811
Royalty agreement payable - related party	66,000	67,000
Accrued expenses - related party	804,187	564,211
Total Current Liabilities	1,203,790	1,116,539

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	4,378	8,456

Total Liabilities	1,213,168	1,129,995

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
603,269,838 and 586,720,411 shares issued and outstanding, respectively	6,360,920	5,385,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deficit accumulated during the development stage	(8,437,673)	(7,234,752)
	.
Total Stockholders' Deficit	(1,134,416)	(906,495)

Total Liabilities and Stockholders' Deficit	$78,752	$223,500

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006 (Inception) to December 31, 2012
	December 31, 2012	December 31, 2011

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	379,326	786,909	1,939,502
Public Relations	-	-	219,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	48,667	49,903	335,075
Officer's Salary	267,120	210,000	1,603,514
Contract Settlement	-	-	107,143
Research and Development	465,293	250,598	1,302,009
Total Operating Expenses	1,160,406	1,297,410	5,627,133

Loss from Operations	(1,160,406)	(1,297,410)	(5,627,133)

Other Income/(Expenses)
Other income	3,000	2,100	7,881
Interest income	192	-	192
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	119,485
Interest expense	(45,707)	-	(147,913)
Total Other Income/(Expenses)	(42,515)	2,100	(2,810,540)

Net (Income) Loss before Provision for Income Taxes	(1,202,921)	(1,295,310)	(8,437,673)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(1,202,921)	$(1,295,310)	$(8,437,673)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	596,143,581	572,708,020

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2012

					Common Stock -		Common Stock - Class A Shares				Deficit Accumulated during
	Preferred Stock		Common Stock - Class A		Class B		To be issued			Deferred	Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,202,921)	(1,202,921)

Balance, December 31, 2012	-	$-	603,269,838	$6,360,920	-	$-	1,122,311	$22,000	$920,337	$-	$(8,437,673)	$(1,134,416)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006 (Inception) to December 31, 2012
	2012	2011
Cash Flows From Operating Activities:
Net Loss	$(1,202,921)	$(1,295,310)	$(8,437,673)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,583	5,370	11,406
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	550,000	312,000	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	26,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,270)	-	(2,270)
Increase in accrued expenses and other payables - related party	238,977	153,256	1,369,600
Increase in accounts payable	(152,291)	242,588	329,226
Net Cash Used In Operating Activities	(562,922)	(556,096)	(1,964,393)

Cash Flows From Investing Activities:
Loan receivable	-	(6,000)	(6,000)
Interest receivable	(192)	-	(192)
Purchase of Fixed Assets and Domain Name	-	(1,174)	(27,914)
Net Cash Used In Investing Activities	(192)	(7,174)	(34,106)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(3,513)	(3,561)	8,754
Proceeds from issuance of common stock	425,000	670,000	1,923,527
Net Cash Provided by Financing Activities	421,487	666,439	2,052,281

Net Increase (Decrease) in Cash	(141,627)	103,169	53,782

Cash at Beginning of Period	195,409	92,240	-

Cash at End of Period	$53,782	$195,409	$53,782

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$2,569,838	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2012 and 2011, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2012	2011

Expected income tax recovery (expense) at the statutory rate of 34%	$(408,999)	$(440,405)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	188,053	527
Change in valuation allowance	220,946	438,879

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2012	2011

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,029,742	1,808,796
Valuation allowance	(2,029,742)	(1,808,796)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net change in the valuation allowance for the year ended December 31, 2012 and 2011 was an increase of $220,946 and $439,879, respectively.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2012 and 2011 there were no amounts that had been accrued in respect to uncertain tax positions.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

None of the Company’s federal or state income tax returns is currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

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
AS OF DECEMBER 31, 2012 AND 2011

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

(J) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011
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

There were no impairment losses recorded during the tyears ended December 31, 2012 and 2011.

NOTE 2  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,141,546 and stockholders’ deficiency of $1,134,416 and used $1,964,393 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3  EQUIPMENT

At December 31, 2012 and 2011 equipment is as follows:

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

	As of December 31, 2012	As of December 31, 2011

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(11,406)	(5,823)

Total Property and Equipment	$16,508	$22,091

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $5,583 and $5,370 respectively.

NOTE 4CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

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
AS OF DECEMBER 31, 2012 AND 2011

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

At December 31, 2010, pursuant to the agreement, all outstanding principal and accrued interest on the convertible debt was due, and the conversion rights of the holder terminated.  Accordingly, at December 31, 2010, the Company determined that no derivative liability existed in connection to the outstanding remaining debt of $5,000.

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

NOTE 5LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%, and is secured by an automobile.

Schedule maturities of long-term obligations at years ending December 31:
2013	4,377
2014	4,378
$8,755

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

NOTE 6STOCKHOLDERS’ DEFICIT

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
AS OF DECEMBER 31, 2012 AND 2011

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
AS OF DECEMBER 31, 2012 AND 2011

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

On January 20, 2012, the Company issued 1,562,500 shares of common stock for $100,000 ($0.06/share).

On April 19, 2012, the Company issued 2,403,846 shares of common stock for $100,000 ($0.06/share).

On May 19, 2012, the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On June 29, 2012, the Company issued 2,155,172 shares of common stock for $100,000 ($0.04/share).

On December 21, 2012, the Company issued 1,004,832 shares of common stock for $25,000 ($0.02/share).

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
AS OF DECEMBER 31, 2012 AND 2011

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
AS OF DECEMBER 31, 2012 AND 2011

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

On December 18, 2012 the Company issued 1,000,000 shares with a fair value of $40,000 ($0.04/share) to a consultant for research and development services provided in the past.

(D) Cancellation and Retirement of Common Stock

On December 29, 2006, the Company’s founder returned 11,666,500 shares of common stock to the Company.  These shares were cancelled and retired.  Accordingly, the net effect on equity is $0.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011
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
AS OF DECEMBER 31, 2012 AND 2011
NOTE 7  COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.

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
AS OF DECEMBER 31, 2012 AND 2011

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of December 31, 2012 the outstanding balance is $66,000. As of December 31, 2012, the Company recorded interest expense and related accrued interest payable of $3,288 (See Note 8).

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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the year ended December 31, 2012 the Company paid $465,293 in research and development fees.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

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
AS OF DECEMBER 31, 2012 AND 2011

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

On September 30, 2011 the Company entered into an addendum to an agreement with a consultant, superseding previous agreements, to provide research and development for a term of four years. Pursuant to the terms of the agreement, the Company will issue 3,000,000 shares of the Company’s common stock and replaces any stock currently owed to the consultant pursuant to consulting fee provisions of prior agreements.  Additionally the Company will issue one million shares of the Company’s common stock per year as a consulting fee on the annual anniversary of this agreement or at the Company’s option, pay an annual consulting fee of $100,000.  As of September 30, 2011, the fair value of the Company’s shares of common stock was $0.10 per share and the Company owed the consultant $130,000.  Accordingly, the Company has recorded an additional liability to the consultant of $170,000 as of September 30, 2011. For the year ended December 31, 2012 the Company issued 4,000,000 shares with a fair value of $340,000 to a consultant for research and development services provided in the past.

(E)Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2012 and expires on March 31, 2013. Total base rent due during the term of the lease is $12,000.

Rent expense for the year ended December 31, 2012 is 9,789.

NOTE 8  RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of December 31, 2012, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2012 the Company recorded interest expense and related accrued interest payable of $4,796 (See Note 7(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

As of December 31, 2012, the Company owes $576,921 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.  As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 6(A)).

NOTE 9   SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2013, the date on which the financial statements were available to be issued.

On April 1, 2013 the Company issued 822,368 shares of common stock for $50,000 ($0.05/share).

On March 4, 2013 the Company issued 945,537 shares of common stock for $50,000 ($0.05/share).

On February 19, 2013 the Company issued 961,538 shares of common stock for $50,000 ($0.05/share).

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of April 12, 2013 is as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	51	President, Chief Executive Officer, Director	April 25, 2006

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

KIM THOMPSON

Mr. Thompson was a founder of the California law firm of Ching & Thompson which was founded in 1997 where he focused primarily on commercial litigation. He has been a partner in the Illinois law firm of McJessy, Ching & Thompson since 2004 where he also emphasizes commercial and civil rights litigation. Mr. Thompson received his bachelor’s degree in applied economics from James Madison College, Michigan State University, and his Juris Doctorate from the University of Michigan. He is the named inventor or co-inventor on a number of provisional patent applications including inventions relating to biotechnology and mechanics. Mr. Thompson is the inventor of the technology concept that lead to the forming of the Company. We believe that Mr. Thompson is well suited to serve as our director because of his knowledge of biotechnology, legal expertise and background in economics.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2012 and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson	2012	$222,600	44,520	0	$0	0	$0	$40,950.81	(1)	$308,070.81
President, CEO, CFO and Director	2011	$210,000	40,000	0	$0	0	$0	$25,120	(2)	$275,120
__________________
1)	In 2012, Kim Thompson received $10,950.81 in medical insurance and medical reimbursement, and $30,000 in retirement fund contributions pursuant to an employment agreement entered into with us.
2)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	296,054,644	48.85%

Class A Common Stock	All executive officers and directors as a group (1 Person)	296,054,644	48.85%
________
(1) The percent of class is based on 605,176,913 shares of our Class A common stock issued and outstanding as of April 12, 2013.

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

As of December 31, 2012, the Company owes $576,921 in accrued salary to principal stockholder. On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary was forgiven by the principal stockholder. Also, the interest rate was reduced to 3% per year. In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later then September 30, 2011. As of December 31, 2012, no accrued salary has been converted to Class “A” Common Stock. On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors.

Director Independence

Mr. Kim Thompson, our Chief Executive Officer and President, is our sole director. Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2012, we were billed approximately $12,000 and $12,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2012.

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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of PS Stephenson & Co., P.C., Independent Registered Public Accounting Firm, are included in this report:

●	Report of PS Stephenson & Co., P.C., Independent Registered Public Accounting Firm.
●	Balance Sheets at December 31, 2012 and 2011
●	Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012
●	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2012 and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012
●	Statements of Cash Flows for the years ended December 31, 2012 and 2011 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2012
●	Notes to Financial Statements for the years ended December 31, 2012 and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

Kraig Biocraft Laboratories, Inc.

Dated: April 16, 2013	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson	Chief Executive Officer and Sole Director	April 16, 2013
Kim Thompson