Form 10-Q
period 2013-03-31
Kraig Biocraft Laboratories, Inc
filed 2013-05-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

There were 606,061,347 shares of the registrant’s common stock, no par value, outstanding as of May 14, 2013.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-2

	Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-2

	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2013 (Unaudited)	F-3

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to March 31, 2013 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2013 (Unaudited)	F-5

	Notes to Condensed Financial Statements (Unaudited)	F-6 - F-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	7

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 6.	Exhibits.	9

Signatures		10

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012.

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED).

PAGES	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED).

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED).

PAGES	F-6 - F-24	NOTES TO CONDENSED FINANCIAL STATEMENTS (UANUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$134,602	$53,782
Prepaid expenses	4,485	2,270
Loan receivable	6,000	6,000
Interest receivable	238	192
Total Current Assets	145,325	62,244

Property and Equipment, net	15,131	16,508

Total Assets	$160,456	$78,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$357,238	$329,226
Current portion of loan payable	5,119	4,377
Royalty agreement payable - related party	66,000	66,000
Accrued expenses - related party	883,825	804,187
Loan payable - related party	150,000	-
Derivative liability	-	-
Total Current Liabilities	1,462,182	1,203,790

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	2,951	4,378

Total Liabilities	1,470,133	1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
605,176,913 and 603,269,838 shares issued and outstanding, respectively	6,460,920	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deficit accumulated during the development stage	(8,712,934)	(8,437,673)
	.
Total Stockholders' Deficit	(1,309,677)	(1,134,416)

Total Liabilities and Stockholders' Deficit	$160,456	$78,752

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Period from April 25, 2006 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	27,544	60,830	1,967,043
Public Relations	-	-	219,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	16,867	21,597	351,942
Officer's Salary	58,989	55,650	1,662,503
Contract Settlement	-	-	107,143
Research and Development	155,283	-	1,457,292
Total Operating Expenses	258,683	138,077	5,885,813

Loss from Operations	(258,683)	(138,077)	(5,885,813)

Other Income/(Expenses)
Other income	-	-	7,881
Interest income	47	45	239
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	119,485
Interest expense	(16,625)	-	(164,538)
Total Other Income/(Expenses)	(16,578)	45	(2,827,118)

Net (Income) Loss before Provision for Income Taxes	(275,261)	(138,032)	(8,712,931)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(275,261)	$(138,032)	$(8,712,931)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	603,980,849	587,939,504

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to March 31, 2013
(Unaudited)

	Preferred Stock		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Deferred	Deficit Accumulated during Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(275,261)	(275,261)

Balance, December 31, 2012	-	-	603,269,838	6,360,920	-	-	1,122,311	22,000	920,337	-	(7,510,013)	(206,756)

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	-	-	-	-	(275,261)	(275,261)

Balance, March 31, 2013	-	$-	605,176,913	$6,460,920	-	$-	1,122,311	$22,000	$920,337	$-	$(7,785,274)	$(382,017)

See accompanying notes to condensed financial statements

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from April 25, 2006 (Inception) to March 31,
	2013	2012	2013

Cash Flows From Operating Activities:
Net Loss	$(275,261)	$(138,032)	$(8,712,931)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,377	1,388	12,783
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	-	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	-	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,215)	-	(4,485)
Increase in accrued expenses and other payables - related party	79,634	95,069	1,449,233
Increase in accounts payable	28,014	24,340	357,238
Net Cash Used In Operating Activities	(168,451)	(17,235)	(2,132,844)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	(46)	(45)	(238)
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	(46)	(45)	(34,152)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	150,000	-	150,000
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(683)	(934)	8,071
Proceeds from issuance of common stock	100,000	100,000	2,023,527
Net Cash Provided by Financing Activities	249,317	99,066	2,301,598

Net Increase (Decrease) in Cash	80,820	81,786	134,602

Cash at Beginning of Period	53,782	195,409	-

Cash at End of Period	$134,602	$277,195	$134,602

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$2,569,838	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

See accompanying notes to condensed financial statements

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” As of March 31, 2013 and 2012, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
(UNAUDITED)

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

(K) Reclassification

The 2013 financial statements have been reclassified to conform to the 2012 presentation.

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

There were no impairment losses recorded during the three months ended March 31, 2013 and 2012.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,316,857 and stockholders’ deficiency of $1,309,677 and used $2,132,844 of cash in operations from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	EQUIPMENT

At March 31, 2013 and 2012 equipment is as follows:

	As of March 31, 2013	As of December 31, 2012

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(12,783)	(5,823)

Total Property and Equipment	$15,131	$22,091

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $1,377 and $1,388 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 5	LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%, and is secured by an automobile.

NOTE 6	LOAN PAYABLE – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At March 31, 2013 the Company recorded interest expense and related accrued interest payable of $412.

NOTE 7	STOCKHOLDERS’ DEFICIT

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
AS OF MARCH 31, 2013
(UNAUDITED)

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
AS OF MARCH 31, 2013
(UNAUDITED)

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
AS OF MARCH 31, 2013
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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 8(C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement. The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 8(C)).

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services. On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days. The Company started receiving services beginning October 5, 2009. As of March 31, 2010 $200,000 was recorded (See Note 8(D)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met. As of March 31, 2010, $5,000 was recognized as deferred compensation (See Note 8).

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 8(C )).

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

On August 26, 2010 the Company issued 280,000 shares with a fair value of $14,000 ($0.05/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past (See Note 8 (C)).

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services (See Note 8 (C)).

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 8 (C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support. On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 8(C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support. On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 8(C)).

On September 23, 2010 the Company issued 387,500 shares with a fair value of $31,000 ($0.08/share) to a consultant for legal services incurred on behalf of the Company.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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
AS OF MARCH 31, 2013
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

NOTE 8	COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder. The addendum also eliminated the various milestone achievement awards from the prior employment agreements. In addition, the addendum reduced the interest rate to 3% per year. Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company. This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010. In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012. The agreement was subsequently extended to October 30, 2013.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. The employee is also to receive a 20% bonsus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors (See Note 9).

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
AS OF MARCH 31, 2013
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer. In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party. On December 21, 2007 the officer extended the due date to July 30, 2008. On May 30, 2008 the officer extended the due date to December 31, 2008. On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. The due date was extended to March 31, 2011. On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully. Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made. During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made. As of March 31, 2013 the outstanding balance is $66,000. As of March 31, 2013, the Company recorded interest expense and related accrued interest payable of $5,298 (See Note 9).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university. The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013. Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the year ended December 31, 2012 the Company paid $465,293 in research and development fees. For the three months ended March 31, 2013 the Company paid $155,283 in research and development fees.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution. These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price. Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share). As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share). On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share). On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement. The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009. On August 26, 2010, the Company entered into an addendum to the employment agreement where the monthly fee to the consultant was increased to $10,000 per month starting on September 1, 2010. On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past In addition, On August 26, 2010 the Company issued 4,500,000 bonus shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services and 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 7(C) ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

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

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000. On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 7(C)).

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value. The agreement will remain in effect until January 29, 2011(See Note 7(E)).

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
AS OF MARCH 31, 2013
(UNAUDITED)

(E) Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2012 and expires on March 31, 2013. Total base rent due during the term of the lease is $12,000.

Rent expense for the three months ended March 31, 2013 is 3,328.

NOTE 9	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776. As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer. In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party. On December 21, 2007 the officer extended the due date to July 30, 2008. On May 30, 2008 the officer extended the due date to March 31, 2009. On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully. An additional payment of $10,000 was made on January 15, 2010. During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of March 31, 2013, the outstanding balance is $66,000. Additionally, the accrued expenses are accruing 7% interest per year. As of March 31, 2013 the Company recorded interest expense and related accrued interest payable of $5,298 (See Note 8(C)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

As of March 31 2013, the Company owes $635,910 in accrued salary to principal stockholder. On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder. Also, the interest rate was reduced to 3% per year. In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012. The agreement was subsequently extended to October 31, 2013. As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock. On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. The employee is also to receive a 20% bonsus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors (See Note 7(A)).

On February 25, 2013 the Company received $150,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At March 31, 2013 the Company recorded interest expense and related accrued interest payable of $412.

NOTE 10	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2013, the date on which the financial statements were available to be issued.

On April 1, 2013 the Company issued 822,368 shares of common stock for $50,000 ($0.06/share).

On April 15, 2013 the Company issued 884,434 shares of common stock for $75,000 ($0.08/share).

On April 17, 2013, the Company held a special meeting of shareholders at which the shareholders of the Company approved  the amendment of the Articles of Incorporation of the Company to add:

-
a new Article 9 to read as follows: “Article 9. Any public notice or notice to the shareholders, including notice of meetings of the shareholders and notices which are permitted or required by law to shareholders, may be made by publication on the Company’s website, or by other electronic means, to the extent that such means of publication are allowed by applicable law.”

-
a new Article 10 to read as follows: “Article 10.  Any action permitted to be taken at a shareholders' meeting may be taken without a meeting, and without prior notice, if consents in writing setting forth the action so taken are signed by the holders of outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted.”

-
a new Article 11 to read as follows: “Article 11. The Board of Directors is expressly authorized at any time, and from time to time, to (x) classify any unissued shares in one or more classes or in one or more series within a class, (y) reclassify any unissued shares of any class into one (1) or more classes or into one (1) or more series within one (1) or more classes, or (z) reclassify any unissued shares of any series of any class into one (1) or more classes or into one (1) or more series within a class; with such voting powers and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors, and as are not stated and expressed in these Articles of Incorporation, or any amendment thereto.”

On April 30, 2013, the Company entered into a letter agreement with Calm Seas Capital, LLC for an equity line up to an aggregate of $2,500,000.

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

Recent Developments

On April 30, 2013, the Company entered into a letter agreement for an equity line (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”). Under the Letter Agreement, during the commitment period we may put to Calm Seas up to an aggregate of $2,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest closing “bid” price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement. We may only put shares at the beginning of each calendar month, unless Calm Seas accepts an additional put (as described below). The dollar value that we will be permitted to put each month pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000. We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas. The commitment period starts on the date when a registration stamen covering the shares issuable under the Letter Agreement is declared effective by the SEC and ends on the earlier of (i) the drawing down of the entire commitment amount of $2,500,000 or (ii) a date that is 24 months after such effective date.

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

»	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster SilkTM.

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

Results of Operations

Three Months ended March 31, 2013 and 2012.

Revenue for the three months ended March 31, 2013 was $0. This compares to $0 in revenue for the three month period which ended March 31, 2012. Operating expenses for the three months ended March 31, 2013 and 2012 were $258,683 and $138,077, respectively. The primary reason for the increase was an increase in research and development spending. Research and development expenses for the three months ended March 31, 2013 and 2012 were $155,283 and $0, respectively. In addition, we had the following expenses during the three month periods which ended March 31, 2013 and 2012: general and administrative $27,544 and $60,830, respectively, professional fees $16,867 and $21,597, respectively, officer’s salary $58,989 and $55,650, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of March 31, 2013 we had $134,602 in cash compared to $277,195 as of March 31, 2012.

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

On April 15, 2013 the Company issued 884,434 shares of common stock for $75,000 ($0.08/share).

The foregoing issuance of the shares was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on April 17, 2013.  At the meeting, the following matters were submitted to a vote of the stockholders of the Company:

The approval of the amendment of the Articles of Incorporation of the Company to add:

-
a new Article 9 to read as follows: “Article 9. Any public notice or notice to the shareholders, including notice of meetings of the shareholders and notices which are permitted or required by law to shareholders, may be made by publication on the Company’s website, or by other electronic means, to the extent that such means of publication are allowed by applicable law.”

-
a new Article 10 to read as follows: “Article 10.  Any action permitted to be taken at a shareholders' meeting may be taken without a meeting, and without prior notice, if consents in writing setting forth the action so taken are signed by the holders of outstanding shares having not less than the minimum number of votes that would be required to authorize or take the action at a meeting at which all shares entitled to vote on the action were present and voted.”

-
a new Article 11 to read as follows: “Article 11. The Board of Directors is expressly authorized at any time, and from time to time, to (x) classify any unissued shares in one or more classes or in one or more series within a class, (y) reclassify any unissued shares of any class into one (1) or more classes or into one (1) or more series within one (1) or more classes, or (z) reclassify any unissued shares of any series of any class into one (1) or more classes or into one (1) or more series within a class; with such voting powers and such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue thereof adopted by the Board of Directors, and as are not stated and expressed in these Articles of Incorporation, or any amendment thereto.”

A summary of votes is shown below:

For	Against	Abstain
325,792,413	None	None

ITEM 5.	OTHER INFORMATION

On April 30, 2013, the Company entered into a letter agreement for an equity line (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”).

Under the Letter Agreement, over a 24 month period from the Effective Date (as defined below) we may put to Calm Seas up to an aggregate of $2,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest closing “bid” price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement. We may only put shares at the beginning of each calendar month, unless Calm Seas accepts an additional put (as described below). The dollar value that we will be permitted to put each month pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000. We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas.

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

We agreed to file a registration statement covering the resale by Calm Seas of the shares to be issued under the Letter Agreement (the “Registration Statement”). We may issue the first put notice to Calm Seas during the first 5 business days of the month following the month when the Registration Statement has been declared effective (the “Effective Date”).

The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $2,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

The foregoing description of the Letter Amendment is qualified in its entirety by the text of the Letter Agreement which is annexed hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

(a)    Exhibits

10.1	Letter Agreement dated April 30, 2012 by and between the Company and Calm Seas.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: May 15, 2013	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer