Form 10-Q
period 2013-06-30
Kraig Biocraft Laboratories, Inc
filed 2013-08-19
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 621,107,783 shares of the registrant’s common stock, no par value, outstanding as of August 16, 2013.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-2

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2013 (Unaudited)	F-3

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to June 30, 2013 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2013 (Unaudited)	F-5

	Notes to Condensed Financial Statements (Unaudited)	F-6 - F-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	5

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 5.	Other Information	7

Item 6.	Exhibits.	7

Signatures		8

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012.

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGES	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 (UNAUDITED).

PAGES	F-6 - F-24	NOTES TO CONDENSED FINANCIAL STATEMENTS (UANUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets
Cash	$123,751	$53,782
Prepaid expenses	1,577	2,270
Loan receivable	-	6,000
Interest receivable	-	192
Total Current Assets	125,328	62,244

Property and Equipment, net	13,739	16,508

Total Assets	$139,067	$78,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$468,195	$329,226
Current portion of loan payable	4,102	4,377
Royalty agreement payable - related party	66,000	66,000
Accrued expenses - related party	930,483	804,187
Loan payable - related party	150,000	-
Total Current Liabilities	1,618,780	1,203,790

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	2,951	4,378

Total Liabilities	1,626,731	1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
607,729,515 and 603,269,838 shares issued and outstanding, respectively	6,585,920	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	920,337	920,337
Deficit accumulated during the development stage	(9,015,921)	(8,437,673)
	.
Total Stockholders' Deficit	(1,487,664)	(1,134,416)

Total Liabilities and Stockholders' Deficit	$139,067	$78,752

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	33,330	230,176	60,827	275,969	2,000,326
Public Relations	-	-	-	-	219,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	28,605	11,651	45,472	33,248	380,547
Officer's Salary	58,899	50,000	117,888	105,650	1,721,402
Contract Settlement	-	-	-	-	107,143
Research and Development	164,765	210,000	320,050	210,000	1,622,059
Total Operating Expenses	285,599	501,827	544,237	624,867	6,171,367

Loss from Operations	(285,599)	(501,827)	(544,237)	(624,867)	(6,171,367)

Other Income/(Expenses)
Other income	-	3,000	-	3,000	7,881
Interest income	-	55	47	100	239
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(17,436)	(15,036)	(34,061)	(30,073)	(181,974)
Total Other Income/(Expenses)	(17,436)	(11,981)	(34,014)	(26,973)	(2,844,554)

Net (Income) Loss before Provision for Income Taxes	(303,035)	(513,808)	(578,251)	(651,840)	(9,015,921)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(303,035)	$(513,808)	$(578,251)	$(651,840)	$(9,015,921)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	607,591,936	591,010,940	606,208,262	590,839,237

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2013
(Unaudited)

							Common Stock -				Deficit Accumulated
							Class A Shares				during
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Development
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,202,921)	(1,202,921)

Balance, December 31, 2012	-	-	603,269,838	6,360,920	-	-	1,122,311	22,000	920,337	-	(8,437,673)	(1,134,416)

Make up shares issued for the transaction entred during the December 31, 2012 year end			845,800	-	-	-	-	-	-	-	-	-

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Net loss for the six months ended June 30, 2013	-	-	-	-	-	-	-	-	-	-	(578,251)	(578,251)

Balance, June 30, 2013	-	$-	607,729,515	$6,585,920	-	$-	1,122,311	$22,000	$920,337	$-	$(9,015,924)	$(1,487,667)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30.		For the Period from April 25, 2006 (Inception) to June 30,
	2013	2012	2013

Cash Flows From Operating Activities:
Net Loss	$(578,251)	$(651,840)	$(9,015,921)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,769	2,776	14,175
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	510,000	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	168,000
Deferred compensation realized	-	-	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	693	(4,000)	(1,577)
Increase in accrued expenses and other payables - related party	126,287	70,652	1,495,838
Increase in accounts payable	139,026	(266,828)	468,252
Net Cash Used In Operating Activities	(309,476)	(339,240)	(2,273,915)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Write off of note receivable	6,000	-	6,000
Interest receivable	(46)	(100)	(238)
Write off of interest receivable	192	-	238
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	6,146	(100)	(27,914)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	150,000	-	150,000
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(1,701)	(2,184)	7,053
Proceeds from issuance of common stock	225,000	400,000	2,148,527
Net Cash Provided by Financing Activities	373,299	397,816	2,425,580

Net Increase (Decrease) in Cash	69,969	58,476	123,751

Cash at Beginning of Period	53,782	195,409	-

Cash at End of Period	$123,751	$253,885	$123,751

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2013 and 2012, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

There were no impairment losses recorded during the three and six months ended June 30, 2013 and 2012.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,493,455 and stockholders’ deficiency of $1,487,664 and used $2,273,915 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
concern
Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going .

NOTE 3	EQUIPMENT

At June 30, 2013 and December 31, 2012 equipment is as follows:

	As of June 30, 2013	As of December 31, 2012

Automobile	$25,828	$25,828
Office Equipment	2,086	2,086
Less Accumulated Depreciation	(14,175)	(11,406)

Total Property and Equipment	$13,739	$16,508

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $1,392 and $1,378 respectively.

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $2,768 and $2,766 respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED

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
AS OF JUNE 30, 2013
(UNAUDITED)

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

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At June 30, 2013 the Company recorded accrued interest payable of $1,543 a.

NOTE 7	STOCKHOLDERS’ DEFICIT

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
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

On May 19, 2012, the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On June 29, 2012, the Company issued 2,155,172 shares of common stock for $100,000 ($0.04/share).

On December 21, 2012, the Company issued 1,004,832 shares of common stock for $25,000 ($0.02/share).

On February 19, 2013, the Company issued 961,538 shares of common stock for $50,000 ($0.05/share).

On March 4, 2013, the Company issued 945,537 shares of common stock for $50,000 ($0.05/share).

On April 1, 2013, the Company issued 822,368 shares of common stock for $50,000 ($0.06/share).

On April 15, 2013, the Company issued 884,434 shares of common stock for $75,000 ($0.08/share).

During the six months ended June 30, 2013, the Company had to issue an additional 845,800 make-up shares related to a transaction entered into during the year ended December 31, 2012.

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

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 8(C)).

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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

On May 24, 2012 the Company issued 3,200,000 shares with a fair value of $192,000 ($0.06/share) to consultants for research and development services.

On May 24, 2012 the Company issued 300,000 shares with a fair value of $18,000 ($0.06/share) to a consultant for research and development services provided in the past.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

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
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(UNAUDITED)

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of June 30, 2013 the outstanding balance is $66,000. As of June 30, 2013, the Company recorded interest expense and related accrued interest payable of $1,005 (See Note 9).

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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the year ended December 31, 2012 the Company paid $465,293 in research and development fees.  For the six months ended June 30, 2013 the Company paid $210,000 in research and development fees.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
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

On November 9, 2012, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares. The agreement will remain in effect until May 27, 2013.

(E)Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2012 and expired on March 31, 2013.   Total base rent due during the term of the lease is $12,000.

Rent expense for the six months ended June 30, 2013 is 6,640.

NOTE 9	RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of June 30, 2013, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2013 the Company recorded interest expense and related accrued interest payable of $1,005(See Note 8(C)).

As of June 30, 2013, the Company owes $634,732 in accrued salary to principal stockholder. On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder. Also, the interest rate was reduced to 3% per year. In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012. The agreement was subsequently extended to October 31, 2013. As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock. On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. The employee is also to receive a 20% bonsus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors (See Note 7(A)).

On February 25, 2013 the Company received $150,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At June 30, 2013 the Company recorded interest expense and related accrued interest payable of $1,543.

NOTE 10	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2013, the date on which the financial statements were available to be issued.

On July 11, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

On July 18, 2013, the Company issued 9,857,142 shares of common stock upon exercise of warrants.

On July 25, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

On July 22, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term. The agreement will remain in effect until January 1, 2014.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $120,000 per quarter through March 2014 on collaborative research and development of high strength polymers at the University of Notre Dame. We believe that this research is important to our product development. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Results of Operations

Three and Six Months ended June 30, 2013 and 2012.

Revenue for the three and six months ended June 30, 2012 was $0. This compares to $0 in revenue for the three and six month period which ended June 30, 2012. Operating expenses for the three and six months ended June 30, 2013 were $285,599 and $544,237, respectively. This compares to operating expenses for the three and six months ended June 30, 2012 of $501,827 and $624,867, respectively. The primary reason for the decrease was a decrease in general and administrative expenses. Research and development expenses for the three and six months ended June 30, 2013 were $164,765 and $320,050, respectively, as compared to research and development expenses for the three and six months ended June 30, 2012 of $210,000 and $210,000, respectively. In addition, we had the following expenses during the three and six month periods which ended June 30, 2013: general and administrative $33,330 and $60,827, respectively, professional fees $28,605 and $45,472, respectively, officer’s salary $58,899 and $117,888, respectively and public relations $0 and $0, respectively. This compares to the following expenses during the three and six month periods which ended June 30, 2012: general and administrative $230,176 and $275,969, respectively, professional fees $11,651 and $33,248, respectively, officer’s salary $50,000 and $105,650, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of June 30, 2013 we had $123,751 in cash compared to $253,885 as of June 30, 2012.

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

On November 21, 2012, the Company issued warrants to purchase 10,000,000 shares of common stock to a consultant.

On July 11, 2013, the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

On July 18, 2013, the Company issued 9,857,142 shares of common stock upon exercise of warrants.

On July 22, 2013, the Company issued warrants to purchase 10,000,000 shares of common stock to a consultant.

On July 25, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 5.	OTHER INFORMATION

On July 22, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant to purchase 10,000,000 shares of common stock at an exercise price of $.001 per share with a cashless provision and a five year term. The agreement will remain in effect until January 1, 2014.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: August 19, 2013	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer