Form 10-Q
period 2013-09-30
Kraig Biocraft Laboratories, Inc
filed 2013-11-19
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 632,178,269 shares of the registrant’s common stock, no par value, outstanding as of November 19, 2013.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012 (Restated)	F-1

	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2013 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to September 30, 2013 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2013 (Unaudited)	F-8

	Notes to Condensed Financial Statements (Unaudited)	F-9 - F-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	7

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 5.	Other Information	8

Item 6.	Exhibits.	8

Signatures		9

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Restated)
Current Assets
Cash	$179,674	$53,782
Prepaid expenses	1,231	2,270
Loan receivable	-	6,000
Interest receivable	-	192
Total Current Assets	180,905	62,244

Property and Equipment, net	15,675	16,508

Total Assets	$196,580	$78,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$405,216	$329,226
Current portion of loan payable	1,123	4,377
Royalty agreement payable - related party	66,000	66,000
Accrued expenses - related party	920,895	804,187
Total Current Liabilities	1,393,234	1,203,790

Long Term Liabilities
Convertible note payable - net of debt discount, of $0 and $0	-	5,000
Loan payable, net of current portion	4,302	4,378

Total Liabilities	1,397,536	1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
626,969,935 and 603,269,838 shares issued and outstanding, respectively	7,485,920	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,657,153	1,320,337
Deficit accumulated during the development stage	(10,366,029)	(8,837,673)
	.
Total Stockholders' Deficit	(1,200,956)	(1,134,416)

Total Liabilities and Stockholders' Deficit	$196,580	$78,752

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	(Inception) to
					September 30, 2013

					(Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	772,503	67,203	833,376	343,172	2,772,878
Public Relations	-	-	-	-	619,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	13,111	8,640	58,583	41,888	393,658
Officer's Salary	58,899	55,650	176,787	161,300	1,780,301
Contract Settlement	-	-	-	-	107,143
Research and Development	96,368	145,434	416,418	355,434	1,718,427
Total Operating Expenses	940,881	276,927	1,485,164	901,794	7,512,297

Loss from Operations	(940,881)	(276,927)	(1,485,164)	(901,794)	(7,512,297)

Other Income/(Expenses)
Gain on forgiveness of debt	6,775	-	6,775	-	6,775
Other income	-	-	-	3,000	7,881
Interest income	-	46	47	145	239
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(15,953)	(15,634)	(50,014)	(45,707)	(197,927)
Total Other Income/(Expenses)	(9,178)	(15,588)	(43,192)	(42,562)	(2,853,732)

Net (Loss) before Provision for Income Taxes	(950,059)	(292,515)	(1,528,356)	(944,356)	(10,366,029)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(950,059)	$(292,515)	$(1,528,356)	$(944,356)	$(10,366,029)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	620,402,696	601,265,006	610,945,312	594,339,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
For the period from April 25, 2006 (inception) to September 30, 2013
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
For the period from April 25, 2006 (inception) to September 30, 2013 (Continued)
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
For the period from April 25, 2006 (inception) to September 30, 2013 (Continued)
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
For the period from April 25, 2006 (inception) to September 30, 2013 (Continued)
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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficit
For the period from April 25, 2006 (inception) to September 30, 2013 (Continued)
(Unaudited)

Common Stock -
						Class A Shares				Deficit
Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Accumulated during
Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012 (Restated)	-	-	603,269,838	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Make up shares issued for the transaction entered during the December 31, 2012 year end			845,800	-	-	-	-	-	-	-	-	-

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	-	100,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-	-

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	-	736,816

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	-	-	-	-	-	(1,528,356)	(1,528,356)

Balance, September 30, 2013	-	$-	626,969,935	$7,485,920	-	$-	1,122,311	$22,000	$1,657,153	$-	$(10,366,029)	$(1,200,956)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2013	2012	September 30, 2013
			(Restated)

Cash Flows From Operating Activities:
Net Loss	$(1,528,356)	$(944,356)	$(10,366,029)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,306	4,180	15,706
Gain on forgiveness of debt	(6,775)		(6,775)
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	510,000	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	736,816	-	1,304,816
Deferred compensation realized	-	-	200,000
Write off of note receivable	6,000	-	6,000
Write off of interest receivable	192	-	238
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	1,039	(1,000)	(1,231)
Increase in accrued expenses and other payables - related party	116,687	139,886	1,486,297
Increase in accounts payable	77,785	(164,800)	407,001
Net Cash Used In Operating Activities	(592,306)	(456,090)	(2,556,659)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	-	(145)	(238)
Purchase of Fixed Assets and Domain Name	(3,473)	-	(31,381)
Net Cash Used In Investing Activities	(3,473)	(145)	(37,619)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	150,000	-	150,000
Repayments of Notes Payable - Stockholder	(150,000)	-	(150,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(3,329)	(2,827)	5,425
Proceeds from issuance of common stock	725,000	400,000	2,648,527
Net Cash Provided by Financing Activities	721,671	397,173	2,773,952

Net Increase (Decrease) in Cash	125,892	(59,062)	179,674

Cash at Beginning of Period	53,782	195,409	-

Cash at End of Period	$179,674	$136,347	$179,674

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$400,000	$-	$2,969,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2013 and 2012, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

The computation of basic and diluted loss per share at September 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2013	September 30, 2012

Stock Warrants (Exercise price - $0.001/share)	10,000,000	-

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
AS OF SEPTEMBER 30, 2013
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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

There were no impairment losses recorded during the three and nine months ended September 30, 2013 and 2012.

NOTE 2                   RESTATEMENT OF FINANCIAL STATEMENTS

The audited financial statements  for the year ended December 31, 2012, filed with the SEC on  April 15, 2013, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 10,000,000 warrants to consultant with a fair value of $400,000 should be recorded as a public relations expense (See Note 8(E)).

The effect of the restatement on our previously issued audited financial statements as of December 31, 2012 is as follows:

	RESTATED BALANCE SHEET

	As Reported	Adjustments	Restated

Total Assets	$78,752	$-	$78,752

Total Liabilities	$1,213,168	$-	$1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-	-
Common stock Class A, no par value; unlimited shares authorized,
603,269,838 and 586,720,411 shares issued and outstanding, respectively	6,360,920	-	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	-	22,000
Additional paid-in capital	920,337	400,000	1,320,337
Deferred Compensation	-	-	-
Deficit accumulated during the development stage	(8,437,673)	(400,000)	(8,837,673)
	.
Total Stockholders' Deficit	(1,134,416)	-	(1,134,416)

Total Liabilities and Stockholders' Deficit	$78,752	$-	$78,752

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENT OF OPERATIONS

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2012
	As Reported	Adjustments	Restated
Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	379,326		379,326
Public Relations	-	400,000	400,000
Amortization of Debt Discount	-		-
Professional Fees	48,667		48,667
Officer's Salary	267,120		267,120
Contract Settlement	-		-
Research and Development	465,293		465,293
Total Operating Expenses	1,160,406	400,000	1,560,406
			-
Loss from Operations	(1,160,406)	(400,000)	(1,560,406)
			-
Other Income/(Expenses)			-
Other income	3,000		3,000
Interest income	192		192
Change in fair value of embedded derivative liability	-		-
Change in fair value of embedded derivative liability-related party	-		-
Interest expense	(45,707)		(45,707)
Other expense	-		-
Total Other Income/(Expenses)	(42,515)	-	(42,515)
			-
Net (Income) Loss before Provision for Income Taxes	(1,202,921)	(400,000)	(1,602,921)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(1,202,921)	$(400,000)	$(1,602,921)
			-
Net Income (Loss) Per Share - Basic and Diluted	$(0.00)		$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	596,143,581		596,143,581

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENT OF OPERATIONS

	For the Period from April 25, 2006 (Inception) to December 31, 2012		For the Period from April 25, 2006 (Inception) to December 31, 2012
	As Reported	Adjustments	Restated

Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	1,939,502		1,939,502
Public Relations	219,890	400,000	619,890
Amortization of Debt Discount	120,000		120,000
Professional Fees	335,075		335,075
Officer's Salary	1,603,514		1,603,514
Contract Settlement	107,143		107,143
Research and Development	1,302,009		1,302,009
Total Operating Expenses	5,627,133	400,000	6,027,133
			-
Loss from Operations	(5,627,133)	(400,000)	(6,027,133)
			-
Other Income/(Expenses)			-
Other income	7,881		7,881
Interest income	192		192
Change in fair value of embedded derivative liability	(2,790,185)		(2,790,185)
Change in fair value of embedded derivative liability-related party	119,485		119,485
Interest expense	(147,913)		(147,913)
Total Other Income/(Expenses)	(2,810,540)	-	(2,810,540)
			-
Net (Income) Loss before Provision for Income Taxes	(8,437,673)	(400,000)	(8,837,673)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(8,437,673)	$(400,000)	$(8,837,673)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2012
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(1,202,921)	$(400,000)	$(1,602,921)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,583		5,583
Stock issuable for services	-		-
Change in Fair Value of Derivative Liability	-		-
Stock issued for services	550,000		550,000
Warrants issued to employees	-		-
Warrants issued to consultants	-	400,000	400,000
Deferred compensation realized	-		-
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(2,270)		(2,270)
(Increase)Decrease in other receivables			-
Increase in accrued expenses and other payables - related party	238,977		238,977
Increase in accounts payable	(152,291)		(152,291)
Net Cash Used In Operating Activities	(562,922)	-	(562,922)

	RESTATED STATEMENTS OF CASH FLOWS

	For the Period from April 25, 2006 (Inception) to December 31, 2012		For the Period from April 25, 2006 (Inception) to December 31, 2012
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(8,437,673)	$(400,000)	$(8,837,673)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	11,406		11,406
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(2,270)		(2,270)
Increase in accrued expenses and other payables - related party	1,369,600		1,369,600
Increase in accounts payable	329,226		329,226
Net Cash Used In Operating Activities	(1,964,393)	-	(1,964,393)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENT OF OPERATIONS

	For the Period from April 25, 2006 (Inception) to March 31, 2013		For the Period from April 25, 2006 (Inception) to March 31, 2013
	As Reported	Adjustments	Restated

Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	1,967,043		1,967,043
Public Relations	219,890	400,000	619,890
Amortization of Debt Discount	120,000		120,000
Professional Fees	351,942		351,942
Officer's Salary	1,662,503		1,662,503
Contract Settlement	107,143		107,143
Research and Development	1,457,292		1,457,292
Total Operating Expenses	5,885,813	400,000	6,285,813
			-
Loss from Operations	(5,885,813)	(400,000)	(6,285,813)
			-
Other Income/(Expenses)			-
Other income	7,881		7,881
Interest income	192		192
Change in fair value of embedded derivative liability	(2,790,185)		(2,790,185)
Change in fair value of embedded derivative liability-related party	119,485		119,485
Interest expense	(164,538)		(164,538)
Total Other Income/(Expenses)	(2,827,165)	-	(2,827,165)
			-
Net (Income) Loss before Provision for Income Taxes	(8,712,978)	(400,000)	(9,112,978)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(8,712,978)	$(400,000)	$(9,112,978)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENT OF OPERATIONS

	For the Period from April 25, 2006 (Inception) to June 30, 2013		For the Period from April 25, 2006 (Inception) to June 30, 2013
	As Reported	Adjustments	Restated

Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	2,000,326		2,000,326
Public Relations	219,890	400,000	619,890
Amortization of Debt Discount	120,000		120,000
Professional Fees	380,547		380,547
Officer's Salary	1,721,402		1,721,402
Contract Settlement	107,143		107,143
Research and Development	1,622,059		1,622,059
Total Operating Expenses	6,171,367	400,000	6,571,367
			-
Loss from Operations	(6,171,367)	(400,000)	(6,571,367)
			-
Other Income/(Expenses)			-
Other income	7,881		7,881
Interest income	239		239
Change in fair value of embedded derivative liability	(2,790,185)		(2,790,185)
Change in fair value of embedded derivative liability-related party	119,485		119,485
Interest expense	(181,974)		(181,974)
Total Other Income/(Expenses)	(2,844,554)	-	(2,844,554)
			-
Net (Income) Loss before Provision for Income Taxes	(9,015,921)	(400,000)	(9,415,921)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(9,015,921)	$(400,000)	$(9,415,921)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

	RESTATED STATEMENTS OF CASH FLOWS

	For the Period from April 25, 2006 (Inception) to March 31, 2013		For the Period from April 25, 2006 (Inception) to March 31, 2013
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(8,712,978)	$(400,000)	$(9,112,978)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	12,783		12,783
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(4,485)		(4,485)
Increase in accrued expenses and other payables - related party	1,449,233		1,449,233
Increase in accounts payable	357,238		357,238
Net Cash Used In Operating Activities	(2,132,891)	-	(2,132,891)

	RESTATED STATEMENTS OF CASH FLOWS

	For the Period from April 25, 2006 (Inception) to June 30, 2013		For the Period from April 25, 2006 (Inception) to June 30, 2013
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(9,015,921)	$(400,000)	$(9,415,921)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	14,175		14,175
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(1,577)		(1,577)
Increase in accrued expenses and other payables - related party	1,495,838		1,495,838
Increase in accounts payable	468,252		468,252
Net Cash Used In Operating Activities	(2,273,915)	-	(2,273,915)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 3                   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,212,329 and stockholders’ deficiency of $1,200,956 and used $2,556,659 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4                   EQUIPMENT

         At September 30, 2013 and December 31, 2012 equipment is as follows:

	As of September 30, 2013	As of December 31, 2012

Automobile	$25,828	$25,828
Office Equipment	5,560	2,086
Less Accumulated Depreciation	(15,713)	(11,406)

Total Property and Equipment	$15,675	$16,508

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $1,538 and $1,403 respectively.

Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $4,306 and $4,180 respectively.

NOTE 5	CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expired on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group (see Note 6(D)). The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice (See Note 9).

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

At December 31, 2010, pursuant to the agreement, all outstanding principal and accrued interest on the convertible debt was due, and the conversion rights of the holder terminated.  Accordingly, at December 31, 2010, the Company determined that no derivative liability existed in connection to the outstanding remaining debt of $5,000. For the nine months ended September 30, 2013, the note holder forgave the remaining balance and the $5,000 convertible note balance along with the accrued interest of $1,775 was recorded as a gain on forgiveness of debt. As of September 30, 2013 the remaining convertible note balance was $0.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 6	LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828.24. The loan carries an interest rate of 6.94%, and is secured by an automobile.

NOTE 7	LOAN PAYABLE – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At September 30, 2013 the loan balance was repaid.  The Company recorded accrued interest payable of $2,001.

NOTE 8	STOCKHOLDERS’ DEFICIT

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
AS OF SEPTEMBER 30, 2013
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

On February 19, 2013, the Company issued 961,538 shares of common stock for $50,000 ($0.05/share).

On March 4, 2013, the Company issued 945,537 shares of common stock for $50,000 ($0.05/share).

On April 1, 2013, the Company issued 822,368 shares of common stock for $50,000 ($0.06/share).

On April 15, 2013, the Company issued 884,434 shares of common stock for $75,000 ($0.08/share).

During the nine months ended September 30, 2013, the Company had to issue an additional 845,800 make-up shares related to a transaction entered into during the year ended December 31, 2012.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On July 11, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

On July 25, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

On August 13, 2013 the Company issued 1,838,235 shares of common stock for $100,000 ($0.05/share).

On September 3, 2013 the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On September 19, 2013 the Company issued 2,100,840 shares of common stock for $100,000 ($0.05/share).

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

On July 1, 2009, the issuance of 280,000 shares was approved by the board of directors as repayment for services previously provided to the Company by a consultant having a fair value of $14,000 ($0.05/share) in accordance with a consulting agreement (See Note 9(C)).

On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares were approved to be issued on November 19, 2009 for a fair value of $18,000 (See Note 9(C)).

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of March 31, 2010 $200,000 was recorded (See Note 9(D)).

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of March 31, 2010, $5,000 was recognized as deferred compensation (See Note9).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On May 21, 2010 the Company issued 40,000 shares with a fair value of $400 ($0.01/share) to a consultant for research and development services (See Note 9(C )).

On July 30, 2010 the Company issued 2,400,000 shares with a fair value of $30,000 ($0.0125/share) to a consultant for legal services incurred in behalf of the Company.

On August 26, 2010 the Company issued 280,000 shares with a fair value of $14,000 ($0.05/share) to a consultant for research and development services provided in the past.

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past (See Note 9 (C)).

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services (See Note 9 (C)).

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 9 (C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 9(C)).

On September 16, 2010, the Company entered into an agreement with a consultant to provide technical support.  On September 16, 2010 the Company issued 100,000 shares, as a sign on bonus, with a fair value of $15,000 ($0.15/share) to the consultant for technical support to be provided over the next 3 years. In addition, the consultant shall receive 30,000 shares for three years commencing on or about September 10 of each of the next three years (See Note 9(C)).

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

On November 21, 2012, the Company issued 10-year warrants for 10,000,000 shares with a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered (See Notes 2 and 8(D)). The warrants had a fair value of $400,000, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.23%
Expected term	10 years
Risk free interest rate	1.69. %
Expected forfeitures	0%

On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants (See Note 10).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On July 9, 2013, the Company issued 5-year warrants for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered (See Notes 2 and 8(D)). The warrants had a fair value of $736,816, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	183.35%
Expected term	5 years
Risk free interest rate	1.50. %
Expected forfeitures	0%

	Warrants Issued	Exercise Price	Grant Date
Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	10,000,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, September 30, 2013	10,000,000	$0.001	4.8

Intrinsic Value	570,000

For the nine months ended September 30, 2013, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

0.001	10,000,000	10,000,000	4.775342466	$570,000

For the year ended December 31, 2012, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

0.001	10,000,000	10,000,000	9.895890411	$365,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

NOTE 9                   COMMITMENTS AND CONTINGENCIES

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

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 10).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 7(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  As of December 31, 2011, $12,000 was accrued for unpaid services provided during the year.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of September 30, 2013 the outstanding balance is $66,000. As of September 30, 2013, the Company recorded interest expense and related accrued interest payable of $1,508 (See Note 10).

On February 1, 2007 the Company entered into a consulting agreement for research and development for period of one year at a cost of $150,000.  In April 2008, this agreement was extended through March 31, 2009 on a cost reimbursement basis.  Reimbursements are to be made quarterly and are not to exceed $35,000.  On March 1, 2010 the Company entered into a one year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company was  required to pay up to $150,000 in research and development fees on a cost reimbursement basis.   The agreement expired on February 28, 2011 (See Note 10).

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the year ended December 31, 2012 the Company paid $465,293 in research and development fees.  For the nine months ended September 30, 2013 the Company paid $330,407 in research and development fees.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company paid 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009. On August 26, 2010, the Company entered into an addendum to the employment agreement where the monthly fee to the consultant was increased to $10,000 per month starting on September 1, 2010.  On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past In addition, On August 26, 2010 the Company issued 4,500,000 bonus shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services and 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 8(C) ).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of September 30, 2011, $200,000 was recorded as a consulting expense (See Note7(C)).

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 8(C)).

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value.  The agreement will remain in effect until January 29, 2011(See Note 8(E)).

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

On November 9, 2012, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares. The agreement will remain in effect until May 27, 2013. On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants (See Notes 2 and 7(E)).

On July 9, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term.

On September 30, 2013 the Company entered into a Collaborative Yarn and Textile Development Agreement with a technical textile manufacturing company.  Pursuant to the terms of that agreement the Company has agreed to supply the technical textile manufacturing company with sample quantities of the Company’s recombinant spider silk for the purpose of developing and testing new textiles which are made from, or which incorporate recombinant spider silk.  The agreement provides that the two companies will jointly share, on an equal basis, any intellectual property, including any utility patents, which are developed as a result of this collaboration.  Such intellectual property potentially includes utility patents on textile designs.  The Company has agreed that it will pay half of the cost associated with the filing and prosecution of utility patents relating to intellectual property which is developed through its collaboration with the technical textile manufacturing company.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

(E)Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease began on April 1, 2012 and expired on March 31, 2013.   Total base rent due during the term of the lease is $12,000.

Rent expense for the nine months ended September 30, 2013 is 10,127.

NOTE 10                   RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of September 30, 2013, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2013 the Company recorded interest expense and related accrued interest payable of $1,508(See Note 9(C)).

As of September 30, 2013, the Company owes $638,837 in accrued salary to principal stockholder.    On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  Also, the interest rate was reduced to 3% per year.  In exchange the Company will issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.  The agreement was subsequently extended to October 31, 2013.  As of June 30, 2011, no accrued salary has been converted to Class “A” Common Stock.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 7(A)).

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At September 30, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 11                   SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 19, the date on which the financial statements were issued.

On October 3, 2013 the Company issued 2,604,167 shares of common stock for $100,000 ($0.04/share).

On October 17, 2013 the Company issued 2,604,167 shares of common stock for $100,000 ($0.04/share).

On October 15, 2013 the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement the scientific researcher will transfer to the Company his rights to intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher will receive 8,000,000 warrants of the Company’s stock, exercisable 24 months from the date of the agreement.  The researcher will also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement the researcher will receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the consultant performs the contract in good faith the consultant will be entitled to an additional 8,000 warrants.  The warrants described in this note all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.

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

Recent Developments

On September 30, 2013, the Company entered into a Collaborative Yarn and Textile Development Agreement with a technical textile manufacturing company.  Pursuant to the terms of that agreement the Company has agreed to supply the technical textile manufacturing company with sample quantities of the Company’s recombinant spider silk for the purpose of developing and testing new textiles which are made from, or which incorporate recombinant spider silk.  The agreement provides that the two companies will jointly share, on an equal basis, any intellectual property, including any utility patents, which are developed as a result of this collaboration.  Such intellectual property potentially includes utility patents on textile designs.  The Company has agreed that it will pay half of the cost associated with the filing and prosecution of utility patents relating to intellectual property which is developed through its collaboration with the technical textile manufacturing company.

Results of Operations

Three and Nine Months ended September 30, 2013 and 2012.

Revenue for the three and nine months ended September 30, 2013 was $0. This compares to $0 in revenue for the three and nine month period which ended September 30, 2012. Operating expenses for the three and nine months ended September 30, 2013 were $940,881 and $1,485,164, respectively. This compares to operating expenses for the three and nine months ended September 30, 2012 of $276,927 and $901,794, respectively. The increase in operating expenses was primarily due to the increase of general and administrative expenses resulting from the issuance of warrants to purchase 10,000,000 shares of common stock to a consultant. Research and development expenses for the three and nine months ended September 30, 2013 were $96,368 and $416,418, respectively, as compared to research and development expenses for the three and nine months ended September 30, 2012 of $145,434 and $355,434, respectively. In addition, we had the following expenses during the three and nine month periods which ended September 30, 2013: general and administrative $772,503 and $833,376, respectively, professional fees $13,111 and $58,583, respectively, officer’s salary $58,899 and $176,787, respectively and public relations $0 and $0, respectively. This compares to the following expenses during the three and nine month periods which ended September 30, 2012: general and administrative $67,203 and $343,172, respectively, professional fees $8,640 and $41,888, respectively, officer’s salary $55,650 and $161,300, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of September 30, 2013 we had $179,674 in cash compared to $136,347 as of September 30, 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-          Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-          Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

On July 9, 2013, the Company issued 5-year warrants for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share.

On August 13, 2013 the Company issued 1,838,235 shares of common stock for $100,000 ($0.05/share).

On September 3, 2013 the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On September 19, 2013 the Company issued 2,100,840 shares of common stock for $100,000 ($0.05/share).

On October 3, 2013 the Company issued 2,604,167 shares of common stock for $100,000 ($0.04/share).

On October 17, 2013 the Company issued of 2,604,167 shares of common stock for $100,000 ($0.04/share).

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

KRAIG BIOCRAFT LABORATORIES, INC.

November 19, 2013	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer and Chief Financial Officer