Form 10-K/A
period 2012-12-31
Kraig Biocraft Laboratories, Inc
filed 2013-12-24
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

Documents Incorporated by Reference: None.

Explanatory Note

As previously reported in the current report on Form 8-K filed by Kraig Biocraft Laboratories, Inc., a Wyoming corporation (the “Company”) with the SEC on November 7, 2013, on November 6, 2013, the Board of Directors of the Company, concluded, based on the recommendation of management, that issuance of certain warrants to purchase 10,000,000 shares of common stock (the “Warrants”) to a consultant valued at $400,000 using the Black-Scholes option pricing model had not been accounted for in the financial statements of the Company for the fiscal year ended December 31, 2012, which financial statements should therefore be restated to correct this error.

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on April 15, 2013 (the "Original Filing"), to include its restated audited financial statements for the fiscal year ended December 31, 2012 together with the audit opinion reissued by the Company’s independent registered public accounting firm, which had audited the financial statements of the Company for the fiscal year ended December 31, 2012. Except as described above, no other changes have been made to the original report and have not been included in this Amended Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer are filed as Exhibits 31.1 and 32.1.

This Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing and the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

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

Operating expenses for the twelve months ended December 31, 2012 were $ 1,560,406. This compares to $1,297,410 in expenses during the twelve month period which ended December 31, 2011. Research and development expenses for the twelve months ended December 31, 2012 were $465,293. This compares to $250,598 spent on research and development during the twelve months ended December 31, 2011. The increase in research and development spending was the result of the reimbursement nature of our collaborative research agreement with the University of Notre Dame. In addition, we had the following expenses during the twelve month period which ended December 31, 2012: general and administrative $379,326, professional fees $48,667, officer’s salary $267,120 and public relations $400,000. This compares to the same expenses during the twelve month period which ended December 31, 2011: general and administrative $786,909, professional fees $49,903, officer’s salary $210,000 and public relations $0.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	3	BALANCE SHEETS AS OF DECEMBER 31, 2012 (RESTATED) AND DECEMBER 31, 2011.

PAGE	4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 (RESTATED) AND 2011 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2012 (RESTATED).

PAGES	5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2012 (RESTATED).

PAGE	6	STATEMENTS OF CASH FLOWS FOR YEARS ENDED DECEMBER 31, 2012 (RESTATED) AND 2011 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2012 (RESTATED).

PAGES	7 - 28	NOTES TO FINANCIAL STATEMENTS.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PS STEPHENSON & CO, P.C.

Wharton, Texas
April 10, 2013, except for Note 2 which is December 6, 2013

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2012	December 31, 2011
	( Restated)
Current Assets
Cash	$53,782	$195,409
Prepaid expenses	2,270	-
Loan receivable	6,000	6,000
Interest receivable	192	-
Total Current Assets	62,244	201,409

Property and Equipment, net	16,508	22,091

Total Assets	$78,752	$223,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$329,226	$481,517
Current portion of loan payable	4,377	3,811
Royalty agreement payable - related party	66,000	67,000
Accrued expenses - related party	804,187	564,211
Total Current Liabilities	1,203,790	1,116,539

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	4,378	8,456

Total Liabilities	1,213,168	1,129,995

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized, none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized 603,269,838 and 586,720,411 shares issued
and outstanding, respectively	6,360,920	5,385,920
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,320,337	920,337
Deficit accumulated during the development stage	(8,837,673)	(7,234,752)
	.
Total Stockholders' Deficit	(1,134,416)	(906,495)

Total Liabilities and Stockholders' Deficit	$78,752	$223,500

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended
	December 31, 2012	December 31, 2011	For the Period from April 25, 2006 (Inception) to
			December 31, 2012
	( Restated)		(Restated)

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	379,326	786,909	1,939,502
Public Relations	400,000	-	619,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	48,667	49,903	335,075
Officer's Salary	267,120	210,000	1,603,514
Contract Settlement	-	-	107,143
Research and Development	465,293	250,598	1,302,009
Total Operating Expenses	1,560,406	1,297,410	6,027,133

Loss from Operations	(1,560,406)	(1,297,410)	(6,027,133)

Other Income/(Expenses)
Other income	3,000	2,100	7,881
Interest income	192	-	192
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	119,485
Interest expense	(45,707)	-	(147,913)
Total Other Income/(Expenses)	(42,515)	2,100	(2,810,540)

Net (Income) Loss before Provision for Income Taxes	(1,602,921)	(1,295,310)	(8,837,673)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(1,602,921)	$(1,295,310)	$(8,837,673)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	596,143,581	572,708,020

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to December 31, 2012

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Warrants issued for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012 (As Restated)	-	$-	603,269,838	$6,360,920	-	$-	1,122,311	$22,000	$1,320,337	$-	$(8,837,673)	$(1,134,416)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from April 25, 2006
			(Inception) to
	2012	2011	December 31, 2012
	(Restated)		( Restated)

Cash Flows From Operating Activities:
Net Loss	$(1,602,921)	$(1,295,310)	$(8,837,673)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,583	5,370	11,406
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	550,000	312,000	1,458,180
Warrants issued to employees		-	126,435
Warrants issued to consultants	400,000	-	568,000
Deferred compensation realized	-	26,000	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	(2,270)	-	(2,270)
Increase in accrued expenses and other payables - related party	238,977	153,256	1,369,600
Increase in accounts payable	(152,291)	242,588	329,226
Net Cash Used In Operating Activities	(562,922)	(556,096)	(1,964,393)

Cash Flows From Investing Activities:
Loan receivable	-	(6,000)	(6,000)
Interest receivable	(192)	-	(192)
Purchase of Fixed Assets and Domain Name	-	(1,174)	(27,914)
Net Cash Used In Investing Activities	(192)	(7,174)	(34,106)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(3,513)	(3,561)	8,754
Proceeds from issuance of common stock	425,000	670,000	1,923,527
Net Cash Provided by Financing Activities	421,487	666,439	2,052,281

Net Increase (Decrease) in Cash	(141,627)	103,169	53,782

Cash at Beginning of Period	195,409	92,240	-

Cash at End of Period	$53,782	$195,409	$53,782

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$2,569,838	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

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

(D) Loss Per Share (Restated)

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2012 and 2011, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at  December 31, 2012 and 2011 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2012	December 31, 2011

Stock Warrants (Exercise price - $0.001/share)	10,000,000	-

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

(F) Income Taxes (Restated)

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2012	2011

Expected income tax recovery (expense) at the statutory rate of 34%	$(544,999)	$(440,405)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	324,053	527
Change in valuation allowance	220,946	438,879

Provision for income taxes	$-	$-

         The components of deferred income taxes are as follows:

	Years Ended December,
	2012	2011

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,029,742	1,808,796
Valuation allowance	(2,029,742)	(1,808,796)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

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

NOTE 2                   RESTATEMENT OF FINANCIAL STATEMENTS

The audited financial statements  for the year ended December 31, 2012, filed with the SEC on  April 15, 2013, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 10,000,000 warrants to consultant with a fair value of $400,000 should be recorded as a public relations expense (See Note 7(E)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

The effect of the restatement on our previously issued audited financial statements as of December 31, 2012 is as follows:

	RESTATED BALANCE SHEET			Note

	As Reported	Adjustments	Restated

Total Assets	$78,752	$-	$78,752

Total Liabilities	$1,213,168	$-	$1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized, none issued and outstanding
Common stock Class A, no par value; unlimited shares authorized, 603,269,838 and 586,720,411 shares issued and outstanding, respectively	6,360,920	-	6,360,920
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-	-	1
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	-	22,000
Additional paid-in capital	920,337	400,000	1,320,337
Deferred Compensation	-	-	-
Deficit accumulated during the development stage	(8,437,673)	(400,000)	(8,837,673)	1
	.
Total Stockholders' Deficit	(1,134,416)	-	(1,134,416)

Total Liabilities and Stockholders' Deficit	$78,752	$-	$78,752

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

	RESTATED STATEMENT OF OPERATIONS			Note

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2012
	As Reported	Adjustments	Restated
Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	379,326		379,326
Public Relations	-	400,000	400,000	1
Amortization of Debt Discount	-		-
Professional Fees	48,667		48,667
Officer's Salary	267,120		267,120
Contract Settlement	-		-
Research and Development	465,293		465,293
Total Operating Expenses	1,160,406	400,000	1,560,406
			-
Loss from Operations	(1,160,406)	(400,000)	(1,560,406)
			-
Other Income/(Expenses)			-
Other income	3,000		3,000
Interest income	192		192
Change in fair value of embedded derivative liability	-		-
Change in fair value of embedded derivative liability-related party	-		-
Interest expense	(45,707)		(45,707)
Other expense	-		-
Total Other Income/(Expenses)	(42,515)	-	(42,515)
			-
Net (Income) Loss before Provision for Income Taxes	(1,202,921)	(400,000)	(1,602,921)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(1,202,921)	$(400,000)	$(1,602,921)
			-
Net Income (Loss) Per Share - Basic and Diluted	$(0.00)		$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	596,143,581		596,143,581

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

	RESTATED STATEMENT OF OPERATIONS			Note

	For the Period from April 25, 2006 (Inception) to December 31, 2012		For the Period from April 25, 2006 (Inception) to December 31, 2012
	As Reported	Adjustments	Restated

Revenue	$-		$-
			-
Operating Expenses			-
General and Administrative	1,939,502		1,939,502
Public Relations	219,890	400,000	619,890	1
Amortization of Debt Discount	120,000		120,000
Professional Fees	335,075		335,075
Officer's Salary	1,603,514		1,603,514
Contract Settlement	107,143		107,143
Research and Development	1,302,009		1,302,009
Total Operating Expenses	5,627,133	400,000	6,027,133
			-
Loss from Operations	(5,627,133)	(400,000)	(6,027,133)
			-
Other Income/(Expenses)			-
Other income	7,881		7,881
Interest income	192		192
Change in fair value of embedded derivative liability	(2,790,185)		(2,790,185)
Change in fair value of embedded derivative liability-related party	119,485		119,485
Interest expense	(147,913)		(147,913)
Total Other Income/(Expenses)	(2,810,540)	-	(2,810,540)
			-
Net (Income) Loss before Provision for Income Taxes	(8,437,673)	(400,000)	(8,837,673)
			-
Provision for Income Taxes	-	-	-
			-
Net Income (Loss)	$(8,437,673)	$(400,000)	$(8,837,673)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

	RESTATED STATEMENTS OF CASH FLOWS			Note

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2012
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(1,202,921)	$(400,000)	$(1,602,921)	1
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,583		5,583
Stock issuable for services	-		-
Change in Fair Value of Derivative Liability	-		-
Stock issued for services	550,000		550,000
Warrants issued to employees	-		-
Warrants issued to consultants	-	400,000	400,000
Deferred compensation realized	-		-
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(2,270)		(2,270)
(Increase)Decrease in other receivables			-
Increase in accrued expenses and other payables - related party	238,977		238,977
Increase in accounts payable	(152,291)		(152,291)
Net Cash Used In Operating Activities	(562,922)	-	(562,922)

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

	RESTATED STATEMENTS OF CASH FLOWS			Note

	For the Period from April 25, 2006 (Inception) to December 31, 2012		For the Period from April 25, 2006 (Inception) to December 31, 2012
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(8,437,673)	$(400,000)	$(8,837,673)	1
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	11,406		11,406
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000	1
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(2,270)		(2,270)
Increase in accrued expenses and other payables - related party	1,369,600		1,369,600
Increase in accounts payable	329,226		329,226
Net Cash Used In Operating Activities	(1,964,393)	-	(1,964,393)

Note:

1.  Adjustment to recongnize 10,000,000 warrants issued to consultant on November 21, 2012, with fair value of $400,000 (See Note 7(E)).

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

At December 31, 2012 and 2011 equipment is as follows:

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

Schedule maturities of long-term obligations at years ending December 31:
2013	$4,377
2014	4,378

$8,755

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

NOTE 7   STOCKHOLDERS’ DEFICIT (RESTATED)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On November 21, 2012, the Company issued 10-year warrants for 10,000,000 shares with a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered (See Notes 2 and 8(D)). The warrants had a fair value of $400,000, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.23%
Expected term	10 years
Risk free interest rate	1.69. %
Expected forfeitures	0%

For the year ended December 31, 2012, the following warrants were outstanding:

Exercise	Warrants	Warrants	Weighted Average Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value
$0.001	10,000,000	10,000,000	9.895890411	$365,000

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

NOTE 8                   COMMITMENTS AND CONTINGENCIES (RESTATED)

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of December 31, 2012 the outstanding balance is $66,000. As of December 31, 2012, the Company recorded interest expense and related accrued interest payable of $3,288 (See Note 9).

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

On November 9, 2012, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares. The agreement will remain in effect until May 27, 2013 (See Notes 2 and 7(E)).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 AND 2011

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of December 31, 2012, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2012 the Company recorded interest expense and related accrued interest payable of $4,796 (See Note 8(C)).

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

NOTE 10                   SUBSEQUENT EVENTS (RESTATED)

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

The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Report of PS Stephenson & Co., P.C., Independent Registered Public Accounting Firm, are included in this report:

●	Report of PS Stephenson & Co., P.C., Independent Registered Public Accounting Firm.
●	Balance Sheets at December 31, 2012 (Restated) and 2011
●	Statements of Operations for the years ended December 31, 2012 (Restated) and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012 (Restated)
●	Statements of Stockholders’ Equity/(Deficit) for the period from April 25, 2006 (inception) to December 31, 2012 (Restated)
●	Statements of Cash Flows for the years ended December 31, 2012 (Restated) and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012 (Restated)
●	Notes to Financial Statements for the years ended December 31, 2012 and 2011 and for the period from April 25, 2006 (inception) to December 31, 2012

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

Kraig Biocraft Laboratories, Inc.

Dated: December 24 , 2013	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson	Chief Executive Officer and Sole Director	December 24, 2013
Kim Thompson