Form 10-Q/A
period 2013-06-30
Kraig Biocraft Laboratories, Inc
filed 2013-12-31
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Restated)	F-2

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2013 (Restated) (Unaudited)	F-3

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to June 30, 2013 (Restated) (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2013 (Restated) (Unaudited)	F-5

	Notes to Condensed Financial Statements (Restated) (Unaudited)	F-6 - F-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3

Item 4.	Controls and Procedures	5

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 5.	Other Information	7

Item 6.	Exhibits.	7

Signatures		8

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

The Company is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (the "Amended Filing") to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on August 19, 2013 (the "Original Filing"), to include its restated financial statements for the fiscal quarter ended June 30, 2013. Except as described above, no other changes have been made to the Original Filing and have not been included in this Amended Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer, and Principal Financial Officer and Principal Accounting Officer are filed as Exhibits 31.1 and 32.1.

This Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing and the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (RESTATED).

PAGE	F-3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 (RESTATED) (UNAUDITED).

PAGES	F-4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 (RESTATED)(UNAUDITED).

PAGE	F-5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO JUNE 30, 2013 ((RESTATED) (UNAUDITED).

PAGES	F-6-F-27	NOTES TO CONDENSED FINANCIAL STATEMENTS (RESTATED) (UANUDITED).

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Restated)
Current Assets
Cash	$123,751	$53,782
Prepaid expenses	1,577	2,270
Loan receivable	-	6,000
Interest receivable	-	192
Total Current Assets	125,328	62,244

Property and Equipment, net	13,739	16,508

Total Assets	$139,067	$78,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$468,195	$329,226
Current portion of loan payable	4,102	4,377
Royalty agreement payable - related party	66,000	66,000
Accrued expenses - related party	930,483	804,187
Loan payable - related party	150,000	-
Total Current Liabilities	1,618,780	1,203,790

Long Term Liabilities
Convertible note payable - net of debt discount	5,000	5,000
Loan payable, net of current portion	2,951	4,378

Total Liabilities	1,626,731	1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-
Common stock Class A, no par value; unlimited shares authorized,
607,729,515 and 603,269,838 shares issued and outstanding, respectively	6,585,920	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,320,337	1,320,337
Deficit accumulated during the development stage	(9,415,921)	(8,837,673)
	.
Total Stockholders' Deficit	(1,487,664)	(1,134,416)

Total Liabilities and Stockholders' Deficit	$139,067	$78,752

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from April 25, 2006 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013 (Restated)

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	33,330	230,176	60,827	275,969	2,000,326
Public Relations	-	-	-	-	619,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	28,605	11,651	45,472	33,248	380,547
Officer's Salary	58,899	50,000	117,888	105,650	1,721,402
Contract Settlement	-	-	-	-	107,143
Research and Development	164,765	210,000	320,050	210,000	1,622,059
Total Operating Expenses	285,599	501,827	544,237	624,867	6,571,367

Loss from Operations	(285,599)	(501,827)	(544,237)	(624,867)	(6,571,367)

Other Income/(Expenses)
Other income	-	3,000	-	3,000	7,881
Interest income	-	55	47	100	239
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(17,436)	(15,036)	(34,061)	(30,073)	(181,974)
Total Other Income/(Expenses)	(17,436)	(11,981)	(34,014)	(26,973)	(2,844,554)

Net (Income) Loss before Provision for Income Taxes	(303,035)	(513,808)	(578,251)	(651,840)	(9,415,921)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(303,035)	$(513,808)	$(578,251)	$(651,840)	$(9,415,921)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	607,591,936	591,010,940	606,208,262	590,839,237

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2013
(Unaudited)

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	3,667,316	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	553,518,903	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	586,720,411	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Warrants issued for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012 (Restated)	-	-	603,269,838	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Make up shares issued for the transaction entred during the December 31, 2012 year end			845,800	-	-	-	-	-	-	-	-	-

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Net loss for the six months ended June 30, 2013	-	-	-	-	-	-	-	-	-	-	(578,251)	(578,251)

Balance, June 30, 2013	-	$-	607,729,515	$6,585,920	-	$-	1,122,311	$22,000	$1,320,337	$-	$(9,415,924)	$(1,487,667)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from April 25, 2006 (Inception) to
	2013	2012	June 30, 2013
			(Restated)

Cash Flows From Operating Activities:
Net Loss	$(578,251)	$(651,840)	$(9,415,921)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,769	2,776	14,175
Stock issuable for services	-	-	22,000
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	510,000	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	-	-	568,000
Deferred compensation realized	-	-	200,000
Changes in operating assets and liabilities:
(Increase)Decrease in prepaid expenses	693	(4,000)	(1,577)
Increase in accrued expenses and other payables - related party	126,287	70,652	1,495,838
Increase in accounts payable	139,026	(266,828)	468,252
Net Cash Used In Operating Activities	(309,476)	(339,240)	(2,273,915)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Write off of note receivable	6,000	-	6,000
Interest receivable	(46)	(100)	(238)
Write off of interest receivable	192	-	238
Purchase of Fixed Assets and Domain Name	-	-	(27,914)
Net Cash Used In Investing Activities	6,146	(100)	(27,914)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	150,000	-	150,000
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(1,701)	(2,184)	7,053
Proceeds from issuance of common stock	225,000	400,000	2,148,527
Net Cash Provided by Financing Activities	373,299	397,816	2,425,580

Net Increase (Decrease) in Cash	69,969	58,476	123,751

Cash at Beginning of Period	53,782	195,409	-

Cash at End of Period	$123,751	$253,885	$123,751

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$-	$2,569,838
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

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

BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

                          The computation of basic and diluted loss per share at June 30, 2013 and December 31, 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2013	December 31, 2012

Stock Warrants (Exercise price - $0.001/share)	10,000,000	10,000,000

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

The effect of the restatement on our previously issued audited financial statements as of December 31, 2012 is as follows:

	RESTATED BALANCE SHEET			Note

	As Reported	Adjustments	Restated

Total Assets	$78,752	$-	$78,752

Total Liabilities	$1,213,168	$-	$1,213,168

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, no par value; unlimited shares authorized,
none issued and outstanding	-	-	-
Common stock Class A, no par value; unlimited shares authorized,
603,269,838 and 586,720,411 shares issued and outstanding, respectively	6,360,920	-	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	-	22,000	1
Additional paid-in capital	920,337	400,000	1,320,337
Deferred Compensation	-	-	-
Deficit accumulated during the development stage	(8,437,673)	(400,000)	(8,837,673)	1
	.
Total Stockholders' Deficit	(1,134,416)	-	(1,134,416)

Total Liabilities and Stockholders' Deficit	$78,752	$-	$78,752

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
			-

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
			-

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

On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months once certain conditions are met.  As of March 31, 2010, $5,000 was recognized as deferred compensation (See Note 9).

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On November 21, 20112012, the Company issued 10-year warrants for 10,000,000 shares with a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered (See Notes 2 and 8(D)). The warrants had a fair value of $400,000, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.23%
Expected term	10 years
Risk free interest rate	1.69%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-
Balance, June 30, 2013	10,000,000	$0.001	9.4

Intrinsic Value	590,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

For the six months ended June 30, 2013, the following warrants were outstanding:

Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.001	10,000,000	10,000,000	9.4	$590,000

For the year ended December 31, 2012, the following warrants were outstanding:

			Weighted Average
Exercise	Warrants	Warrants	Remaining	Aggregate
Price	Outstanding	Exercisable	Contractual Life	Intrinsic Value

$0.001	10,000,000	10,000,000	9.895890411	$365,000

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(UNAUDITED)

On May 21, 2010 the Co mpany entered into a three year consulting agreement for research and development.   Pursuant to the terms of the agreement, the Company is required to issue 40,000 shares upon the execution of the agreement and subsequently 10,000 shares per year during the three year term of the agreement.  The annual payment of 10,000 shares for the three years begins on Janaury15 of each of the next three years following the execution of this agreement.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30,2012 an additional payment of $1,000 was made.  As of June 30, 2013 the outstanding balance is $66,000. As of June 30, 2013, the Company recorded interest expense and related accrued interest payable of $1,005 (See Note 10).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. As of June 30, 2013, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2013 the Company recorded interest expense and related accrued interest payable of $1,005(See Note 9(C)).

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

F-27

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

           On July 11, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

           On July 25, 2013 the Company issued 1,760,563 shares of common stock for $100,000 ($0.06/share).

           On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants (See Note8(D)).

          On July 22, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term. The value of the services was $10,000, which approximated fair value.  The agreement will remain in effect until July 23, 2013.

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

KRAIG BIOCRAFT LABORATORIES, INC.

Date: December 31 , 2013	By:	/s/ Kim Thompson
Kim Thompson,
Chief Executive Officer and Chief Financial Officer