Form 10-K
period 2013-12-31
Kraig Biocraft Laboratories, Inc
filed 2014-04-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013 was approximately $16,561,885.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 14, 2014, the registrant had 654,605,270 shares issued and outstanding.

Documents Incorporated by Reference: None.

“Kraig”, “Kraig Biocraft” “KBLB”, “the Company”, “we”, “us” and “our” refer to Kraig Biocraft Laboratories, Inc., a Wyoming corporation, unless the context otherwise requires.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006. We were organized to develop high strength fibers using recombinant DNA technology, for commercial applications in both the specialty fiber and technical textile industries. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products: aramid fibers and ultra-high molecular weight polyethylene fiber. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the textile, specialty fiber and technical textile industries.

Recent Developments

On October 15, 2013, the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement the scientific researcher will transfer to the Company his rights to intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher will receive 8,000,000 warrants of the Company’s stock, exercisable 24 months from the date of the agreement.  The researcher will also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement the researcher will receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the consultant performs the contract in good faith the consultant will be entitled to an additional 8,000 warrants.  The warrants described in this note all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.

On February 17, 2014, the Company entered into two consulting agreements with two consultants for independent technical expertise to further the Company’s business plans and scientific research and development.  As consideration for the services performed, the Company agrees to issue the following to each of the consultants:

●
Within 30 days of the date of this agreement, a warrant for six hundred thousand shares of the Company’s common stock to be exercisable on the 14 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Within 30 days of the date of this agreement, a warrant for one million shares of the Company’s common stock to be exercisable on the 20 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Within 30 days of the date of this agreement, a warrant for two million shares of the Company’s common stock to be exercisable on the 32 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Based on the consultants reaching two sets of benchmarks, two separate warrants for one million five hundred thousand shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
On the three year anniversary, assuming the consultant acted in good faith and the Company’s board of directors approval, a warrant for one million five hundred thousand shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB . There are 654,605,270 shares of common stock issued and outstanding as of March 28, 2014. Kim Thompson, our founder and CEO, owns approximately 42.17% of the issued and outstanding common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 28, 2014. Kim Thompson owns 100% of the issued and outstanding super voting preferred shares.

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

In September 2010 the Company announced that it had succeeded in introducing spider silk DNA in silkworm with the result that the transgenic silkworm were producing new recombinant silk fibers. These fibers are a combination of natural silkworm silk proteins and proteins that the silkworms are making as a result of the introduction of the spider silk DNA. The Company announced that it had created approximately twenty different transgenic silkworm strains producing recombinant silk.

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

During the fiscal years ended December 31, 2012 and 2013, we have spent approximately 7,400 and 7,000 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

In fiscal year 2013 we had no employees other than Kim Thompson, our sole officer and director.  In the first quarter of 2014 we hired an office administrator. We plan to hire more persons on as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY.

We rent office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which is our principal place of business. Our current lease is on a month to month basis. We pay an annual rent of $600 for conference facilities, mail, fax and reception services located at our principal place of business.

We rent laboratory space in South Bend, Indiana. Our current lease is on a month to month basis. We pay an annual rent of $12,750 for laboratory space, conference facilities and reception services.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTCQB system under the symbol “KBLB .”

The following table sets forth the high and low trade information for our Class A common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low Price	High Price
Fourth Quarter 2013	$0.0465	$0.065
Third Quarter 2013	$0.051	$0.086
Second Quarter 2013	$0.06	$0.136
First Quarter 2013	$0.0363	$0.1
Fourth Quarter 2012	$0.036	$0.043
Third Quarter 2012	$0.034	$0.058
Second Quarter 2012	$0.0524	$0.075
First Quarter 2012	$0.075	$0.098

Holders

As of March 28, 2014 in accordance with our transfer agent records, we had 25 record holders of our Class A common stock.

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

Sale of Unregistered Securities

On December 11, 2013 the Company issued 3,063,725 shares of common stock for $125,000 ($0.04/share).

On January 28, 2014 the Company issued 3,537,736 shares of common stock for $150,000 ($0.04/share).

On February 18, 2014 the Company issued 3,409,091 shares of common stock for $150,000 ($0.04/share).

On February 2, 2014, the Company issued 9,821,429 shares in connection with the exercise of 10,000,000 warrants, exercise price of $0.001, for $10,000.

On March 12, 2014 the Company issued 2,551,020 shares of common stock for $100,000 ($0.04/share).

On March 28, 2014, the Company renewed and extended a consulting agreement and has agreed to issue 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $35,000 per quarter through March 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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
»
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2014.

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

Results of Operations for the Years ended December 31, 2013 and 2012.

Revenue for the twelve months ended December 31, 2013 was $0. This compares to $0 in revenue for the for the twelve month period which ended December 31, 2012.

Operating expenses for the twelve months ended December 31, 2013 were $2,280,469. This compares to $1,560,406 in expenses during the twelve month period which ended December 31, 2012. Research and development expenses for the twelve months ended December 31, 2013 were $489,434. This compares to $465,293 spent on research and development during the twelve months ended December 31, 2012. The increase in research and development spending was the result of the reimbursement nature of our collaborative research agreement with the University of Notre Dame. In addition, we had the following expenses during the twelve month period which ended December 31, 2013: general and administrative $1,375,528, professional fees $178,373, officer’s salary $237,134 and public relations $0. This compares to the same expenses during the twelve month period which ended December 31, 2012: general and administrative $379,326, professional fees $48,667, officer’s salary $267,120 and public relations $400,000.

Capital Resources and Liquidity

As of December 31, 2013 we had $295,381 in cash compared to $53,782 as of December 31, 2012.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	3	BALANCE SHEETS AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012.

PAGE	4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2013.

PAGES	5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2013.

PAGE	6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012 AND FOR THE PERIOD APRIL 25, 2006 (INCEPTION) TO DECEMBER 31, 2013.

PAGES	7-28	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Kraig Biocraft Laboratories, Inc. (A Development Stage Company) (the Company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Kraig Biocraft Laboratories, Inc. as of December 31, 2012 and for the period from April 25, 2006 (inception) to December 31, 2012 were audited by other auditors whose report dated April 10, 2013 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. (A Development Stage Company) as of December 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2014

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

PS STEPHENSON & CO, P.C.

Wharton, Texas
April 10, 2013, except for Note 2 which is December 6, 2013

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Balance Sheets

ASSETS

	December 31, 2013	December 31, 2012
		(RESTATED)
Current Assets
Cash	$295,381	$53,782
Prepaid expenses	1,743	2,270
Loan receivable	-	6,000
Interest receivable	-	192
Total Current Assets	297,124	62,244

Property and Equipment, net	14,093	16,508

Total Assets	$311,217	$78,752

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$362,436	$246,964
Current portion of loan payable	3,981	4,377
Royalty agreement payable - related party	64,720	66,000
Accounts payable and Accrued expenses - related party	1,081,482	886,449
Total Current Liabilities	1,512,619	1,203,790

Long Term Liabilities
Convertible note payable - net of debt discount	-	5,000
Loan payable, net of current portion	-	4,378

Total Liabilities	1,512,619	1,213,168

Commitments and Contingencies

Stockholders' Deficit
Convertible Preferred stock Series A, no par value;
2 and none shares issued and outstanding, respectively	5,217,800	-
Common stock Class A, no par value; unlimited shares authorized,
635,241,994 and 604,115,638 shares issued and outstanding, respectively	7,810,920	6,360,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,053,236	1,320,337
Deficit accumulated during the development stage	(16,305,358)	(8,837,673)
	.
Total Stockholders' Deficit	(1,201,402)	(1,134,416)

Total Liabilities and Stockholders' Deficit	$311,217	$78,752

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the Period from April 25, 2006
	December 31, 2013	December 31, 2012	(Inception) to December 31, 2013
		(RESTATED)	(RESTATED)
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	1,375,528	379,326	3,315,030
Public Relations	-	400,000	619,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	178,373	48,667	513,448
Officer's Salary	237,134	267,120	1,840,648
Contract Settlement	-	-	107,143
Research and Development	489,434	465,293	1,791,443
Total Operating Expenses	2,280,469	1,560,406	8,307,602

Loss from Operations	(2,280,469)	(1,560,406)	(8,307,602)

Other Income/(Expenses)
Gain on forgiveness of debt	6,775	-	6,775
Other income	-	3,000	7,881
Bad debt expense	(6,238)	-	(6,238)
Interest income	47	192	239
Loss on settlement of accrued payroll-related party	(5,187,800)	-	(5,187,800)
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	119,485
Interest expense	-	(45,707)	(147,913)
Total Other Income/(Expenses)	(5,187,216)	(42,515)	(7,997,756)

Net (Loss) before Provision for Income Taxes	(7,467,685)	(1,602,921)	(16,305,358)

Provision for Income Taxes	-	-	-

Net (Loss)	$(7,467,685)	$(1,602,921)	$(16,305,358)

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	616,313,968	596,143,581

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders Deficit
 For the period from April 25, 2006 (inception) to December 31, 2013

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Deferred	Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	4,513,116	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	554,364,703	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	587,566,211	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012	-	-	604,115,638	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	5,208,334	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.04/share)	-	-	3,063,725	125,000	-	-	-	-	-	-	-	125,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-	-

Preferred Stock issued for settlement of accrued payroll-related party	2	5,217,800	-	-	-	-	-	-	-	-	-	5,217,800

Grant 10,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	-	736,816

Grant 8,000,000 warrants for services, net of M2M adjustment for unvested warrants	-	-	-	-	-	-	-	-	396,083	-	-	396,083

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(7,467,685)	(7,467,685)

Balance, December 31, 2013	2	$5,217,800	635,241,994	$7,810,920	-	$-	1,122,311	$22,000	$2,053,236	$-	$(16,305,358)	$(1,201,402)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Statements of Cash Flows

			For the Period from
			April 25, 2006
			(Inception) to
	For the Year Ended December 31,		December 31,
	2013	2012	2013
Cash Flows From Operating Activities:		(RESTATED)	(RESTATED)
Net Loss	$(7,467,685)	$(1,602,921)	$(16,305,358)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,888	5,583	17,294
Gain on forgiveness of debt	(6,775)		(6,775)
Stock issuable for services	-	-	22,000
Loss on settlement of accrued payroll - related party	5,187,800	-	5,187,800
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	550,000	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	1,132,899	400,000	1,700,899
Deferred compensation realized	-	-	200,000
Bad debt expense	6,238	-	6,238
Changes in operating assets and liabilities:
(Decrease) in interest receivable	(46)	0	(46)
(Increase) Decrease in prepaid expenses	527	(2,270)	(1,743)
Increase in accrued expenses and other payables - related party	223,749	235,377	1,593,349
Increase in accounts payable	117,251	(148,691)	446,477
Net Cash Used In Operating Activities	(800,154)	(562,922)	(2,764,547)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	-	(192)	(192)
Purchase of Fixed Assets and Domain Name	(3,473)	-	(31,387)
Net Cash Used In Investing Activities	(3,473)	(192)	(37,579)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	150,000	-	150,000
Repayments of Notes Payable - Stockholder	(150,000)	-	(150,000)
Proceeds from issuance of convertible note	-	-	120,000
Repayments of loan payable	(4,774)	(3,513)	3,980
Proceeds from issuance of common stock	1,050,000	425,000	2,973,527
Net Cash Provided by Financing Activities	1,045,226	421,487	3,097,507

Net Increase (Decrease) in Cash	241,599	(141,627)	295,381

Cash at Beginning of Period	53,782	195,409	-

Cash at End of Period	$295,381	$53,782	$295,381

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$400,000	$-	$2,969,838
Shares issued for settlement of accrued payroll - related party	$30,000	$-	$30,000
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2013 or 2012.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2013 and 2012, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at December 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2013	December 31, 2012

Stock Warrants (Exercise price - $0.001/share)	18,000,000	10,000,000
Convertible Preferred Stock	2	2
Total	18,000,002	18,000,002

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2013	2012

Expected income tax recovery (expense) at the statutory rate of 34%	$(2,539,012)	$(544,999)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	2,153,127	324,053
Change in valuation allowance	385,853	220,946

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2013	2012

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,415,595	2,029,742
Valuation allowance	(2,415,595)	(2,029,742)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033.

The net change in the valuation allowance for the year ended December 31, 2013 and 2012 was an increase of $385,853 and $220,946, respectively.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2013 and 2012 there were no amounts that had been accrued in respect to uncertain tax positions.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

(J) Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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
AS OF DECEMBER 31, 2013 AND 2012

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

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

(K) Reclassification

The 2012 financial statements have been reclassified to conform to the 2013 presentation.

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

There were no impairment losses recorded during the years ended December 31, 2013 and 2012.

Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”).   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

☐
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2013.

☐
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

☐
Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	2013	2012
Level 1	$-	$ -
Level 2	-	-
Level 3	-	-
Total	$-	$ -

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

NOTE 2   RESTATEMENT OF FINANCIAL STATEMENTS

The audited financial statements  for the year ended December 31, 2012, filed with the SEC on  April 15, 2013, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 10,000,000 warrants to consultant with a fair value of $400,000 should be recorded as a public relations expense.

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
AS OF DECEMBER 31, 2013 AND 2012

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
AS OF DECEMBER 31, 2013 AND 2012

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
AS OF DECEMBER 31, 2013 AND 2012

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
AS OF DECEMBER 31, 2013 AND 2012

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

NOTE 3   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage, has a working capital deficiency of $1,215,495 and stockholders’ deficiency of $1,201,402 and used $2,764,547 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4   EQUIPMENT

         At December 31, 2013 and December 31, 2012 equipment is as follows:

	As of December 31, 2013	As of December 31, 2012

Automobile	$25,828	$25,828
Office Equipment	5,560	2,086
Less Accumulated Depreciation	(17,295)	(11,406)

Total Property and Equipment	$14,093	$16,508

Depreciation and amortization expense for the year ended December 31, 2013 and 2012 was $5,888 and $5,583 respectively.

NOTE 5   CONVERTIBLE DEBT, DEBT DISCOUNT AND FAIR VALUE MEASUREMENT OF DERIVATIVE FINANCIAL INSTRUMENTS

On July 17, 2009, the Company entered into an agreement with an investor group where the Company will issue up to $120,000 in convertible units.  The debentures will be in the face amount of $10,000 each, mature on December 31, 2010, bear interest at the rate of 5% simple interest per annum, payable at maturity or convertible with the principal, and the principal and interest shall be convertible at the option of the holder at a fixed price of $0.018 per share.  Each debenture shall have a warrant attached exercisable for the purchase of 500,000 shares of common stock.  The warrants shall expired on December 31, 2011, have a cashless exercise provision, and be exercisable at a fixed price of $0.02.  The agreement also requires the investment group to purchase up to $1,000,000 of common stock monthly at the lesser of $75,000 or 200% of the average daily volume multiplied by the average of the daily closing prices for the ten days immediately preceding the exercise date.  Each investment by the investment group is priced at the lowest closing “bid” price of the common stock during the five days immediately before the investment.  The term of the funding shall be the earlier of (a) the drawing down of the entire $1,000,000 or (b) 24 months after the Effective Date, July 17, 2011.  In addition, the Company is required to file and maintain an effective registration statement covering the convertible units, cannot issue more than 5% of its common stock outstanding without the investor group’s consent and must maintain a contractual relationship with a public relations firm, which is related to the investor group. The Company has issued $120,000 of convertible debt to date.   On July 21, 2010, the issuance of 1,799,434 shares was approved by the board of directors in exchange for the $15,000 specified in the put notice.

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
AS OF DECEMBER 31, 2013 AND 2012

On February 11, 2010 the Company authorized the issuance of 5,694,451 shares of Common Stock for the exercise price of $0.02/share in exchange for $100,000 in convertible note payable and on April 6, 2010 the Company authorized the issuance of 854,169 shares of Common Stock for the exercise price of $0.02/share in exchange for $15,000 in convertible note payable.

At December 31, 2010, pursuant to the agreement, all outstanding principal and accrued interest on the convertible debt was due, and the conversion rights of the holder terminated.  Accordingly, at December 31, 2010, the Company determined that no derivative liability existed in connection to the outstanding remaining debt of $5,000.   For the year ended December 31, 2013, the note holder forgave the remaining balance and the $5,000 convertible note balance along with accrued interest of $1,775 was recorded as a gain on forgiveness of debt.  As of December 31, 2013 the remaining convertible note balance was $0.

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

NOTE 6   LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.  The remaining balance of $3,981 fully matures during the year ending December 31, 2014.

NOTE 7   LOAN PAYABLE – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.  The Company recorded accrued interest payable of $2,001.

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
AS OF DECEMBER 31, 2013 AND 2012

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

On September 10, 2010, the Company issued 1,351,351 shares of common stock for $20,000 ($0.0148/share).

On September 22, 2010, the Company issued 1,286,765 shares of common stock for $35,000 ($0.0272/share).

On October 15, 2010, the Company issued 1,179,245 shares of common stock for $100,000 ($0.084/share).

On December 7, 2010, the Company issued 1,157,407 shares of common stock for $75,000 ($0.065/share).

During the year ended December 31, 2013, the Company had to issue an additional 845,800 make-up shares related to a transaction entered into during the year ended December 31, 2010.

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
AS OF DECEMBER 31, 2013 AND 2012

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

On September 3, 2013 the Company issued 1,923,077 shares of common stock for $100,000 ($0.05/share).

On September 19, 2013 the Company issued 2,100,840 shares of common stock for $100,000 ($0.05/share).

On October 3, 2013 the Company issued 2,604,167 shares of common stock for $100,000 ($0.04/share).

On October 17, 2013 the Company issued 2,604,167 shares of common stock for $100,000 ($0.04/share).

On December 11, 2013 the Company issued 3,063,725 shares of common stock for $125,000 ($0.04/share).

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
AS OF DECEMBER 31, 2013 AND 2012

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

On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past (See Note 9(C)).

On August 26, 2010 the Company issued 4,500,000 shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services (See Note 9(C)).

On August 26, 2010 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 9(C)).

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
AS OF DECEMBER 31, 2013 AND 2012

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
AS OF DECEMBER 31, 2013 AND 2012

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

On November 21, 2012, the Company issued 10-year warrants for 10,000,000 shares with a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered. The warrants had a fair value of $400,000, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	283.23%
Expected term	10 years
Risk free interest rate	1.69. %
Expected forfeitures	0%

On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants.

On July 9, 2013, the Company issued 5-year warrants for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered. The warrants had a fair value of $736,816, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	183.35%
Expected term	5 years
Risk free interest rate	1.50. %
Expected forfeitures	0%

On October 15, 2013, the Company issued 1-year warrants for 8,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $396,083, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon and will be exercisable beginning October 15, 2015 for a  period of 12 months.

Grant Date
Expected dividends	0%
Expected volatility	96.35%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

Expected term	3 years
Risk free interest rate	1.45.	%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	18,000,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, December 31, 2013	18,000,000	$0.001	2.9

Intrinsic Value	918,000

For the year ended December 31, 2013, the following warrants were outstanding:

Exercise Price	Warrants Outstandning	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	28,000,000	18,000,000	2.9	918,000

For the year ended December 31, 2012, the following warrants were outstanding:

Exercise Price	Warrants Outstandning	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	10,000,000	10,000,000	9.895890411	365,000

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

Effective December 17 2013, the Company amended its articles of incorporation to designate a Series A no par value preferred stock.  Two shares of Series A Preferred stock have been authorized.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

(H) Conversion of debt & Issuance of Convertible Preferred Stock – related party

During the year ended December 31, 2013, the Company's Chief Executive Officer converted accrued payroll of $30,000 in exchange for the issuance of Series A convertible Preferred Stock (“Series A PS”).

Each share of Series A PS is entitled to vote together with the holders of the Company’s common stock on all matters and is entitled to 200,000,000 votes on all such matters.  Each Share of Series A PS is convertible into one share of the Company’s common stock at the holder’s option.

Series A PS Valuation
Debt converted – related party	$(30,000)
Valuation of Series A PS issued as consideration	5,217,800
Loss on settlement of debt	$5,187,800

              The valuation of the Series A PS was performed by a third party valuation expert and was based on the voting control obtained and the Company's market cap at the time of the transaction.

NOTE 9   COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary where amended whereby the principal shareholder has the option to convert any accured salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amemdment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.  The agreement was subsequently extended to October 30, 2013. By agreement with the principal share holder, this obligation to issue preferred shares was satisfied by the December 17, 2013 issuance of 2 shares of super voting preferred stock.

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
AS OF DECEMBER 31, 2013 AND 2012

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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 8(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  As of December 31, 2013 the outstanding balance is $64,720. As of December 31, 2013, the Company recorded interest expense and related accrued interest payable of $1,508.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the year ended December 31, 2012 the Company paid $465,293 in research and development fees.  For the year ended December 31, 2013 the Company paid $489,434 in research and development fees.

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

(D)Consulting Agreement

On August 3, 2009, the Company entered into an agreement with a consultant to provide investor relations services.  On October 5, 2009 the Company issued 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for investor relations to be provided over a term of 180 days.  The Company started receiving services beginning October 5, 2009.  As of September 30, 2011, $200,000 was recorded as a consulting expense (See Note 8(C)).

On January 15, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for 500,000 shares or $15,000.  On January 15, 2010 the Company issued 500,000 shares with a fair value of $5,000 ($0.01/share) to a consultant for investor relations to be provided over a term of 12 months (See Note 9(C)).

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value.  The agreement will remain in effect until January 29, 2011(See Note 9(E)).

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

On November 9, 2012, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares. The agreement will remain in effect until May 27, 2013. On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants.

On July 9, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

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

(E)Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month basis.

Rent expense for the years ended December 31, 2013 and 2012 is $13,565 and 9,789, respectively.

NOTE 10   RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  As of December 31, 2013, the outstanding balance is $66,000.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2013 the Company recorded interest expense and related accrued interest payable of $1,508.

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, incurred a loss on settlement of debt of $5,187,800. See note (8(H)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

As of December 31, 2013, the Company owes $669,184 in accrued salary to principal stockholder.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  The employee is also to receive a 20% bonsus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

As of December 31, 2013 and 2012, there was $97,138 and $82,262, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

NOTE 11   SUBSEQUENT EVENTS

On January 28, 2014 the Company issued 3,537,736 shares of common stock for $150,000 ($0.04/share).

On February 18, 2014 the Company issued 3,409,091 shares of common stock for $150,000 ($0.04/share).

On February 2, 2014, the Company issued 9,821,429 shares in connection with the exercise of 10,000,000 warrants, exercise price of $0.001, for $10,000.

On February 17, 2014, the Company entered into two consulting agreements with two consultants for independent technical expertise to further the Company’s business plans and scientific research and development.  As consideration for the services performed, the Company agrees to issue the following to each of the consultants:

●
Within 30 days of the date of this agreement, a warrant for six hundred thousand shares of the Company’s common stock to be exercisable on the 14 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Within 30 days of the date of this agreement, a warrant for one million shares of the Company’s common stock to be exercisable on the 20 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Within 30 days of the date of this agreement, a warrant for two million shares of the Company’s common stock to be exercisable on the 32 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
Based on the consultants reaching two sets of benchmarks, two separate warrants for one million five hundred thousand shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

●
On the three year anniversary, assuming the consultant acted in good faith and the Company’s board of directors approval, a warrant for one million five hundred thousand shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

On March 12, 2014 the Company issued 2,551,020 shares of common stock for $100,000 ($0.04/share).

On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.

On March 21, 2014, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $12,750.

On March 28, 2014, the Company renewed and extended a consulting agreement and has agreed to issue 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective October 28, 2013 from PS Stephenson & Co, P.C. (“Stephenson”) to M&K CPAs. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on October 30, 2013.  There were no disagreements with Stephenson or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of March 28, 2014 is as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	52	President, Chief Executive Officer, Director, and Chief Financial Officer	April 25, 2006

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Thompson is employed as the CEO and CFO of the company pursuant to a five year employment contract.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2013 and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson
President, CEO, CFO and Director	2013	$237,134	0	0	$0	0	$0	$8,793	(1)	$245,927
	2012	$222,600	44,520	0	$0	0	$0	$40,950.81	(2)	$308,070.81

1)	In 2013, Kim Thompson received $8,793 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.

2)	In 2012, Kim Thompson received $10,950.81 in medical insurance and medical reimbursement, and $30,000 in retirement fund contributions pursuant to an employment agreement entered into with us.

Employment Agreements

On November 10, 2010 the Company entered into a five-year employment agreement with the Company’s Chairman, Chief Executive Officer  and Chief Financial Officer, effective as of January 1, 2011. The agreement renews annually so that at all times, the term of the agreement is five years. Pursuant to this agreement, the Company will pay an annual base salary of $210,000 for the period January 1, 2011 through December 31, 2011. Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent. The officer will also be entitled to life, disability, health and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. The agreement also calls for the retention of the executive as a consultant following the termination of employment with compensation during such consultancy based upon the Company reaching certain milestones:

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

The November 10, 2010 employment agreement replaced the prior agreement dated April 26, 2006. On April 26, 2006, the Company entered into its first a five-year employment agreement with the Company’s Chairman, Chief Executive Officer and Chief Financial Officer. The agreement renewed annually so that at all times, the term of the agreement was five years. Pursuant to this agreement, the Company agreed to pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006. Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent. The officer will also be entitled to life, disability, health and dental insurance. In addition, the officer received five year warrants to purchase 700,000 shares of common stock at an exercise price of $0.21 per share, eight year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.33 per share, and nine year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share. The warrants fully vested on the date of grant. The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones. The Chief executive subsequently waved all warrants and milestone based compensation to which he would have been entitled under the April 26, 2006 agreement.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 28, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Kim Thompson 120 N. Washington Square, Suite 805 Lansing, MI 48933	276,031,421	42.17%

Class A Common Stock	All executive officers and directors as a group (1 Person)	276,031,421	42.17%
________
(1) The percent of class is based on 654,561,270 shares of our Class A common stock issued and outstanding as of April 14, 2014.

(2) This includes two shares of Class A common stock issuable upon conversion of two shares of Series A preferred stock held by Mr. Thompson.

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

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its corporate office space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month agreement. Rent expense for the years ended December 31, 2013 and 2012 is $13,565 and 9,789, respectively.

As of December 31, 2013, the Company owes $669,183 in accrued salary to principal stockholder. On September, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary was forgiven by the principal stockholder. Also, the interest rate was reduced to 3% per year. In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011. As of December 31, 2013, no accrued salary has been converted to Class “A” Common Stock. On December 17, 2013 the Company issued 2 shares of supper voting preferred to the principal stockholder.  Each share of such preferred has voting rights equal to 200,000 common shares.  Each of the two preferred shares is convertible into one share of common stock.  Each of the two preferred shares has the same right to normal dividends as a common share but has no other right to distributions.  By agreement of the principal share holder, this issuance of two shares of super voting preferred fully satisfies the Company’s obligation to issue preferred stock to the principal shareholder stemming from the addendum of 2010.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors.

As of December 31, 2013 and 2012, there was $97,138 and $82,262, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

Director Independence

Mr. Kim Thompson, our Chief Executive Officer and President, is our sole director. Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in NASD Marketplace Rule 4200(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $8,000 and $12,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

       The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and Reporst of its current and former Independent Registered Public Accounting Firm, M&K CPAs PLLC and PS Stephenson & Co, P.C., are included in this report:

●	Reports of Independent Registered Public Accounting Firms.

●	Balance Sheets at December 31, 2013 and 2012 (Restated)

●	Statements of Operations for the years ended December 31, 2013 and 2012 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2013 (Restated)

●	Statements of Stockholders’ Equity/(Deficit) for the years ended December 31, 2013 and 2012 and for the period from April 25, 2006 (inception) to December 31, 2013

●	Statements of Cash Flows for the years ended December 31, 2013 and 2012 (Restated) and for the period from April 25, 2006 (inception) to December 31, 2013 (Restated)

●	Notes to Financial Statements for the years ended December 31, 2013 and 2012 and for the period from April 25, 2006 (inception) to December 31, 2013

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1*	Articles of Incorporation.
3.2	Articles of Amendment (filed as Exhibit 3.2 to the registration statement on Form S-1, SEC File No. 333-162316, filed on October 2, 2009, and incorporated by reference herein).
3.3*	By-Laws.
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

Kraig Biocraft Laboratories, Inc.

Dated: April 15, 2014	By:	/s/ Kim Thompson
Kim Thompson Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Kim Thompson	Chief Executive Officer and Sole Director	April 15, 2014
Kim Thompson