Form 10-Q
period 2014-03-31
Kraig Biocraft Laboratories, Inc
filed 2014-05-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 660,791,572 shares of the registrant’s common stock, no par value, outstanding as of May 15, 2014.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 (Restated) (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2014 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to March 31, 2014 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Restated) (Unaudited) and for the period from April 25, 2006 (Inception) to March 31, 2014 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	4

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 5.	Other Information	5

Item 6.	Exhibits.	5

Signatures		6

Exhibits/Certifications

2

PART 1 - FINANCIAL INFORMATION

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
 Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31, 2014	December 31, 2013

Current Assets
Cash	$539,173	$295,381
Prepaid expenses	1,371	1,743
Total Current Assets	540,544	297,124

Property and Equipment, net	12,545	14,093

Total Assets	$553,089	$311,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$451,080	$362,436
Current portion of loan payable	2,895	3,981
Royalty agreement payable - related party	65,292	64,720
Accounts payable and accrued expenses - related party	1,079,122	1,081,482
Total Current Liabilities	1,598,389	1,512,619

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
654,605,270 and 635,241,994 shares issued and outstanding, respectively	8,950,600	7,810,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,719,960	2,053,236
Deficit accumulated during the development stage	(16,955,660)	(16,305,358)
	.	.
Total Stockholders' Deficit	(1,045,300)	(1,201,402)

Total Liabilities and Stockholders' Deficit	$553,089	$311,217

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from April 25, 2006
	For the Three Months Ended		(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
		(Restated)

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	452,873	27,544	3,767,903
Public Relations	-	-	619,890
Amortization of Debt Discount	-	-	120,000
Professional Fees	20,928	16,867	534,376
Officer's Salary	62,528	58,989	1,903,176
Contract Settlement	-	-	107,143
Research and Development	116,057	155,283	1,907,500
Total Operating Expenses	652,386	258,683	8,959,988

Loss from Operations	(652,386)	(258,683)	(8,959,988)

Other Income/(Expenses)
Gain on forgiveness of debt	19,136	-	25,911
Other income	-	-	7,881
Bad debt expense	-	-	(6,238)
Interest income	-	47	239
Loss on settlement of accrued payroll - related party	-	-	(5,187,800)
Change in fair value of embedded derivative liability	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party
Interest expense	(17,052)	(16,625)	(164,965)
Total Other Income/(Expenses)	2,084	(16,578)	(7,995,672)

Net (Loss) before Provision for Income Taxes	(650,302)	(275,261)	(16,955,660)

Provision for Income Taxes	-	-	-

Net (Loss)	$(650,302)	$(275,261)	$(16,955,660)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	646,636,324	603,980,849

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
 For the period from April 25, 2006 (inception) to March 31, 2014
(Unaudited)

							Common Stock -
							Class A Shares				Deficit
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued				Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Par	Par	APIC	Deferred Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	4,513,116	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	554,364,703	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	587,566,211	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012	-	-	604,115,638	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	5,208,334	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.04/share)	-	-	3,063,725	125,000	-	-	-	-	-	-	-	125,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-	-

Preferred Stock issued	2	5,217,800	-	-	-	-	-	-	-	-	-	5,217,800

Grant 10,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	-	736,816

Grant 8,000,000 warrants for services, net of M2M adjustment for unvested warrants	-	-	-	-	-	-	-	-	396,083	-	-	396,083

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(7,467,685)	(7,467,685)

Balance, December 31, 2013	2	5,217,800	635,241,994	7,810,920	-	-	1,122,311	22,000	2,053,236	-	(16,305,358)	(1,201,402)

Stock issued for cash ($0.04/share)	-	-	9,497,847	400,000	-	-	-	-	-	-	-	400,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-	-

Grant 7,200,000 warrants for services	-	-	-	-	-	-	-	-	403,540	-	-	403,540

Settlement of accounts payable with stock issuance ($0.065/share)	-	-	44,000	2,864	-	-	-	-	-	-	-	2,864

Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	-	-	-	-	(650,302)	(650,302)

Balance, March 31, 2014	2	$5,217,800	654,605,270	$8,950,600	-	$-	1,122,311	$22,000	$1,719,960	$-	$(16,955,660)	$(1,045,300)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed  Statements of Cash Flows
(Unaudited)

			For the Period from April 25,
			2006
			(Inception) to
	For the Three Months Ended March 31,		March 31,
	2014	2013	2014
		(Restated)
Cash Flows From Operating Activities:
Net Loss	$(650,302)	$(275,261)	$(16,955,660)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	1,548	1,377	18,842
Gain on forgiveness of debt	(19,136)	-	(25,911)
Stock issuable for services	-	-	22,000
Loss on settlement	-	-	5,187,800
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	-	-	1,458,180
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	403,540	-	2,104,439
Deferred compensation realized	-	-	200,000
Bad debt expense	-	-	6,238
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	372	(2,215)	(1,371)
(Decrease) in interest receivables	-	-	(46)
Increase in accrued expenses and other payables - related party	(1,788)	79,634	1,591,561
Increase in accounts payable	110,644	28,014	557,121
Net Cash Used In Operating Activities	(155,122)	(168,451)	(2,919,669)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	-	(46)	(192)
Purchase of Fixed Assets and Domain Name	-	-	(31,387)
Net Cash Used In Investing Activities	-	(46)	(37,579)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	150,000	150,000
Repayments of Notes Payable - Stockholder	-	-	(150,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(1,086)	(683)	2,894
Proceeds from issuance of common stock	400,000	100,000	3,373,527
Net Cash Provided by Financing Activities	398,914	249,317	3,496,421

Net Increase (Decrease) in Cash	243,792	80,820	539,173

Cash at Beginning of Period	295,381	53,782	-

Cash at End of Period	$539,173	$134,602	$539,173

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$736,816	$-	$3,706,654
Shares issued for settlement of accrued payroll - related party	$-	$-	$30,000
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000
Settlement of accounts payable with stock issuance	$2,864	$-	$2,864

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2014 or December 31, 2013.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2014 and 2013, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at March 31, 2014 and March 31, 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2014	March 31, 2013

Stock Warrants (Exercise price - $0.001/share)	15,200,000	10,000,000
Convertible Preferred Stock	2	-
Total	15,200,002	10,000,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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

(K) Reclassification

The 2013 financial statements have been reclassified to conform to the 2014 presentation.

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

There were no impairment losses recorded during the three months ended March 31, 2014 and 2013.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 2   RESTATEMENTS OF FINANCIAL STATEMENTS

The Unaudited financial statements for the periods ended March 31, 2013 and June 30, 2013, have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 10,000,000 warrants to consultant with a fair value of $400,000 should be recorded as a public relations expense (See Note 8(E)).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

	RESTATED STATEMENTS OF CASH FLOWS
	For the Period from April 25, 2006 (Inception) to March 31, 2013		For the Period from April 25, 2006 (Inception) to March 31, 2013
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(8,712,978)	$(400,000)	$(9,112,978	)1
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	12,783		12,783
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000	1
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(4,485)		(4,485)
Increase in accrued expenses and other payables - related party	1,449,233		1,449,233
Increase in accounts payable	357,238		357,238
Net Cash Used In Operating Activities	(2,132,891)	-	(2,132,891)

	RESTATED STATEMENTS OF CASH FLOWS
	For the Period from April 25, 2006 (Inception) to June 30, 2013		For the Period from April 25, 2006 (Inception) to June 30, 2013
	As Reported	Adjustments	Restated
Cash Flows From Operating Activities:
Net Loss	$(9,015,921)	$(400,000)	$(9,415,921	)1
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	14,175		14,175
Stock issuable for services	22,000		22,000
Change in Fair Value of Derivative Liability	2,790,703		2,790,703
Stock issued for services	1,458,180		1,458,180
Warrants issued to employees	126,435		126,435
Warrants issued to consultants	168,000	400,000	568,000	1
Deferred compensation realized	200,000		200,000
Changes in operating assets and liabilities:			-
(Increase)Decrease in prepaid expenses	(1,577)		(1,577)
Increase in accrued expenses and other payables - related party	1,495,838		1,495,838
Increase in accounts payable	468,252		468,252
Net Cash Used In Operating Activities	(2,273,915)	-	(2,273,915)

Note:

1.  Adjustment to recongnize 10,000,000 warrants issued to consultant on November 21, 2012, with fair value of $400,000 (See Note 7(E)).

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 3   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $1,057,845 and stockholders’ deficiency of $1,045,300 and used $2,919,669 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4   EQUIPMENT

         At March 31, 2014 and December 31, 2013 equipment is as follows:

	As of March 31, 2014	As of December 31, 2013

Automobile	$25,828	$25,828
Office Equipment	5,560	5,560
Less Accumulated Depreciation	(18,843)	(17,295)

Total Property and Equipment	$12,545	$14,093

Depreciation and amortization expense for the three months ended March 31, 2014 and 2013 was $1,548 and $1,377 respectively.

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
(UNAUDITED)

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

On March 28, 2014, the Company issued 44,000 shares of common stock with a fair value of $2,864 ($0.065/share) to a consultant as consideration for consulting fees owed from June 1, 2012 through March 31, 2014 of $44,000.  The issuance of shares resulted in gain on settlement of accounts payable of $19,135.

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
AS OF MARCH 31, 2014
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

On February 2, 2014, the Company issued 9,821,429 shares in connection with the cashless exercise of 10,000,000 warrants.

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

On July 9, 2013, the Company issued 5-year warrants for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered. The warrants had a fair value of $736,816, based upon the Black-Scholes option-pricing model. The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	183.35%
Expected term	5 years
Risk free interest rate	1.50%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	96.35%
Expected term	3 years
Risk free interest rate	1.45%
Expected forfeitures	0%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On February 17, 2014,  the Company issued 1-year warrants for 600,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $33,620, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 14th month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.94%
Expected term	2 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014,  the Company issued 1-year warrants for 600,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $33,620, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 14th month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.94%
Expected term	2 years
Risk free interest rate	1.53%

On February 17, 2014,  the Company issued 1-year warrants for 1, 000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20th month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014,  the Company issued 1-year warrants for 1, 000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20th month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

On February 17, 2014,  the Company issued 1-year warrants for 2,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $112,110, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance  and will be exercisable beginning on the 32nd month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	123.49%
Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014,  the Company issued 1-year warrants for 2, 000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $112,110, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance  and will be exercisable beginning on the 32nd month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	123.49%
Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	18,000,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, December 31, 2013	18,000,000	$0.001	2.9
Granted	7,200,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, March 31, 2014	15,200,000	$0.001	2.8

Intrinsic Value	904,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

For the three months ended March 31, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstandning	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	15,200,000	-	2.8	904,000

For the year ended December 31, 2013, the following warrants were outstanding:

Exercise Price	Warrants Outstandning	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	28,000,000	18,000,000	2.9	918,000

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
AS OF MARCH 31, 2014
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
AS OF MARCH 31, 2014
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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 8(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, issue 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the three months ended March 31, 2014, an additional loan of $572 was made.  As of  March 31, 2014 the outstanding balance is $65,292. As of March 31, 2013, the Company recorded interest expense and related accrued interest payable of $980.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the three months ended March 31, 2013 and 2012, respectively, the company paid $116,057 and $155,283 in research and development fees.

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
AS OF MARCH 31, 2014
(UNAUDITED)

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
AS OF MARCH 31, 2014
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

Rent expense for the three months ended March 31, 2014 and 2013 is $3,305 and $3,328, respectively.

NOTE 10   RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the three months ended March 31, 2014, an additional loan of $572 was made.  As of  March 31, 2014 the outstanding balance is $65,292. As of March 31, 2013, the Company recorded interest expense and related accrued interest payable of $980. As of March 31, 2014, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2014 the Company recorded interest expense and related accrued interest payable of $980.

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, incurred a loss on settlement of debt of $5,187,800. See note (8(H)).

As of March 31, 2014, the Company owes $699,227 in accrued salary to principal stockholder.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2013 the annual salary is $250,113.    The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

As of March 31, 2014 and December 31, 2013, there was $106,068 and $97,138, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

NOTE 11   SUBSEQUENT EVENTS

 On April 7, 2014 the Company issued 2,212,389 shares of common stock for $100,000 ($0.04/share).

On April 22, 2014 the Company issued 2,173,913 shares of common stock for $100,000 ($0.04/share).

On April 23, 2014, the Company entered into a six months agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agrees to issue 1,800,000 shares of common stock.  On May 5, 2014, the company issued 1,800,000 shares of common stock for $111,600 ($0.062/share).

On April 30, 2014 the Company entered into a one year agreement with a consultant for research and development. As consideration for services, the Company agrees to pay for Consultant’s air fare from the United States to Africa, for a trip scheduled in early May 2014.

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

Results of Operations

Three Months ended March 31, 2014 and 2013.

Revenue for the three months ended March 31, 2014 was $0. This compares to $0 in revenue for the three month period which ended March 31, 2013. Operating expenses for the three months ended March 31, 2014 were $652,386. This compares to operating expenses for the three months ended March 31, 2013 of $258,683. The increase in operating expenses was primarily due to the increase of general and administrative expenses.    Research and development expenses for the three months ended March 31, 2014 were $116,057, as compared to research and development expenses for the three months ended March 31, 2013 of $155,283. In addition, we had the following expenses during the three month period which ended March 31, 2014: general and administrative $452,873, professional fees $20,928, officer’s salary $65,528 and public relations $0. This compares to the following expenses during the three month period which ended March 31, 2013: general and administrative $27,544, professional fees $16,867, officer’s salary $58,989 and public relations $0.

Capital Resources and Liquidity

As of March 31, 2014 we had $539,173 in cash compared to $295,381 as of December 31, 2013.

Net cash used in operating activities was $155,122 for the three months ended March 31, 2014 as compared to $168,451 for the three months ended March 31, 2013.

Net cash used in investing activities was $0 for the three months ended March 31, 2014 as compared to $46 for the three months ended March 31, 2013.

Net cash provided by financing activities was $398,914 for the three months ended March 31, 2014 as compared to $249,317 for the three months ended March 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2014 the Company issued 2,212,389 shares of common stock for $100,000 ($0.04/share).

On April 22, 2014 the Company issued 2,173,913 shares of common stock for $100,000 ($0.04/share).

On May 5, 2014, the Company issued 1,800,000 shares of common stock valued at $111,600 ($0.062/share) to a consultant.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.   EXHIBITS

(a)    Exhibits

Exhibit No.	Description

31.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAIG BIOCRAFT LABORATORIES, INC.

May 15, 2014	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer and Chief Financial Officer