Form 10-Q
period 2014-06-30
Kraig Biocraft Laboratories, Inc
filed 2014-08-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 667,200,770 shares of the registrant’s common stock, no par value, outstanding as of August 12, 2014.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Restated) (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2014 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to June 30, 2014 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Restated) (Unaudited) and for the period from April 25, 2006 (Inception) to June 30, 2014 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	5

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 5.	Other Information

Item 6.	Exhibits.	6

Signatures		7

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS

	June 30, 2014	December 31, 2013

Current Assets
Cash	$543,203	$295,381
Prepaid expenses	1,723	1,743
Total Current Assets	544,926	297,124

Property and Equipment, net	10,980	14,093

Total Assets	$555,906	$311,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$432,914	$362,436
Current portion of loan payable	2,185	3,981
Royalty agreement payable - related party	69,965	64,720
Accounts payable and accrued expenses - related party	1,027,425	1,081,482
Total Current Liabilities	1,532,489	1,512,619

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
664,200,663 and 635,241,994 shares issued and outstanding, respectively	9,412,200	7,810,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,891,062	2,053,236
Deficit accumulated during the development stage	(17,519,645)	(16,305,358)
	.	.
Total Stockholders' Deficit	(976,583)	(1,201,402)

Total Liabilities and Stockholders' Deficit	$555,906	$311,217

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	For the Period from April 25, 2006(Inception) to
		(Restated)		(Restated)	June 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	342,507	33,330	795,380	60,827	4,110,410
Public Relations	-	-	-	-	619,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	32,587	28,605	53,515	45,472	566,963
Officer's Salary	62,529	58,899	125,057	117,888	1,965,705
Contract Settlement		-		-	107,143
Research and Development	108,082	164,765	224,139	320,050	2,015,582
Total Operating Expenses	545,705	285,599	1,198,091	544,237	9,505,693

Loss from Operations	(545,705)	(285,599)	(1,198,091)	(544,237)	(9,505,693)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	19,136	-	25,911
Other income	-	-	-	-	7,881
Bad debt expense	-	-	-	-	(6,238)
Interest income	-	-	-	47	239
Loss on settlement of accrued payroll - related party	-	-	-	-	(5,187,800)
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(18,280)	(17,436)	(35,332)	(34,061)	(183,245)
Total Other Income/(Expenses)	(18,280)	(17,436)	(16,196)	(34,014)	(8,013,952)

Net (Loss) before Provision for Income Taxes	(563,985)	(303,035)	(1,214,287)	(578,251)	(17,519,645)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(563,985)	$(303,035)	$(1,214,287)	$(578,251)	$(17,519,645)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	657,513,682	607,591,936	653,551,222	606,208,262

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to June 30, 2014
(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued				Deficit Accumulated during
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deferred Compensation	Development Stage	Total

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	4,513,116	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	554,364,703	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	587,566,211	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012 (Restated)	-	-	604,115,638	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	5,208,334	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.04/share)	-	-	3,063,725	125,000	-	-	-	-	-	-	-	125,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-	-

Preferred Stock issued	2	5,217,800	-	-	-	-	-	-	-	-	-	5,217,800

Grant 10,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	-	736,816

Grant 8,000,000 warrants for services, net of M2M adjustment for unvested warrants	-	-	-	-	-	-	-	-	396,083	-	-	396,083

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(7,467,685)	(7,467,685)

Balance, December 31, 2013	2	5,217,800	635,241,994	7,810,920	-	-	1,122,311	22,000	2,053,236	-	(16,305,358)	(1,201,402)

Stock issued for cash ($0.04/share)	-	-	17,293,240	750,000	-	-	-	-	-	-	-	750,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	-	574,642

Settlement of accounts payable with stock issuance ($0.065/share)	-	-	44,000	2,864	-	-	-	-	-	-	-	2,864

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	-	111,600

Net loss for the six months ended June 30, 2014	-	-	-	-	-	-	-	-	-	-	(1,214,287)	(1,214,287)

Balance, June 30, 2014	2	$5,217,800	664,200,663	$9,412,200	-	$-	1,122,311	$22,000	$1,891,062	$-	$(17,519,645)	$(976,583)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed  Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 31,		For the Period from April 25, 2006
			(Inception) to
	2014	2013	June 30, 2014
Cash Flows From Operating Activities:		(Restated)
Net Loss	$(1,214,287)	$(578,251)	$(17,519,645)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	3,113	2,769	20,407
Gain on forgiveness of debt	(19,136)		(25,911)
Stock issuable for services	-	-	22,000
Loss on settlement	-	-	5,187,800
Change in Fair Value of Derivative Liability	-	-	2,790,703
Stock issued for services	111,600	-	1,569,780
Warrants issued to employees	-	-	126,435
Warrants issued to consultants	574,642	-	2,275,541
Deferred compensation realized	-	-	200,000
Bad debt expense	-	-	6,238
Changes in operating assets and liabilities:
Increase (Decrease) in prepaid expenses	20	693	(1,723)
(Decrease) in interest receivables	-	-	(46)
(Decrease) in accrued expenses and other payables - related party	(26,812)	126,287	1,566,537
Increase in accounts payable	70,478	139,026	516,955
Net Cash Used In Operating Activities	(500,382)	(309,476)	(3,264,929)

Cash Flows From Investing Activities:
Loan receivable	-	6,000	(6,000)
Interest receivable	-	(46)	(192)
Write off of interest receivable	-	192	-
Purchase of Fixed Assets and Domain Name	-	-	(31,387)
Net Cash Provided by (Used In) Investing Activities	-	6,146	(37,579)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	150,000	150,000
Repayments of Notes Payable - Stockholder	-	-	(150,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(1,796)	(1,701)	2,184
Proceeds from issuance of common stock	750,000	225,000	3,723,527
Net Cash Provided by Financing Activities	748,204	373,299	3,845,711

Net Increase (Decrease) in Cash	247,822	69,969	543,203

Cash at Beginning of Period	295,381	53,782	-

Cash at End of Period	$543,203	$123,751	$543,203

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$736,816	$-	$3,706,654
Shares issued for settlement of accrued payroll - related party	$-	$-	$30,000
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000
Settlement of accounts payable with stock issuance	$2,864	$-	$2,864

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2014 or December 31, 2013.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2014 and 2013, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at June 30, 2014 and June 30, 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2014	June 30, 2013

Stock Warrants (Exercise price - $0.001/share)	18,200,000	10,000,000
Convertible Preferred Stock	2	-
Total	18,200,002	10,000,000

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
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

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company is currently evaluating the impact of the adoption of ASU 2010-14 on its financial statements.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

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

There were no impairment losses recorded during the six months ended June 30, 2014 and 2013.

(M ) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

o
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2014 and December 31, 2013.

o
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

o
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

	June 30, 2014	December 31, 2013
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

NOTE 2                       RESTATEMENT OF FINANCIAL STATEMENTS

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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

Note:

1.  Adjustment to recongnize 10,000,000 warrants issued to consultant on November 21, 2012, with fair value of $400,000.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)
NOTE 3   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $987,563 and stockholders’ deficiency of $976,583 and used $3,264,929  of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4   EQUIPMENT

         At June 30, 2014 and December 31, 2013 equipment is as follows:

	As of June 30, 2014	As of December 31, 2013

Automobile	$25,828	$25,828
Office Equipment	5,560	5,560
Less Accumulated Depreciation	(20,408)	(17,295)

Total Property and Equipment	$10,980	$14,093

Depreciation and amortization expense for the three and six months ended June 30, 2014 was $1,565 and $3,113, respectively.

Depreciation and amortization expense for the three and six months ended June 30, 2013 was $1,392 and $2,769, respectively.

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
AS OF JUNE 30, 2014
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

NOTE 6   LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.  The remaining balance of $2,185 fully matures during the year ending December 31, 2014.

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
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
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

On December 11, 2013 the Company issued 3,063,725 shares of common stock for $125,000 ($0.04/share).

On January 28, 2014 the Company issued 3,537,736 shares of common stock for $150,000 ($0.04/share).

On February 18, 2014 the Company issued 3,409,091 shares of common stock for $150,000 ($0.04/share).

On March 12, 2014 the Company issued 2,551,020 shares of common stock for $100,000 ($0.04/share).

On April 7, 2014 the Company issued 2,212,389 shares of common stock for $100,000 ($0.05/share).

On April 22, 2014 the Company issued 2,173,913 shares of common stock for $100,000 ($0.05/share).

On June 10, 2014 the Company issued 3,409,091 shares of common stock for $150,000 ($0.04/share).

(B) Common Stock Issued for Intellectual Property

On April 26, 2006, the Company issued 332,292,000 shares of common stock to its founder having a fair value of $180 ($0.000001/share) in exchange for intellectual property.  The fair value of the patent was determined based upon the historical cost of the intellectual property contributed by the founder.

(C) Common Stock Issued for Services

Shares issued for services as mentioned below were valued at the closing price of the stock on the date of grant.

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
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
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

On March 28, 2014, the Company issued 44,000 shares of common stock with a fair value of $2,864 ($0.065/share) to a consultant as consideration for consulting fees owed from June 1, 2012 through March 31, 2014 of $44,000.  The issuance of shares resulted in gain on settlement of accounts payable of $19,136.

On April 23, 2014, the Company issued 1,800,000 shares of common stock with a fair value of $111,600 ($0.062/share) to a consultant as consideration for consulting services.

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
AS OF JUNE 30, 2014
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

On February 2, 2014, the Company issued 9,821,429 shares in connection with the cashless exercise of 10,000,000.

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

On February 17, 2014, the Company issued 1-year warrants for 600,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $33,620, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon and will be exercisable beginning on the 14th month anniversary of the agreement and for a period of twelve months thereafter.

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

On February 17, 2014, the Company issued 1-year warrants for 1,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20th month anniversary of the agreement and for a period of twelve months thereafter.
Grant Date
Expected dividends	0%
Expected volatility	86.23%

Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014, the Company issued 1-year warrants for 1,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20th month anniversary of the agreement and for a period of twelve months thereafter.
Grant Date
Expected dividends	0%
Expected volatility	86.23%

Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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

On June 4, 2014, the Company issued 3-year warrant for 3,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $171,102, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 32nd month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.69%

Expected term	3 years
Risk free interest rate	0.85%
Expected forfeitures	0%

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	18,000,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, December 31, 2013	18,000,000	$0.001	2.9
Granted	10,200,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, June 30, 2014	18,200,000	$0.001	2.6

Intrinsic Value	1,084,000

For the six months ended June 30, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.6	1,084,000

For the year ended December 31, 2013, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	28,000,000	18,000,000	2.9	918,000

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
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the six months ended June 30, 2014, an additional loan of $572 was made.  As of  June 30, 2014 the outstanding balance is $65,292. As of June 30, 2014 the Company recorded interest expense and related accrued interest payable of $1,470.

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the six months ended March 31, 2013 and 2012, respectively, the company paid $224,139 and $210,000 in research and development fees.

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
AS OF JUNE 30, 2014
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
AS OF JUNE 30, 2014
(UNAUDITED)

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

On June 4, 2014 the Company entered into a one year agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agrees to issue a warrant for 3,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 24, 2014, the company issued a warrant for 3,000,000 shares of common stock with a fair value of $171,102 (See Note 8(E)).

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

KRAIG BIOCRAFT LABORATORIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014
(UNAUDITED)

Rent expense for the six months ended June 30, 2014 and 2013 is $6,749 and $6,640, respectively.

NOTE 10   RELATED PARTY TRANSACTIONS

On October 6, 2006 the Company received $10,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 12%, is unsecured and matured on May 1, 2007. At June 30, 2011 the Company recorded interest expense and related accrued interest payable of $776.   As of June 30, 2011, the loan principal was repaid in full.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the six months ended June 30, 2014, an additional loan of $572 was made.  As of  June 30, 2014 the outstanding balance is $65,292. As of March 31, 2013, the Company recorded interest expense and related accrued interest payable of $980. As of June 30, 2014, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2014 the Company recorded interest expense and related accrued interest payable of $1,470.

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, the Company incurred a loss on settlement of debt of $5,187,800. See note (8(H)).

As of June 30, 2014, the Company owes $734,244 in accrued salary to principal stockholder.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2013 the annual salary is $250,113.    The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

As of June 30, 2014 and December 31, 2013, there was $69,965 and $97,138, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

NOTE 11   SUBSEQUENT EVENTS

On July 7, 2014, the Company issued 2,212,389 share of common stock for $100,000 ($0.05/share).

In August, 2014, the Company issued 2,272,727 share of common stock for $100,000 ($0.04/share).

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

Results of Operations

Three and Six Months ended June 30, 2014 and 2013.

Revenue for the three and six months ended June 30, 2014 was $0. This compares to $0 in revenue for the three and six month period which ended June 30, 2013. Operating expenses for the three and six months ended June 30, 2014 were $545,705 and $1,198,091, respectively. This compares to operating expenses for the three and six months ended June 30, 2013 of $285,599 and $544,237, respectively. The primary reason for the increase was an increase in general and administrative expenses. Research and development expenses for the three and six months ended June 30, 2014 were $108,082 and $224,139, respectively, as compared to research and development expenses for the three and six months ended June 30, 2013 of $164,765 and $320,050, respectively. In addition, we had the following expenses during the three and six month periods which ended June 30, 2014: general and administrative $342,507 and $795,380, respectively, professional fees $32,587 and $53,515, respectively, officer’s salary $62,529 and $125,057, respectively and public relations $0 and $0, respectively. This compares to the following expenses during the three and six month periods which ended June 30, 2013: general and administrative $33,330 and $60,827, respectively, professional fees $28,605 and $45,472, respectively, officer’s salary $58,899 and $117,888, respectively and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of June 30, 2014 we had $543,203 in cash compared to $295,381 as of December 31, 2013.

Net cash used in operating activities was $500,382 for the six months ended June 30, 2014 as compared to $309,476 for the six months ended June 30, 2013.

Net cash used in investing activities was $0 for the three months ended June 30, 2014 as compared to net cash provided by investing activities of $6,146 for the six months ended June 30, 2013.

Net cash provided by financing activities was $748,204 for the six months ended June 30, 2014 as compared to $373,299 for the six months ended June 30, 2013.

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

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company is currently evaluating the impact of the adoption of ASU 2010-14 on its financial statements.

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

Changes in Internal Control over Financial Reporting.

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2014, the Company issued 2,272,727 share of common stock for $100,000 ($0.04/share).

On July 7, 2014, the Company issued 2,212,389 share of common stock for $100,000 ($0.05/share).

On June 24, 2014, the company issued to a consultant a warrant to purchase 3,000,000 shares of common stock.

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

KRAIG BIOCRAFT LABORATORIES, INC.

August 14, 2014	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer and Chief Financial Officer