Form 10-Q
period 2014-09-30
Kraig Biocraft Laboratories, Inc
filed 2014-10-23
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 673,974,429 shares of the registrant’s common stock, no par value, outstanding as of October 22, 2014.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2014 (Unaudited)	F-2

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 25, 2006 (Inception) to September 30, 2014 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited) and for the period from April 25, 2006 (Inception) to September 30, 2014 (Unaudited)	F-11

	Notes to Condensed Financial Statements (Unaudited)	F-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 4.	Controls and Procedures	5

PART II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 5.	Other Information	6

Item 6.	Exhibits.	7

Signatures		8

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

ASSETS

	September 30, 2014	December 31, 2013

Current Assets
Cash	$726,857	$295,381
Prepaid expenses	26,351	1,743
Total Current Assets	753,208	297,124

Property and Equipment, net	9,397	14,093

Total Assets	$762,605	$311,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$469,961	$362,436
Current portion of loan payable	1,082	3,981
Royalty agreement payable - related party	65,292	64,720
Accounts payable and accrued expenses - related party	1,041,894	1,081,482
Total Current Liabilities	1,578,229	1,512,619

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
673,958,429 and 635,241,994 shares issued and outstanding, respectively	9,812,200	7,810,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,891,062	2,053,236
Deficit accumulated during the development stage	(17,758,686)	(16,305,358)
	.	.
Total Stockholders' Deficit	(815,624)	(1,201,402)

Total Liabilities and Stockholders' Deficit	$762,605	$311,217

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from April 25, 2006 (Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenue	$-	$-	$-	$-	$-

Operating Expenses
General and Administrative	31,328	772,503	826,708	833,376	4,141,738
Public Relations	-	-	-	-	619,890
Amortization of Debt Discount	-	-	-	-	120,000
Professional Fees	59,313	13,111	112,828	58,583	626,276
Officer's Salary	62,528	58,899	187,585	176,787	2,028,233
Contract Settlement	-	-	-	-	107,143
Research and Development	68,801	96,368	292,940	416,418	2,084,383
Total Operating Expenses	221,970	940,881	1,420,061	1,485,164	9,727,663

Loss from Operations	(221,970)	(940,881)	(1,420,061)	(1,485,164)	(9,727,663)

Other Income/(Expenses)
Gain on forgiveness of debt	-	6,775	19,136	6,775	25,911
Other income	-	-	-	-	7,881
Bad debt expense	-	-	-	-	(6,238)
Interest income	-	-	-	47	239
Loss on settlement of accrued payroll - related party	-	-	-	-	(5,187,800)
Change in fair value of embedded derivative liability	-	-	-	-	(2,790,185)
Change in fair value of embedded derivative liability-related party	-	-	-	-	119,485
Interest expense	(17,071)	(15,953)	(52,403)	(50,014)	(200,316)
Total Other Income/(Expenses)	(17,071)	(9,178)	(33,267)	(43,192)	(8,031,023)

Net (Loss) before Provision for Income Taxes	(239,041)	(950,059)	(1,453,328)	(1,528,356)	(17,758,686)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(239,041)	$(950,059)	$(1,453,328)	$(1,528,356)	$(17,758,686)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	665,681,446	620,402,696	658,620,828	610,945,312

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders Deficit
For the period from April 25, 2006 (inception) to September 30, 2014
(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B			Common Stock - Class A Shares		Deferred	Deficit Accumulated during
	Shares	Par	Shares	Par	Shares	Par		Par	APIC	Compensation	Development Stage

Balance, April 25, 2006	-	$-	-	$-	-	$-	-	$-	$-	-	$-	$-

Stock issued to founder	-	-	332,292,000	180	-	-	-	-	-	-	-	180

Stock issued for services ($.01/share)	-	-	17,500,000	140,000	-	-	-	-	-	-	-	140,000

Stock issued for services ($.01/share)	-	-	700,000	5,600	-	-	-	-	-	-	-	5,600

Stock contributed by shareholder	-	-	(11,666,500)	-	-	-	-	-	-	-	-	-

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Stock issued for cash ($.05/share)	-	-	4,000	200	-	-	-	-	-	-	-	200

Fair value of warrants issued	-	-	-	-	-	-	-	-	126,435	-	-	126,435

Net Loss	-	-	-	-	-	-	-	-	-	-	(530,321)	(530,321)

Balance, December 31, 2006	-	-	338,833,500	146,180	-	-	-	-	126,435	-	(530,321)	(257,706)

Stock issued for cash ($.01/share)	-	-	1,750,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	12,000,000	103,000	-	-	-	-	-	-	-	103,000

Stock issued for cash ($.0003/share)	-	-	9,000,000	3,000	-	-	-	-	-	-	-	3,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.01/share)	-	-	1,875,000	15,000	-	-	-	-	-	-	-	15,000
												-
Stock issued for services ($.01/share)	-	-	2,000,000	16,000	-	-	-	-	-	-	-	16,000

Stock issued for cash ($.01/share)	-	-	13,125,000	105,000	-	-	-	-	-	-	-	105,000

Stock issued for cash ($.003/share)	-	-	80,495,000	241,485	-	-	-	-	-	-	-	241,485

Stock issued for cash ($.003/share)	-	-	200,000	600	-	-	-	-	-	-	-	600

Stock issued for cash ($.003/share)	-	-	8,300,000	24,900	-	-	-	-	-	-	-	24,900

Stock issued for cash ($.003/share)	-	-	25,000	75	-	-	-	-	-	-	-	75

Stock issued for cash ($.003/share)	-	-	120,000	360	-	-	-	-	-	-	-	360

Stock issued for cash ($.003/share)	-	-	1,025,000	3,075		-		-	-	-	-	3,075

Stock issued in connection to cash offering	-	-	28,125,000	84,375	-	-	-	-	(84,375)	-	-	-

Stock issued for services ($.01/share)	-	-	600,000	6,000	-	-	-	-	-	-	-	6,000

Net loss, for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	-	(472,986)	(472,986)

Balance, December 31, 2007	-	-	499,348,500	779,050	-	-	-	-	42,060	-	(1,003,307)	(182,197)

Stock issuable for services ($.01/share)	-	-	-	-	-	-	400,000	4,000	-	-	-	4,000

Net loss, for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	-	(1,721,156)	(1,721,156)

Balance, December 31, 2008	-	-	499,348,500	779,050	-	-	400,000	4,000	42,060	-	(2,724,463)	(1,899,353)

Stock issued for cash ($.01/share)	-	-	2,500,000	25,000	-	-	-	-	-	-	-	25,000

Stock issued for cash ($.008/share)	-	-	366,599	3,000	-	-	-	-	-	-	-	3,000

Stock issued for services	-	-	280,000	14,000	-	-	722,311	18,000	-	-	-	32,000

Stock issued for services	-	-	-	-	-	-	10,000,000	200,000	-	(103,333)	-	96,667

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(1,432,091)	(1,432,091)

Balance, December 31, 2009	-	-	502,495,099	821,050	-	-	11,122,311	222,000	42,060	(103,333)	(4,156,554)	(3,174,777)

Stock issued for services ($.01/share)	-	-	540,000	5,400	-	-	-	-	-	(5,000)	-	400

Stock issued for services ($.02/share)	-	-	17,885,915	334,000	-	-	-	-	-	-	-	334,000

Stock issued for services ($.08/share)	-	-	387,500	31,000	-	-	-	-	-	-	-	31,000

Stock issued for services ($.15/share)	-	-	200,000	30,000	-	-	-	-	-	-	-	30,000

Stock issued for services ($.05/share)	-	-	280,000	14,000	-	-	-	-	-	-	-	14,000

Warrants issued for services	-	-	-	-	-	-	-	-	168,000	(168,000)	-	-

Stock issued in connection with convertible note conversion	-	-	5,694,451	100,000	-	-	-	-	-	-	-	100,000

Stock issued in connection with convertible note conversion	-	-	854,169	15,000	-	-	-	-	-	-	-	15,000

Stock issued for cash ($.02/share)	-	-	10,000,000	200,000	-	-	(10,000,000)	(200,000)	-	-	-	-

Stock issued for cash ($.01/share)	-	-	4,000,000	28,632	-	-	-	-	-	-	-	28,632

Stock issued for cash ($.02/share)	-	-	4,513,116	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.08/share)	-	-	1,179,245	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.06/share)	-	-	1,157,407	75,000	-	-	-	-	-	-	-	75,000

Exercise of 6,000,000 warrants in exchange for stock	-	-	5,177,801	10,000	-	-	-	-	677,908	-	-	687,908

Deferred compensation realized	-	-	-	-	-	-	-	-	-	250,333	-	250,333

Forgiveness of accrued payable to related party	-	-	-	-	-	-	-	-	499,412			499,412

Forgiveness of derivative liability to related party	-	-	-	-	-	-	-	-	2,102,795			2,102,795

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(1,782,888)	(1,782,888)

Balance, December 31, 2010	-	-	554,364,703	1,834,082	-	-	1,122,311	22,000	3,490,175	(26,000)	(5,939,442)	(619,185)

Stock issued for cash ($.06/share)	-	-	1,470,588	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($.05/share)	-	-	2,083,333	100,000	-	-	-	-	-	-	-	100,000

Stock issued for services ($.07/share)	-	-	1,000,000	70,000	-	-	-	-	-	-	-	70,000

Stock issued for services ($.07/share)	-	-	1,029,412	70,000	-	-	-	-	-	-	-	70,000

Stock issued for cash ($.07/share)	-	-	1,420,455	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.07/share)	-	-	1,372,119	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.08/share)	-	-	1,314,406	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.06/share)	-	-	1,543,210	100,000	-	-	-	-	-	-	-	100,000

Stock issued for license ($0.11/share)	-	-	2,200,000	242,000	-	-	-	-	-	-	-	242,000

Exercise of 20,000,000 warrants in exchange for stock	-	-	19,767,985	2,569,838	-	-	-	-	(2,569,838)	-	-	-

Deferred compensation realized	-	-	-	-	-	-	-	-	-	26,000	-	26,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(1,295,310)	(1,295,310)

Balance, December 31, 2011	-	-	587,566,211	5,385,920	-	-	1,122,311	22,000	920,337	-	(7,234,752)	(906,495)

Stock issued for cash ($0.06/share)	-	-	1,562,500	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,403,846	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	2,155,172	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.02/share)	-	-	1,004,832	25,000	-	-	-	-	-	-	-	25,000

Shares issued for services ($0.10/share)	-	-	3,000,000	300,000	-	-	-	-	-	-	-	300,000

Shares issued for services ($0.06/share)	-	-	300,000	18,000	-	-	-	-	-	-	-	18,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.06/share)	-	-	1,600,000	96,000	-	-	-	-	-	-	-	96,000

Shares issued for services ($0.04/Share)	-	-	1,000,000	40,000	-	-	-	-	-	-	-	40,000

Grant 100,000,000 warrants for services	-	-	-	-	-	-	-	-	400,000	-	-	400,000

Net loss for the year ended December 31, 2012 (Restated)	-	-	-	-	-	-	-	-	-	-	(1,602,921)	(1,602,921)

Balance, December 31, 2012	-	-	604,115,638	6,360,920	-	-	1,122,311	22,000	1,320,337	-	(8,837,673)	(1,134,416)

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	5,208,334	200,000	-	-	-	-	-	-	-	200,000

Stock issued for cash ($0.04/share)	-	-	3,063,725	125,000	-	-	-	-	-	-	-	125,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-	-

Preferred Stock issued	2	5,217,800	-	-	-	-	-	-	-	-	-	5,217,800

Grant 10,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	-	736,816

Grant 8,000,000 warrants for services, net of M2M adjustment for unvested warrants	-	-	-	-	-	-	-	-	396,083	-	-	396,083

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(7,467,685)	(7,467,685)

Balance, December 31, 2013	2	5,217,800	635,241,994	7,810,920	-	-	1,122,311	22,000	2,053,236	-	(16,305,358)	(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	-	574,642

Settlement of accounts payable with stock issuance ($0.065/share)	-	-	44,000	2,864	-	-	-	-	-	-	-	2,864

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	-	111,600

Net loss for the nine months ended September 30, 2014	-	-	-	-	-	-	-	-	-	-	(1,453,328)	(1,453,328)

Balance, September 30, 2014	2	$5,217,800	673,958,429	$9,812,200	-	$-	1,122,311	$22,000	$1,891,062	$-	$(17,758,686)	$(815,624)

Kraig Biocraft Laboratories, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from April 25, 2006
			(Inception) to
	2014	2013	September 30, 2014
Cash Flows From Operating Activities:
Net Loss	$(1,453,328)	(1,528,356)	$(17,758,686)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,696	4,306	21,990
Gain on forgiveness of debt	(19,136)	(6,775)	(25,911)
Stock issuable for services	-	-	22,000
Loss on settlement	-	-	5,187,800
Change in Fair Value of Derivative Liability		-	2,790,703
Stock issued for services	111,600	-	1,569,780
Warrants issued to employees	-		126,435
Warrants issued to consultants	574,642	736,816	2,275,541
Deferred compensation realized	-	-	200,000
Bad debt expense	-	6,000	6,238
Write off of interest receivable	-	192	-
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(24,608)	1,039	(26,351)
(Decrease) in interest receivables	-	-	(46)
(Decrease) in accrued expenses and other payables - related party	(17,016)	116,687	1,576,333
Increase in accounts payable	107,525	77,785	554,002
Net Cash Used In Operating Activities	(715,625)	(592,306)	(3,480,172)

Cash Flows From Investing Activities:
Loan receivable	-	-	(6,000)
Interest receivable	-	-	(192)
Write off of interest receivable	-	-	-
Purchase of Fixed Assets and Domain Name	-	(3,473)	(31,387)
Net Cash Provided by (Used In) Investing Activities	-	(3,473)	(37,579)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	150,000	150,000
Repayments of Notes Payable - Stockholder	-	(150,000)	(150,000)
Proceeds from issuance of convertible note	-	-	120,000
Loan payable	(2,899)	(3,329)	1,081
Proceeds from issuance of common stock	1,150,000	725,000	4,123,527
Net Cash Provided by Financing Activities	1,147,101	721,671	4,244,608

Net Increase (Decrease) in Cash	431,476	125,892	726,857

Cash at Beginning of Period	295,381	53,782	-

Cash at End of Period	$726,857	$179,674	$726,857

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$736,816	$400,000	$3,706,654
Shares issued for settlement of accrued payroll - related party	$-	$-	$30,000
Shares issued in connection with convertible note payable	$-	$-	$115,000
Beneficial conversion feature on convertible notes and related debt discount	$-	$-	$120,000
Settlement of accounts payable with stock issuance	$2,864	$-	$2,864

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of September 30, 2014 or December 31, 2013.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2014 and 2013, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at September 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2014	September 30, 2013

Stock Warrants (Exercise price - $0.001/share)	18,200,000	10,000,000
Convertible Preferred Stock	2	-
Total	18,200,002	10,000,000

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2014 and December 31, 2013 there were no amounts that had been accrued in respect to uncertain tax positions.

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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

(J) Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

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

There were no impairment losses recorded during the nine months ended September 30, 2014 and 2013.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

o
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2014 and December 31, 2013.

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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)
	September 30, 2014	December 31, 2013
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

 NOTE 2                      RESTATEMENT OF FINANCIAL STATEMENTS

The unaudited financial statements for the periods ended March 31, 2013 and June 30, 2013 have been restated as a result of management’s determination that the Company’s accounting treatment pertaining to the issuance of 10,000,000 warrants to consultant with a fair value of $400,000 should be recorded as a public relations expense (See Note 8(E)).

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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014
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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014
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

Note:

1.  Adjustment to recognize 10,000,000 warrants issued to consultant on November 21, 2012, with fair value of $400,000.

 NOTE 3   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage, has a working capital deficiency of $825,021 and stockholders’ deficiency of $815,624 and used $3,480,172 of cash in operations from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4    EQUIPMENT

         At September 30, 2014 and December 31, 2013 equipment is as follows:

	As of September 30, 2014	As of December 31, 2013

Automobile	$25,828	$25,828
Office Equipment	5,560	5,560
Less Accumulated Depreciation	(21,991)	(17,295)

Total Property and Equipment	$9,397	$14,093

Depreciation and amortization expense for the three and nine months ended September 30, 2014 was $1,582 and $4,695, respectively.

Depreciation and amortization expense for the three and nine months ended September 30, 2013 was $1,537 and $4,306, respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014
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

NOTE 6    LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.  The remaining balance of $1,082 fully matures during the year ending December 31, 2014.

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

On June 10, 2014 the Company issued 3,409,091 shares of common stock for $150,000 ($0.04/share).

On July 7, 2014, the Company issued 2,212,389 share of common stock for $100,000 ($0.05/share).

On August 6, 2014, the Company issued 2,272,727 share of common stock for $100,000 ($0.04/share).

On September 3, 2014, the Company issued 2,450,980 share of common stock for $100,000 ($0.04/share).

On September 22, 2014, the Company issued 2,821,670 share of common stock for $100,000 ($0.04/share).

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
AS OF SEPTEMBER 30, 2014
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
 AS OF SEPTEMBER 30, 2014
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

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

On February 17, 2014, the Company issued 1-year warrants for 600,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $33,620, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon and will be exercisable beginning on the 14 th  month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.94%

Expected term	2 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014, the Company issued 1-year warrants for 600,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $33,620, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 14 th  month anniversary of the agreement and for a period of twelve months thereafter.

Grant Date
Expected dividends	0%
Expected volatility	86.94%

Expected term	2 years
Risk free interest rate	1.53%

On February 17, 2014, the Company issued 1-year warrants for 1,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20 th  month anniversary of the agreement and for a period of twelve months thereafter.

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

Grant Date
Expected dividends	0%
Expected volatility	86.23%

Expected term	3 years
Risk free interest rate	1.53%
Expected forfeitures	0%

On February 17, 2014, the Company issued 1-year warrants for 1,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $56,040, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable beginning on the 20 th  month anniversary of the agreement and for a period of twelve months thereafter.

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

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

Grant Date
Expected dividends	0%
Expected volatility	86.69%

Expected term	3 years
Risk free interest rate	0.85%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2011	-	$-
Granted	10,000,000	0.001
Exercised
Cancelled/Forfeited	-	-
Balance, December 31, 2012	10,000,000	0.001	9.90
Granted	18,000,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, December 31, 2013	18,000,000	$0.001	2.9
Granted	10,200,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, September 30, 2014	18,200,000	$0.001	2.6

Intrinsic Value	718,180

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

For the nine months ended September 30, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.3	718,180

For the year ended December 31, 2013, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	28,000,000	18,000,000	2.9	918,000

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

NOTE 9                                COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary will be forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary were amended whereby the principal shareholder has the option to convert any accrued salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amendment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.  The agreement was subsequently extended to October 30, 2013. By agreement with the principal share holder, this obligation to issue preferred shares was satisfied by the December 17, 2013 issuance of 2 shares of super voting preferred stock.

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
 AS OF SEPTEMBER 30, 2014
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

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 8(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing 200,000 preferred shares with the following preferences: no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480,  Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the nine months ended September 30, 2014, an additional loan of $572 was made.  As of September 30, 2014 the outstanding balance is $65,292. As of September 30, 2014 the Company recorded interest expense and related accrued interest payable of $1,470.

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

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance from May 1, 2011 and extending through April 30, 2013.  Pursuant to the terms of the agreement the Company will be required to pay approximately $637,984 for research and development over the two year period. For the nine months ended September 30, 2014 and 2013, respectively, the company paid $339,606 and $330,407 in research and development fees.

On July 1, 2006 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company issued 700,000 shares of common stock upon execution.  These shares had a fair value of $5,600 ($0.01/share) based upon the recent cash offering price.  Additionally, 2,000,000 shares of common stock were issued on May 18, 2007 with a fair value of $16,000 ($0.01/share).   As of December 31, 2008, the Company issued 600,000 shares of common stock for consulting services rendered with a fair value of $6,000 ($0.01/share).  On January 15, 2008 the Company authorized the issuance of 400,000 shares of common stock for consulting services rendered with a fair value of $4,000 ($0.01/share).   On July 1, 2009, the issuance of 482,825 shares was approved by the board of directors as partial payment for services previously provided to the Company by a consultant in accordance with a consulting agreement.  The total amount of issuable shares for the consultant is 1,122,311 shares, which includes 400,000 issuable shares previously approved by the board of directors and 239,486 shares approved to be issued in November 2009. On August 26, 2010, the Company entered into an addendum to the employment agreement where the monthly fee to the consultant was increased to $10,000 per month starting on September 1, 2010.  On August 26, 2010 the Company issued 985,915 shares with a fair value of $14,000 ($0.0142/share) to a consultant for research and development services provided in the past In addition, On August 26, 2010 the Company issued 4,500,000 bonus shares with a fair value of $90,000 ($0.02/share) to a consultant for research and development services and 10,000,000 shares with a fair value of $200,000 ($0.02/share) to a consultant for research and development services (See Note 8(C) ).

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
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

On July 29, 2010, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 20,000,000 common shares. The value of the services was $200,000, which approximated fair value.  The agreement remained in effect until January 29, 2011(See Note 9(E)).

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

On September 30, 2011 the Company entered into an addendum to an agreement with a consultant, superseding previous agreements, to provide research and development for a term of four years. Pursuant to the terms of the agreement, the Company will issue 3,000,000 shares of the Company’s common stock and replaces any stock currently owed to the consultant pursuant to consulting fee provisions of prior agreements.  Additionally, the Company will issue one million shares of the Company’s common stock per year as a consulting fee on the annual anniversary of this agreement or at the Company’s option, pay an annual consulting fee of $100,000.  As of September 30, 2011, the fair value of the Company’s shares of common stock was $0.10 per share and the Company owed the consultant $130,000.  Accordingly, the Company has recorded an additional liability to the consultant of $170,000 as of September 30, 2011. For the year ended December 31, 2012 the Company issued 4,000,000 shares with a fair value of $340,000 to a consultant for research and development services provided in the past.

On November 9, 2012, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares. The agreement remained in effect until May 27, 2013. On July 18, 2013, the Company issued 9,857,142 shares in connection with the cashless exercise of the 10,000,000 warrants.

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
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

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

On April 23, 2014, the Company entered into a six months agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agreed to issue 1,800,000 shares of common stock.  On May 5, 2014, the company issued 1,800,000 shares of common stock for $111,600 ($0.062/share).

On April 30, 2014 the Company entered into a one year agreement with a consultant for research and development. As consideration for services, the Company agreed to pay for Consultant’s air fare from the United States to Africa, for a trip scheduled in early May 2014.

On June 4, 2014 the Company entered into a one year agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agreed to issue a warrant for 3,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 24, 2014, the company issued a warrant for 3,000,000 shares of common stock with a fair value of $171,102 (See Note 8(E)).

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

Rent expense for the nine months ended September 30, 2014 and 2013 is $10,805 and $10,127, respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing 200,000 preferred shares with the following preferences: no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480,  Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the nine months ended September 30, 2014, an additional loan of $572 was made.  As of  September 30, 2014 the outstanding balance is $65,292. As of March 31, 2013, the Company recorded interest expense and related accrued interest payable of $980. As of September 30, 2014, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2014 the Company recorded interest expense and related accrued interest payable of $1,470.

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, the Company incurred a loss on settlement of debt of $5,187,800. See note (8(H)).

As of September 30, 2014, the Company owes $711,772 in accrued salary to principal stockholder.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.    The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2013 the annual salary is $250,113.    The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On February 25, 2013 the Company received $150,000 from a principal stockholder.    Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

As of September 30, 2014 and December 31, 2013, there was $75,432 and $97,138, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

NOTE 11    SUBSEQUENT EVENTS

On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/ share) to a consultant for research and development services performed from April 1, 2014 through September 30, 2014 and a bonus of 4,000 shares with a fair value of $161.

On October 2, 2014, the Company entered into a letter agreement for an equity line of financing up to $7,500,000 (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”).

Under the Letter Agreement, over a 24 month period from the effective date of a registration statement covering shares issuable to Calm Seas (the "Effective Date") we may put to Calm Seas up to an aggregate of $7,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may put shares bi-monthly.  The dollar value that will be permitted for each put pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas.Notwithstanding the $100,000 ceiling for each bi-monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of bi-monthly puts or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

KRAIG BIOCRAFT LABORATORIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 AS OF SEPTEMBER 30, 2014
 (UNAUDITED)

The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $7,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

»
We expect to spend approximately $105,000 per quarter through October 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Results of Operations

Three and Nine Months ended September 30, 2014 and 2013.

Revenue for the three and nine months ended September 30, 2014 was $0. This compares to $0 in revenue for the three and nine month period which ended September 30, 2013. Operating expenses for the three and nine months ended September 30, 2014 were $221,970 and $1,420,061, respectively. This compares to operating expenses for the three and nine months ended September 30, 2013 of $940,881 and $1,485,164, respectively. The primary reason for the decrease was a decrease in general and administrative expenses. Research and development expenses for the three and nine months ended September 30, 2014 were $68,801 and $292,940, respectively, as compared to research and development expenses for the three and nine months ended September 30, 2013 of $96,368 and $416,418, respectively. In addition, we had the following expenses during the three and nine month periods which ended September 30, 2014: general and administrative $31,328 and $826,708, respectively, professional fees $59,313 and $112,828, respectively, officer’s salary $62,528 and $187,585, respectively, and public relations $0 and $0, respectively. This compares to the following expenses during the three and nine month periods which ended September 30, 2013: general and administrative $772,503 and $833,376, respectively, professional fees $13,111 and $58,583, respectively, officer’s salary $58,899 and $176,787, respectively, and public relations $0 and $0, respectively.

Capital Resources and Liquidity

As of September 30, 2014 we had $726,857 in cash compared to $295,381 as of December 31, 2013.

Net cash used in operating activities was $715,625 for the nine months ended September 30, 2014 as compared to $592,306 for the nine months ended September 30, 2013.

Net cash used in investing activities was $0 for the nine months ended September 30, 2014 as compared to $3,473 for the nine months ended September 30, 2013.

Net cash provided by financing activities was $1,147,101 for the nine months ended September 30, 2014 as compared to $721,671 for the nine months ended September 30, 2013.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2014, the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant for research and development services performed from April 1, 2014 through September 30, 2014 and a bonus of 4,000 shares with a fair value of$161.

On September 22, 2014, the Company issued 2,821,670 share of common stock for $100,000 ($0.04/share).

On September 3, 2014, the Company issued 2,450,980 share of common stock for $100,000 ($0.04/share).

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

KRAIG BIOCRAFT LABORATORIES, INC.

October 22, 2014	By:	/s/ Kim Thompson
Kim Thompson
Chief Executive Officer and Chief Financial Officer