Form 10-K
period 2014-12-31
Kraig Biocraft Laboratories, Inc
filed 2015-03-31
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 was approximately $24,396,363. The aggregate market value was computed by reference to the last sale price ($0.06 price per share) of such common equity as of that date.

As of March 31, 2015, the registrant had 676,903,348 shares of common stock issued and outstanding.

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

Collaborative Research and Licensing

In 2006, the Company entered into a licensing agreement with the University Of Wyoming, which granted the Company the exclusive global rights to use and commercialize patented genetic sequences in silkworm.  In exchange for this license the University of Wyoming received $10,000 cash payment and the University of Wyoming Foundation received 17,050,000 shares of the Company’s common stock. Under the terms of the licensing agreement, the Company is obligated to provide annual license fees of $10,000 and support the University research with $13,700 annually.  No royalties are required. This agreement has remained unchanged since 2006.  The Company has not signed any other agreements with the University of Wyoming.

In 2007, the Company entered into the first of a series of collaborative research agreements with the University of Notre Dame (“Notre Dame”). The Company is contractually obligated to financially support the ongoing research and development of transgenic silkworms and the creation of recombinant silk fibers. In exchange, the Company has an option to obtain the exclusive global commercialization rights to the technology developed pursuant to the research effort.

The distinction between the successive collaborative research agreements with the University of Notre Dame has been the level of financial support that the Company has agreed to provide.  The trend has been for an increase in financial support for the research and development in nearly every successive agreement.  In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support.

In 2011, the Company exercised its option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame.  That has resulted in a separate license agreement with Notre Dame.  Pursuant to that license agreement, Notre Dame has filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks.  The license agreement obligates the Company to reimburse the University for costs associated with the filing, prosecuting and maintaining of such patents and patent applications.  In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of the Company’s common stock and the Company has agreed to pay Notre Dame royalties of 2% of the Company’s gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. The Company has also agreed to pay to Notre Dame $50,000 a year, which is credited toward any royalties that are due. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame.

On October 15, 2013, the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement the scientific researcher will transfer to the Company his rights to intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher will receive 8,000,000 warrants of the Company’s stock, exercisable 24 months from the date of the agreement.  The researcher will also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement the researcher will receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the consultant performs the contract in good faith the consultant will be entitled to an additional 8,000 warrants.  The warrants described above all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.

On February 17, 2014, the Company entered into two consulting agreements with two consultants for independent technical expertise to further the Company’s business plans and scientific research and development.  As consideration for the services performed, the Company agrees to issue the following to each of the consultants:

●
Within 30 days of the date of this agreement, a warrant for six hundred thousand (600,000) shares of the Company’s common stock to be exercisable on the 14 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. Such warrant has been issued as of the date of this report.

●
Within 30 days of the date of this agreement, a warrant for one million shares (1,000,000) of the Company’s common stock to be exercisable on the 20 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. Such warrant has been issued as of the date of this report.

●
Within 30 days of the date of this agreement, a warrant for two million (2,000,000) shares of the Company’s common stock to be exercisable on the 32 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. Such warrant has been issued as of the date of this report.

●
Based on the consultants reaching two sets of benchmarks, two separate warrants for one million five hundred thousand (1,500,000) shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. Such warrant has not been issued as of the date of this report.

●
On the three year anniversary, assuming the consultant acted in good faith and the Company’s board of directors approval, a warrant for one million five hundred thousand shares  (1,500,000) of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. Such warrant has not been issued as of the date of this report.

 As of the date hereof, the Company has issued a total of 7,200,000 warrants under the foregoing two consulting agreements.

On October 2, 2014, the Company entered into a letter agreement for an equity line of financing up to $7,500,000 (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”).

Under the Letter Agreement, over a 24 month period from the effective date of a registration statement covering shares issuable to Calm Seas (the "Effective Date") we may put to Calm Seas up to an aggregate of $7,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement. We may put shares bi-monthly. The dollar value that will be permitted for each put pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000. We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas. Notwithstanding the $100,000 ceiling for each bi-monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of bi-monthly puts or as an additional put(s) during such month. If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

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

The Product

Certain fibers produced in nature possess unique mechanical properties in terms of strength, resilience and flexibility.

Comparison of the Properties of Spider Silk and Steel

	Material Toughness 1	Tensile Strength 2	Weight 3
Dragline spider silk	120,000-160,000	1,100-2,900	1.18-1.36

Steel	2,000-6,000	300-2,000	7.84

1	Measured by the energy required to break a continuous filament, expressed in joules per kilogram (J/kg). A .357 caliber bullet has approximately 925 joules of kinetic energy at impact.

2	Tensile strength refers to the greatest longitudinal stress the fiber can bear, measured by force over area in units of newtons per square meter. The measurement here is in millions of pascals.

3	In grams per cubic centimeter of material.

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

We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. For example, as noted above, the ability of spider silk to absorb in excess of 100,000 joules of kinetic energy per kilogram makes it a potentially ideal material for structural blast protection.

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB. There are 676,903,348 shares of common stock issued and outstanding as of March 31, 2015. Kim Thompson, our founder and CEO, owns approximately 38.66% of the issued and outstanding common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 31, 2015. Kim Thompson owns 100% of the issued and outstanding super voting preferred shares.

The inventor of our technology concept, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc. Our protein expression system is, in concept, scalable, cost effective, and capable of producing a wide range of proteins and materials.

On April 8, 2011, Kraig and Sigma-Aldrich Co., an Illinois corporation (“Sigma”) entered into a License and Option Agreement. Under the terms of the agreement, Sigma will provide Kraig with its proprietary genetic engineering tools and expertise in zinc finger nuclease to enable Kraig to significantly accelerate its product development. In addition to providing the customized tools and technological know-how, Sigma has granted Kraig an option for a commercial license to use the technology in the textile, technical textile and biomedical markets. Sigma will create customized zinc fingers for Kraig's use in its development of spider silk polymers and technical textiles.

In September 2010, the Company announced that it had succeeded in introducing spider silk DNA in silkworm with the result that the transgenic silkworm were producing new recombinant silk fibers. These fibers are a combination of natural silkworm silk proteins and proteins that the silkworms are making as a result of the introduction of the spider silk DNA. The Company announced that it had created approximately twenty different transgenic silkworm strains producing recombinant silk.

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007. That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production. On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories. In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”).  On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with University of Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”).  Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support.  For the year ended December 31, 2014 and 2013, respectively, the Company paid $439,536 and $489,434 in research and development fees.

We also entered into an intellectual property and sponsored research agreement with the University of Wyoming in 2006.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.

Between 2010 and 2014 the University of Notre Dame filed approximately 12 patent applications pursuant to our intellectual property and collaborative research agreement.  Under the terms of that agreement the Company has an option for the exclusive commercial rights to that technology. The Company has notified the University of its exercise of that option.  These patent applications include coverage in the United States, Europe, Korea, Vietnam, Brazil, India, China, Australia, Japan, and Canada.  As of the date hereof, all of these patents were pending applications and none have been issued.

We do not own any patents. In 2014, seven trademarks were issued to the Company which it intends to use for product branding in the future. The details of such trademarks are set forth in the following table:

Marks	Registered Owner	Country	Status
Monster SilkTM	Kraig Biocraft Laboratories	United States of America	issued
SpiderpillarTM	Kraig Biocraft Laboratories	United States of America	issued
SpilkTM	Kraig Biocraft Laboratories	United States of America	issued
Big RedTM	Kraig Biocraft Laboratories	United States of America	issued
Monster WormTM	Kraig Biocraft Laboratories	United States of America	issued
Spider WormTM	Kraig Biocraft Laboratories	United States of America	issued
Spider MothTM	Kraig Biocraft Laboratories	United States of America	issued

License Agreement with Notre Dame University

In 2011, the Company exercised its option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame.  On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property.

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

We anticipate paying all accrued fees to, or making alternative arrangements with the University within the next twelve months. If we fail to make such payment the University of Wyoming could terminate our license agreement. We anticipate that such a termination would result in a loss of three to nine months of research time and result in increased research and development costs in the range of $30,000 to $140,000.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2014 and 2013, we have spent approximately 7,000 hours and 7,000 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

In fiscal year 2014 we had two employees including Kim Thompson, our sole officer and director and an office administrator.  In January 2015, we appointed Mr. Jonathan R. Rice as our Chief Operating Officer. We plan to hire more persons on as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY.

In 2014 we rented office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which is our principal place of business. Our lease is on a month to month basis. We pay an annual rent of $600 for conference facilities, mail, fax and reception services located at our principal place of business.

Starting in February of 2015, we rent additional office space in East Lansing, Michigan.  We pay an annual rent of $4,338 for office space, conference facilities, mail, fax, and reception services. This lease expires on July 1, 2015 and is expected to be renewed.

We rent laboratory space in South Bend, Indiana. Our current lease is on a month to month basis. We pay an annual rent of $12,750 for laboratory space, conference facilities and reception services. On February 25, 2015, the Company renewed its lease of the laboratory. The lease is on a month to month basis at an annual rate of $13,200.

ITEM 3. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTCQB system under the symbol “KBLB.”

The following table sets forth the high and low trade information for our Class A common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low Price	High Price
Fourth Quarter 2014	$0.04	$0.05
Third Quarter 2014	$0.03	$0.06
Second Quarter 2014	$0.06	$0.07
First Quarter 2014	$0.05	$0.09

Fourth Quarter 2013	$0.0465	$0.065
Third Quarter 2013	$0.051	$0.086
Second Quarter 2013	$0.06	$0.136
First Quarter 2013	$0.0363	$0.1

Holders

As of March 31, 2015 in accordance with our transfer agent records, we had 26 record holders of our Class A common stock.

Transfer Agent and Registrar

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ  07716 and its phone number is (732) 872-2727.

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

Sale of Unregistered Securities

On January 28, 2014 the Company issued 3,537,736 shares of common stock for $150,000 ($0.04/share).

On February 2, 2014, the Company issued 9,821,429 shares in connection with the exercise of 10,000,000 warrants.

On February 17, 2014, the Company issued to two consultants the following warrants in consideration of their services: (i) warrants that are exercisable on the 14th month anniversary of the issuance date for an aggregate of 1,200,000 shares of common stock, (ii) warrants that are exercisable on the 20th month anniversary of the issuance date for an aggregate of 2,000,000 shares of common stock, and (iii) warrants that are exercisable on the 32nd month anniversary of the issuance of the issuance date for an aggregate of 4,000,000 shares of common stock.

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

On June 10, 2014, the Company issued 3,409,091 shares of common stock valued at $150,000 ($0.04/share).

On June 24, 2014, the company issued to a consultant a warrant to purchase 3,000,000 shares of common stock.

On July 7, 2014, the Company issued 2,212,389 shares of common stock for $100,000 ($0.05/share).

On August 6, 2014, the Company issued 2,272,727 shares of common stock for $100,000 ($0.04/share).

On September 3, 2014, the Company issued 2,450,980 shares of common stock for $100,000 ($0.04/share).

On September 22, 2014, the Company issued 2,821,670 shares of common stock for $100,000 ($0.04/share).

On October 9, 2014, the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant for research and development services performed from April 1, 2014 through September 30, 2014 and a bonus of 4,000 shares with a fair value of $161.

On January 21, 2015, the Company issued 2,918,919 shares in connection with the cashless exercise of the 3,000,000 warrants.

On January 23, 2015, the Company issued to its COO a warrant to purchase 2,000,000 shares of common stock as compensation for his services pursuant to an employment agreement dated January 19, 2015.

On March 5, 2015, the Company issued 10,000 shares with a fair value of $484 ($0.0321/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through February 28, 2015 of $10,000.

These issuances were made in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and/or Regulation D promulgated thereunder.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●

We estimate having spent approximately $35,000 per month between January 2015 and  March 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $44,000 per month between April 2015 and March 2016 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this increase in funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

●
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

●
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers. If our financing will allow, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research

●
We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.

●
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

●	We plan to actively pursue collaborative research and product testing, opportunities with companies in the biotechnology, materials, textile and other industries.
●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2015.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster SilkTM.

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

Results of Operations for the Years ended December 31, 2014 and 2013.

Revenue for the twelve months ended December 31, 2014 was $0. This compares to $0 in revenue for the for the twelve month period which ended December 31, 2013.

Operating expenses for the twelve months ended December 31, 2014 were $1,834,358. This compares to $2,214,864 in expenses during the twelve month period which ended December 31, 2013. Research and development expenses for the twelve months ended December 31, 2014 were $439,536. This compares to $489,434 spent on research and development during the twelve months ended December 31, 2013. In addition, we had the following expenses during the twelve month period which ended December 31, 2014: general and administrative $896,079, professional fees $180,599, and officer’s salary $318,144. This compares to the same expenses during the twelve month period which ended December 31, 2013: general and administrative $1,309,923, professional fees $178,373, and officer’s salary $237,134.

Our general and administrative expenses and officer’s salary experienced the largest changes between the years ended December 31, 2014 and 2013.  These values are set forth below:
	Year ended 12/31/2014	Year ended 12/31/2013
General and Administrative Expenses	$896,079	$1,309,923
Officer’s Salary	$318,144	$237,134

The decrease in general and administrative expenses of $413,844 in 2014 was primarily due to a reduction in the number of warrants issued for services.

The primary reason for the increase in officer’s salary of $81,010 was due to a 6% raise and 20% bonus as per the officer’s employment agreement.

Capital Resources and Liquidity

As of December 31, 2014 we had $495,036 in cash compared to $295,381 as of December 31, 2013.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $1,800,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

On August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of December 31, 2014, we have adopted the provisions of this ASU.

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

–
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

–
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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	17	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	18	BALANCE SHEETS AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013.

PAGE	19	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013.

PAGE	20	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013.

PAGES	21	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2012 TO DECEMBER 31, 2014.

PAGES	23-39	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 31, 2015

Kraig Biocraft Laboratories, Inc.
Balance Sheets

ASSETS

	December 31, 2014	December 31, 2013

Current Assets
Cash	$495,036	$295,381
Prepaid expenses	1,000	1,743
Total Current Assets	496,036	297,124

Property and Equipment, net	43,191	14,093

Total Assets	$539,227	$311,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$522,586	$427,157
Current portion of loan payable	-	3,981
Royalty agreement payable - related party	64,720	64,720
Accounts payable and accrued expenses - related party	1,177,603	1,016,761
Total Current Liabilities	1,764,909	1,512,619

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
673,974,429 and 635,241,994 shares issued and outstanding, respectively	9,812,845	7,810,920
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,900,018	2,053,236
Accumulated Deficit	(18,178,345)	(16,305,358)
	.	.
Total Stockholders' Deficit	(1,225,682)	(1,201,402)

Total Liabilities and Stockholders' Deficit	$539,227	$311,217

Kraig Biocraft Laboratories, Inc.
Statements of Operations

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenue	$-	$-

Operating Expenses
General and Administrative	896,079	1,309,923
Professional Fees	180,599	178,373
Officer's Salary	318,144	237,134
Research and Development	439,536	489,434
Total Operating Expenses	1,834,358	2,214,864

Loss from Operations	(1,834,358)	(2,214,864)

Other Income/(Expenses)
Gain on forgiveness of debt	30,652	6,775
Bad debt expense	-	(6,238)
Interest income	-	47
Loss on settlement of accrued payroll - related party	-	(5,187,800)
Interest expense	(69,281)	(65,605)
Total Other Income/(Expenses)	(38,629)	(5,252,821)

Net (Loss) before Provision for Income Taxes	(1,872,987)	(7,467,685)

Provision for Income Taxes	-	-

Net (Loss)	$(1,872,987)	$(7,467,685)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	662,490,382	616,313,968

Kraig Biocraft Laboratories, Inc.
Statements of Cash Flows

	For the Years Ended December 31,

	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(1,872,987)	$(7,467,685)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	7,159	5,888
Gain on forgiveness of debt	(30,652)	(6,775)
Stock issued for services	111,600	-
Loss on settlement of accrued payroll - related party	-	5,187,800
Warrants issued to consultants	574,642	1,132,899
Bad debt expense	-	6,238
Decrease in interest receivable	-	(46)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	743	527
(Decrease) in accrued expenses and other payables - related party	110,625	223,749
Increase in accounts payable	194,311	117,251
Net Cash Used In Operating Activities	(904,559)	(800,154)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(41,805)	(3,473)
Net Cash Used In Investing Activities	(41,805)	(3,473)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - Stockholder	-	150,000
Repayments of Notes Payable - Stockholder	-	(150,000)
Repayment of loan payable	(3,981)	(4,774)
Proceeds from issuance of common stock	1,150,000	1,050,000
Net Cash Provided by Financing Activities	1,146,019	1,045,226

Net Increase (Decrease) in Cash	199,655	241,599

Cash at Beginning of Period	295,381	53,782

Cash at End of Period	$495,036	$295,381

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$736,816	$400,000
Shares issued for settlement of accrued payroll - related party	$-	$30,000
Settlement of accounts payable with stock issuance	$3,509	$-
Gain on the sale of the fixed asset to a related party	$8,956	$-
Fixed asset sold to related party to cancel accounts payable - related party	$5,548	$-

Kraig Biocraft Laboratories, Inc.
Statement of Changes in Stockholders Deficit
For the years ended December 31, 2014 and 2013

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2012	-	-	604,115,638	6,360,920	-	-	1,122,311	22,000	1,320,337	(8,837,673)	(1,134,416)

Make up shares issued for the transaction entered during the December 31, 2012 year end					-	-	-	-	-	-	-

Stock issued for cash ($0.05/share)	-	-	961,538	50,000	-	-	-	-	-	-	50,000

Stock issued for cash ($0.05/share)	-	-	945,537	50,000	-	-	-	-	-	-	50,000

Stock issued for cash ($0.06/share)	-	-	822,368	50,000	-	-	-	-	-	-	50,000

Stock issued for cash ($0.08/share)	-	-	884,434	75,000	-	-	-	-	-	-	75,000

Stock issued for cash ($0.06/share)	-	-	3,521,126	200,000	-	-	-	-	-	-	200,000

Stock issued for cash ($0.05/share)	-	-	1,838,235	100,000	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	1,923,077	100,000	-	-	-	-	-	-	100,000

Stock issued for cash ($0.05/share)	-	-	2,100,840	100,000	-	-	-	-	-	-	100,000

Stock issued for cash ($0.04/share)	-	-	5,208,334	200,000	-	-	-	-	-	-	200,000

Stock issued for cash ($0.04/share)	-	-	3,063,725	125,000	-	-	-	-	-	-	125,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,857,142	400,000	-	-	-	-	(400,000)	-	-

Preferred Stock issued	2	5,217,800	-	-	-	-	-	-	-	-	5,217,800

Grant 10,000,000 warrants for services	-	-	-	-	-	-	-	-	736,816	-	736,816

Grant 8,000,000 warrants for services, net of M2M adjustment for unvested warrants	-	-	-	-	-	-	-	-	396,083	-	396,083

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(7,467,685)	(7,467,685)

Balance, December 31, 2013	2	5,217,800	635,241,994	7,810,920	-	-	1,122,311	22,000	2,053,236	(16,305,358)	(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	574,642

Settlement of accounts payable with stock issuance ($0.06/share)	-	-	60,000	3,509	-	-	-	-	-	-	3,509

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	111,600

Gain on the sale of the fixed asset to a related party	-	-	-	-	-	-	-	-	8,956	-	8,956

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(1,872,987)	(1,872,987)

Balance, December 31 ,2014	2	$5,217,800	673,974,429	$9,812,845	-	$-	1,122,311	$22,000	$1,900,018	$(18,178,345)	$(1,225,682)

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2014 or December 31, 2013.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2014 and 2013, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at December 31, 2014 and December 31, 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2014	December 31, 2013

Stock Warrants (Exercise price - $0.001/share)	18,000,000	18,000,000
Convertible Preferred Stock	2	2
Total	18,000,002	18,000,002

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2014	2013

Expected income tax recovery (expense) at the statutory rate of 34%	$(636,816)	$(2,539,012)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	222,901	2,153,127
Change in valuation allowance	413,915	385,583

Provision for income taxes	$-	$-

         The components of deferred income taxes are as follows:

	Years Ended December,
	2014	2013

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,829,510	2,415,595
Valuation allowance	(2,829,510)	(2,415,595)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The net change in the valuation allowance for the year ended December 31, 2014 and 2013 was an increase of $413,915 and $385,853, respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2014 and 2013 there were no amounts that had been accrued in respect to uncertain tax positions.

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

(J) Recent Accounting Pronouncements

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

On November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

On August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of December 31, 2014, we have adopted the provisions of this ASU.

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

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

There were no impairment losses recorded during the years ended December 31, 2014 and 2013.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

(M) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2014 and December 31, 2013.

°
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

°
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

	December 31, 2014	December 31, 2013
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

 NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of 1,268,873 and stockholders’ deficiency of $1,225,682 and used $904,559 of cash in operations for the year ended December 31, 2014.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

NOTE 3    EQUIPMENT

At December 31, 2014 and December 31, 2013 equipment is as follows:

	As of December 31, 2014	As of December 31, 2013

Automobile	$41,805	$25,828
Office Equipment	5,560	5,560
Less Accumulated Depreciation	(4,174)	(17,295)

Total Property and Equipment	$43,191	$14,093

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $7,159 and $5,888, respectively.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company recorded a gain on the sale of the asset of $8,956 as donated capital due to the transaction being with a related party.

NOTE 4    LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.  For the years ending December 31, 2014 and December 31, 2013, the Company repaid $3,981, and $4,774 in loan balance, respectively. At December 31, 2014 the loan balance was repaid in full.

NOTE 5    LOAN PAYABLE – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.  The Company recorded accrued interest payable of $2,001.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

NOTE 6    STOCKHOLDERS’ DEFICIT

(A)       Common Stock Issued for Cash

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

(B) Common Stock Issued for Services

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

On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).  The issuance of shares resulted in gain on settlement of accounts payable of $11,516.

(C) Common Stock Warrants

On February 2, 2014, the Company issued 9,821,429 shares in connection with the cashless exercise of 10,000,000 shares of warrants.

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

Grant Date
Expected dividends	0%
Expected volatility	86.69%

Expected term	3 years
Risk free interest rate	0.85%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2013	18,000,000	$0.001	2.9
Granted	10,200,000	$0.001
Exercised	(10,000,000)	$-
Cancelled/Forfeited	-
Balance, September 30, 2014December 31, 2014	18,200,000	$0.001	2.1

Intrinsic Value	$801,900

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

For the year ended December 31, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.1	801,900

For the year ended December 31, 2013, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	28,000,000	18,000,000	2.9	918,000

(D)  Amendment to Articles of Incorporation

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

(E) Conversion of debt & Issuance of Convertible Preferred Stock – related party

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

NOTE 7    COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On September 30, 2010, the Company entered into an addendum to the employment agreement whereby all but $250,000 of unpaid back salary was forgiven by the principal stockholder.  The addendum also eliminated the various milestone achievement awards from the prior employment agreements.  In addition, the addendum reduced the interest rate to 3% per year.  Further, the conversion rights for unpaid back salary and other owed debts were amended whereby the principal shareholder has the option to convert any accrued salary into Class “A” Common stock by dividing the dollar value of the debt to be converted to stock by the closing price of the stock on the date that the conversion notice is received by the Company.  This amendment effectively eliminated any beneficial conversion features related to accrued salary of September 30, 2010.  In exchange the Company agreed to issue 10,000,000 preferred shares to the principal stockholder no later than September 30, 2011, that date was extended by mutual agreement to December 31, 2012.  The agreement was subsequently extended to October 30, 2013. By agreement with the principal shareholder, this obligation to issue preferred shares was satisfied by the December 17, 2013 issuance of 2 shares of super voting preferred stock.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2014 the annual salary is $265,120.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

On October 2, 2014, the Company entered into a letter agreement for an equity line of financing up to $7,500,000 (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”).

Under the Letter Agreement, over a 24 month period from the Effective Date (as defined below) we may put to Calm Seas up to an aggregate of $7,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may put shares bi-monthly.  The dollar value that will be permitted for each put pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas. Notwithstanding the $100,000 ceiling for each bi-monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of bi-monthly puts or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

 The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $7,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

(A)License Agreement

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales.  On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016.  Under the agreement the Company will provide approximately $534,000 in financial support. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

(B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 6(C)).  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, issue 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516.  The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2014 the outstanding balance is $65,292. As of December 31, 2014 the Company recorded interest expense and related accrued interest payable of $1,954.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016.   Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the year ended December 31, 2014 and 2013, respectively, the company paid $439,536 and $489,434 in research and development fees.

(C)Consulting Agreement

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
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

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

On June 4, 2014 the Company entered into a one year agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agrees to issue a warrant for 3,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 24, 2014, the company issued a warrant for 3,000,000 shares of common stock with a fair value of $171,102 (See Note 6(E)).

(D) Operating Lease Agreement

On April 1, 2012 the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month basis.

On March 21, 2014, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $12,750.

Rent expense for the years ended December 31, 2014 and 2013 is $14,137 and $13,565, respectively.

NOTE 8    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2014 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2014 the Company recorded interest expense and related accrued interest payable of $1,955.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, the Company incurred a loss on settlement of debt of $5,187,800 (See Note 6(H)).

As of December 31, 2014, the Company owes $769,420 in accrued salary to principal stockholder.  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2014 the annual salary is $265,120.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On February 25, 2013, the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the Company recorded interest expense and related accrued interest payable of $2,001 and the loan balance of $150,000 was repaid.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company reduced the accrued salary by the purchase price of the vehicle and recorded a gain on the sale of the asset of $8,956.

As of December 31, 2014 and December 31, 2013, there was $86,325 and $97,138, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of December 31, 2013, there was $259,796 of accrued interest- related party and $8,310 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

NOTE 9    SUBSEQUENT EVENTS

On January 23, 2015, the board of directors of Kraig Biocraft Laboratories, Inc appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  The Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the Employment Agreement.

On January 21, 2015, the Company issued 2,918,919 shares in connection with the cashless exercise of the 3,000,000 warrants.

On March 5, 2015, the Company issued 10,000 shares with a fair value of $484 ($0.0321/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through February 28, 2015 of $10,000. The issuance of shares resulted in gain on settlement of accounts payable of $9,679.

On February 25, 2015, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $13,200.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–
Lack of internal audit function. During 2014, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, allocating the “related party gain” to be donated capital and adding the liability due to our attorney that should have been recorded.  Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2014, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–
Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have hired a payroll service firm to manage all payroll functions including tax withholdings. We will take the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	53	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	35	Chief Operating Officer	January 20, 2015

The following summarizes the occupation and business experience during the past five years for our officers and sole director.

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

JONANTHAN R. RICE

Jonathan R. Rice had worked at Ultra Electronics, Adaptive Materials Inc., a Michigan company (“UEA”) since 2002. At UEA, he worked as the Director of Advanced Technologies since 2002, where he was responsible for new products development and commercialization. He was also the Corporate Facility Security Officer for UEA since 2006, where Mr. Rice ensured UEA’s compliance with federal regulations under the National Industrial Security Program Operating Manual and completed its annual security audit. During 2004 through 2007 while working as an Engineering Manager at UEA, Mr. Rice, among other things, led the design and development of multiple fuel cell and power management systems, established a team to identify and eliminate production and performance limitation, authored technical progress and final reports for customers and provided training to military personnel on use of fuel cell systems. From 2002 through 2005, Mr. Rice had also served as UEA’s Production Manager in charge of developing manufacturing process and techniques and sourcing the production equipment for UEA’s products. Mr. Rice graduated from Michigan Technological University in 2002 with a degree of Bachelors of Science Chemical Engineering. Mr. Rice is currently studying for his Masters of Business Administration at Michigan State University and expects to graduate in 2016.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Thompson is employed as the CEO and CFO of the company pursuant to a five year employment contract.

Our officers and director have not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our board of directors and holds office until removed by the board.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2014, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2014 and 2013 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson
President, CEO, CFO and Director	2014	$265,120	$53,024	0	$0	0	$0	$18,456	(2)	$336,600
	2013	$237,134	0	0	$0	0	$0	$8,793	(1)	$245,927
Jonathan R. Rice COO (3)	2014	$0	0	0	$0	0	$0	$0		$0
	2013	$0	0	0	$0	0	$0	$0		$0

1)	In 2013, Kim Thompson received $8,793 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.
2)	In 2014, Kim Thompson received $18,456 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.
3)	Mr. Rice was appointed as the Company's Chief Operating Officer on January 20, 2015.

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

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this report and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Class A Common Stock	Kim Thompson	261,661,041	(2)	38.66%
	120 N. Washington Square, Suite 805
	Lansing, MI 48933

Class A Common Stock	Jonathan R. Rice	2,000,000	(3)	*
	120 N. Washington Square, Suite 805
	Lansing, MI 48933

Class A Common Stock	All executive officers and directors as a group (1 Person)	263,661,041		38.95%

Series A Preferred Stock	Kim Thompson	2		100%
	120 N. Washington Square, Suite 805
	Lansing, MI 48933

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%
_______________
* less than 1%

(1) The percent of class is based on 676,903,348 shares of our Class A common stock issued and outstanding as of the date of this report.
(2) Such shares include 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that is owned by Mr. Thompson.
(3) Such shares are shares of common stock that may be issued upon exercise of a warrant that is owned by Mr. Rice.

Securities authorized for issuance under equity compensation plans

None.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 19, 2013, the Company issued to the CEO two shares of Series A Preferred Stock, with each share entitles the CEO to 200,000,000 votes on all matters.  Each share of Series A Preferred Stock is convertible into one share of common stock and has the same right to normal dividends as a common share but has no other right to distributions. Such shares of Series A Preferred Stock was issued to the CEO in consideration for the CEO’s agreement to extend the Company’s repayment of the debts owed to him to October 30, 2014 and to forgive $30,000 compensation that the Company owed to him.  On March 25, 2015, with agreement of the CEO not to request repayment before July 1, 2015, the Company extended the repayment period to July 31, 2016.

As of December 31, 2014 and December 31, 2013, the Company owed $818,771 and 716,237, respectively, in accrued salary and accrued payroll taxes to principal stockholder. As of December 31, 2014, no accrued salary has been converted to Class A Common Stock.

As of December 31, 2014 and December 31, 2013, there was $86,325 and $97,138, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Executive Officer.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

As of December 31, 2013, there was $259,796 of accrued interest- related party and $8,310 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

Director Independence

We are not subject to listing requirements of any national securities exchange and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” Mr. Kim Thompson, our Chief Executive Officer, Chief Financial Officer and President, is our sole director. Mr. Thompson does not qualify as independent directors under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined under the rules and regulations of NASDAQ.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $13,000 and $8,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

       The following consolidated financial statements of Kraig Biocraft Laboratories, Inc. and a report of its current and former Independent Registered Public Accounting Firm, M&K CPAs PLLC, are included in this report:

●	Reports of Independent Registered Public Accounting Firms.

●	Balance Sheets at December 31, 2014 and 2013

●	Statements of Operations for the years ended December 31, 2014 and 2013

●	Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2014 and 2013

●	Statements of Cash Flows for the years ended December 31, 2014 and 2013

●	Notes to Financial Statements for the years ended December 31, 2014 and 2013

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.2	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.3	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice*

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.2	Securities Purchase Agreement between Kraig Biocraft Laboratories and Worth Equity Fund, L.P. and Mutual Release (1)

10.3	Securities Purchase Agreement between Kraig Biocraft Laboratories and Lion Equity (1)

10.4	Amended Letter Agreement, dated September 14, 2009, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (3)

10.5	Exclusive License Agreement, effective as of May 8, 2006, by and between The University of Wyoming and Kraig Biocraft Laboratories, Inc. (2)

10.6
Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.8	Letter Agreement, dated June 28, 2011, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (4)

10.9	Letter Agreement, dated April 30, 2013, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (5)

10.1	Letter Agreement, dated October 2, 2014, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (10)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.13	Collaborative Yarn and Textile Development Agreement, dated September 30, 2013, between the Company and Warwick Mills, Inc. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property / Collaborative Research Agreement, dated March 4, 2015, between the Company and University of Notre Dame du Lac.*

14.1	Code of Business Conduct and Ethics (13)

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files #

(1)   Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.

(2) Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on April 15, 2010.

(3) Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.

(4) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on June 29, 2011.

(5) Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013.

(6) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.

(7) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.

(8) Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-175936) filed with the SEC on August 1, 2011.

(9) Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-199820) filed with the SEC on November 3, 2014.

(10) Incorporated by reference to our Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-199820) filed with the SEC on January 7, 2015.

(11) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.

(12) Incorporated by reference to our Amendment No. 2 to Registration Statement on Form S-1/A (Reg. No. 333-199820) filed with the SEC on January 30, 2015.

(13) Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 26, 2008.

*  Filed herewith

#  Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.

Dated: March 31, 2015	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer, Chief Financial Officer and Sole Director	March 31, 2015
Kim Thompson