Form 10-Q
period 2015-03-31
Kraig Biocraft Laboratories, Inc
filed 2015-05-11
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

KRAIG BIOCRAFT LABORATORIES, INC.

(Exact Name of Registrant as Specified in Charter)

Wyoming		83-0459707
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)
120 N. Washington Square, Suite 805, Lansing, Michigan 48933		(517) 336-0807
(Address of Principal Executive Offices)		(Registrant’s Telephone Number)

(Former name and address, if changed since last report)

Copies to:
Hunter Taubman Weiss LLP
130 W. 42nd Street
Floor 10
New York, NY 10036

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X]   No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of May 7, 2015, there were 676,903,348 shares of the issuer’s common stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS

	March 31, 2015	December 31, 2014
Current Assets
Cash	$249,253	$495,036
Prepaid expenses	1,000	1,000
Total Current Assets	250,253	496,036

Property and Equipment, net	79,837	43,191

Total Assets	$330,090	$539,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$533,563	$522,586
Royalty agreement payable - related party	64,720	64,720
Accounts payable and accrued expenses - related party	1,301,026	1,177,603
Total Current Liabilities	1,899,309	1,764,909

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
676,903,348 and 673,974,429 shares issued and outstanding, respectively	9,984,268	9,812,845
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,801,233	1,900,018
Accumulated Deficit	(18,594,520)	(18,178,345)

Total Stockholders' Deficit	(1,569,219)	(1,225,682)

Total Liabilities and Stockholders' Deficit	$330,090	$539,227

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

Operating Expenses
General and Administrative	156,470	452,873
Professional Fees	81,330	43,806
Officer's Salary	86,576	62,528
Research and Development	79,586	93,179
Total Operating Expenses	403,962	652,386

Loss from Operations	(403,962)	(652,386)

Other Income/(Expenses)
Gain on forgiveness of debt	9,679	19,136
Interest expense	(21,892)	(17,052)
Total Other Income/(Expenses)	(12,213)	2,084

Net (Loss) before Provision for Income Taxes	(416,175)	(650,302)

Provision for Income Taxes	-	-

Net (Loss)	$(416,175)	$(650,302)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	676,215,156	646,636,324

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statement of Changes in Stockholders Deficit
For the three months period ended March 31, 2015 and the year ended December 31, 2014
(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock – Class B		Common Stock - Class A Shares To be issued
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Accumulated Deficit	Total

Balance, December 31, 2013	2	5,217,800	635,241,994	7,810,920	-	-	1,122,311	22,000	2,053,236	(16,305,358)	(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	574,642

Settlement of accounts payable with stock issuance ($0.06/share)	-	-	60,000	3,509	-	-	-	-	-	-	3,509

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	111,600

Gain on the sale of the fixed asset to a related party	-	-	-	-	-	-	-	-	8,956	-	8,956

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(1,872,987)	(1,872,987)

Balance, December 31 ,2014	2	5,217,800	673,974,429	9,812,845	-	-	1,122,311	22,000	1,900,018	(18,178,345)	(1,225,682)

Grant 2,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	72,317	-	72,317

Exercise of 3,000,000 warrants in exchange for stock	-	-	2,918,919	171,102	-	-	-	-	(171,102)	-	-

Settlement of accounts payable with stock issuance ($0.03/share)	-	-	10,000	321	-	-	-	-	-	-	321

Net loss for the three months ended march 31, 2015	-	-	-	-	-	-	-	-	-	(416,175)	(416,175)

Balance, March 31, 2015 (Unaudited)	2	$5,217,800	676,903,348	$9,984,268	-	$-	1,122,311	$22,000	$1,801,233	$(18,594,520)	$(1,569,219)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(416,175)	$(650,302)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	2,632	1,548
Gain on forgiveness of debt	(9,679)	(19,136)
Warrants issued to consultants	-	403,540
Warrants issued to employees	72,317	-
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	-	372
(Decrease) in accrued expenses and other payables - related party	123,423	(1,788)
Increase in accounts payable	20,977	110,644
Net Cash Used In Operating Activities	(206,505)	(155,122)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(39,278)	-
Net Cash Used In Investing Activities	(39,278)	-

Cash Flows From Financing Activities:
Repayment of loan payable	-	(1,086)
Proceeds from issuance of common stock	-	400,000
Net Cash Provided by Financing Activities	-	398,914

Net Increase (Decrease) in Cash	(245,783)	243,792

Cash at Beginning of Period	495,036	295,381

Cash at End of Period	$249,253	$539,173

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$171,102	$736,813
Settlement of accounts payable with stock issuance	$321	$2,864

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
Three month Periods Ended March 31, 2015 and 2014

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2015 or December 31, 2014.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2015 and March 31, 2014, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at March 31, 2015 and March 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2015	March 31, 2014

Stock Warrants (Exercise price - $0.001/share)	17,200,000	15,200,000
Convertible Preferred Stock	2	2
Total	17,200,002	15,200,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2015 and December 31, 2014 there were no amounts that had been accrued in respect to uncertain tax positions.

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

 (J) Recent Accounting Pronouncements

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-16—Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through March 31, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of December 31, 2014, we have adopted the provisions of this ASU.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(K) Reclassification

The 2014 financial statements have been reclassified to conform to the 2015 presentation.

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

There were no impairment losses recorded during the years ended March 31, 2015 and December 31, 2014.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2015, and December 31, 2014.

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

	March 31, 2015	December 31, 2014
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of 1,649,056 and stockholders’ deficiency of $1,569,219 and used $206,505 of cash in operations for the three months ended March 31, 2015.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3    EQUIPMENT

At March 31, 2015 and December 31, 2014 equipment is as follows:

	As of March 31, 2015	As of December 31, 2014

Automobile	$41,805	$41,805
Laboratory Equipment	36,822	-
Office Equipment	8,017	5,560
Less Accumulated Depreciation	(6,807)	(4,174)

Total Property and Equipment	$79,837	$43,191

Depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $2,632 and $1,548 respectively.

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

NOTE 5    STOCKHOLDERS’ DEFICIT

(A)       Common Stock Issued for Cash

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

On March 5, 2015, the Company issued 10,000 shares with a fair value of $321 ($0.0321/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through February 28, 2015 of $10,000. The issuance of shares resulted in gain on settlement of accounts payable of $9,679.

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

On January 23, 2015, the Company issued 3-year warrant for 2,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $72,317, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable on February 2, 2016, and for a period expiring on January 19, 2018.

Grant Date
Expected dividends	0%
Expected volatility	88.13%

Expected term	3 years
Risk free interest rate	1.33%
Expected forfeitures	0%

Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	2,000,000	$-
Exercised	(3,000,000)	$-
Cancelled/Forfeited	-
Balance, March 31, 2015	17,200,000	$0.001	1.9

Intrinsic Value	$508,000

For the quarter ending March 31, 2015, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	17,200,000	-	1.9	508,000

For the year ended December 31, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.1	801,900

NOTE 6    COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2014 the annual salary is $265,120 and for the year ended December 31, 2015 the annual salary shall be $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.

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

(B)Royalty and Research Agreements

On May 1, 2008, the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011 the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009 (See Note 5(C)).  As of June 30, 2011, the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issues 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516.  The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).  On March 5, 2015, the Company issued 10,000 shares with a fair value of $321 ($0.0321/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through February 28, 2015 of $10,000. The issuance of shares resulted in gain on settlement of accounts payable of $9,679.

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2015 the outstanding balance is $65,292. As of March 31, 2015, the Company recorded interest expense and related accrued interest payable of $490.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016.   Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the three months ended March 31, 2015 and 2014, respectively, the company recorded $79,586 and $93,179 in research and development fees.

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

On April 30, 2014, the Company entered into a one year agreement with a consultant for research and development. As consideration for services, the Company agreed to pay for Consultant’s air fare from the United States to Africa, for a trip scheduled in early May 2014.

On June 4, 2014, the Company entered into a one year agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agreed to issue a warrant for 3,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 24, 2014, the Company issued a warrant for 3,000,000 shares of common stock with a fair value of $171,102 (See Note 5(E)).

(D) Operating Lease Agreement

On April 1, 2012, the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month basis; the lease had an annual rate of $12,750.  On February 25, 2015, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $13,200.

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

Rent expense for the three months ended March 31, 2015 and 2014, is $4,999 and $3,305, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.   In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2015, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2015, the Company recorded interest expense and related accrued interest payable of $490.

As of March 31, 2015, the Company owes $838,177 in accrued salary to a principal stockholder.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2014 the annual salary is $265,120.  For the year ending December 31, 2015 the annual salary shall be $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company reduced the accrued salary by the purchase price of the vehicle and recorded a gain on the sale of the asset of $8,956.

As of March 31, 2015  and December 31, 2014 there was $119,099 and $86,325, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of March 31, 2015, there was $347,870 of accrued interest- related party and $11,250 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

NOTE 8    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 11, 2015, the date the financial statements were issued.   There were no subsequent events that required recognition or disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with Kraig Biocraft Laboratories, Inc. and its subsidiaries ("we", "us", "our", or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission filings. Risks and uncertainties can include, among others, international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our registration statement on Form S-1.

The Company disclaims any obligation to update the forward-looking statements in this report.

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

The Report of Independent Registered Public Accounting Firm to our December 31, 2014 financial statements include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2014 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $58,986 between January 2015 and March 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $44,000 per month between April 2015 and March 2016 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this increase in funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing will allow, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Three months ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change Increase (Decrease)
	March 31:
	2015	2014	Change
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	156,470	452,873	(296,403)	-65.45%
Professional Fees	81,330	43,806	37,524	85.66%
Officer's Salary	86,576	62,528	24,048	38.46%
Research and Development	79,586	93,179	(13,593)	-14.59%
Total Operating Expenses	403,962	652,386	(248,424)	-38.08%
Loss from Operation	(403,962)	(652,386)	248,424	-38.08%
Gain on forgiveness of debt	9,679	19,136	(9,457)	-49.42%
Interest Expense	(21,892)	(17,052)	(4,840)	28.38%
Net Loss	416,175	650,302	(234,127)	-36.00%

Net Revenues:  During the three months ended March 31, 2015, we realized $0 of revenues from our business. During the three months ended March 31, 2014, we realized $0 of revenues from our business. The increase in revenues between the quarter ended March 31, 2015 and 2014 is $0 or 0%.

Cost of Revenues:  Costs of revenues are $0. Total costs of revenues for the three months ended March 31, 2015 were $0 as compared to $0 for the three months ended March 31, 2014, an increase of $0 or 0%.

Gross Profit:  During the three months ended March 31, 2015, we realized a gross profit of $0. During the three months ended March 31, 2014 we incurred a negative gross profit of $0from our business.

Research and development expenses:During the three months ended March 31, 2015 we incurred $79,586 research and development expenses. During the three months ended March 31, 2014 we incurred $93,179 of research and development expenses, a decrease of $13,593 or 14.59%. The research and development expenses are attributable to the research and development with the Notre Dame University; this decrease is due to the timing of research related activity and related charges.

Professional Fees:  During the three months ended March 31, 2015 professional expenses increased by $37,524 or 85.66% from $43,806 for the three months ended March 31, 2014. The increase in professional fees expense is attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended March 31, 2015.

Officers Salary:  During the three months ended March 31, 2015 officer’s salary expenses increased to $86,576 or 38.49% from $62,528 for the three months ended March 31, 2014. The increase in officer’s salary expenses are attributable to an increase in the annual compensation of the CEO and hiring of a COO on January 23, 2015, during the three months ended March 31, 2015.

General and Administrative Expense: General and administrative expenses decreased by $296,403 or 65.45% to $156,470 for the three months ended March 31, 2015 from $452,873 for the three months ended March 31, 2014. Our general and administrative expenses for the three months ended March 31, 2015 consisted of salaries and wages of $3,570, consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $132,682, Travel of $14,218, for a total of $156,470. Our general and administrative expenses for the three months ended March 31, 2014 consisted of salaries and benefits of $1,360, consulting fees of 16,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $432,778, Travel of $2,735, for a total of $452,873.

The primary reasons for the decrease in comparing the three months ended March 31, 2015 to the corresponding period for 2014 was mainly due to warrants issued for services. During the three month periods ended March 31, 2015 and 2014, non-cash stock based compensation expenses relating to consulting and other fees included in general and administrative expenses were $72,317 and $403,540, respectively.

Interest Expense:  Interest expense increased by $4,840 to $21,892 for the three month period ended March 31, 2015 from $17,052 for the three month period ended March 31, 2014. The increase is due primarily to interest on the loans.

Net Loss:  Net loss decreased by $234,127, or 36%, to a net loss of $416,175 for the three month period ended March 31, 2015 from a net loss of $650,302 for the three month period ended March 31, 2014. This reduction in net loss was driven primarily by a reduction of $331,223, or 82% for warrants issued for services

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $416,175 during the three months ended March 31, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $18,594,520 at March 31, 2015. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the condensed financial statements for our discussion of notes payable and shares issued, respectively.  Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2015, we had $249,253 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) controlling overhead and expenses; and (c) executing material sales or research contracts. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Presently, due to the lack of revenues and profitability we are not able to meet our operating and capital expenses. The success of our ability to continue as a going concern is dependent upon raising additional capital and/or financing, of which there can be no guarantee, and maintaining a break even or profitable level of operations. We have incurred operating losses since inception, and this is likely to continue in the near future.

The financial requirements of our Company will be dependent upon the financial support through credit facilities and additional sales of our equity securities. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

The downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2015 as compared to December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Cash	$249,253	$495,036
Prepaid Expenses	$1,000	$1,000
Total current assets	$250,253	$496,036
Total assets	$330,090	$539,227
Total current liabilites	$1,899,309	$1,764,909
Total liablities	$1,899,309	$1,764,909

At March 31, 2015, we had a working capital deficit of $1,649,056 compared to a working capital deficit of $1,268,873 at December 31, 2014. Current liabilities increased to $1,899,309 at March 31, 2015 from $1,764,909 at December 31, 2014, primarily as a result of accounts payable and accrued compensation.

For the three months ended March 31, 2015, net cash used in operations of $206,505 is the result of a net loss of $416,175 offset by depreciation expense of $2,632, gain on forgiveness of debt of $9,679, warrants issued to employees of $72,317, an increase of accrued expenses and other payables-related party of $123,423 and an increase in accounts payable of $20,977. For the three months ended March 31, 2014, net cash used in operations of $155,122 is the result of a net loss of $650,302 offset by depreciation expense of $1,548, gain on forgiveness of debt of $19,136, warrants issued to consultants of $403,540, an increase in prepaid expenses of $372, a decrease of accrued expenses and other payables-related party of $1,788 and an increase in accounts payable of $110,644.

Our investing activities were $39,278 and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively. Our investing activities for the three months ended March 31, 2015 and 2014 are attributable to equipment purchases.

Our financing activities resulted in a cash inflow of $0 for the three months ended March 31, 2015.  Our financing activities resulted in cash inflow of $398,914 for the three months ended March 31, 2014, which is represented by $400,000 in proceeds from issuance of common stock and a loan repayment of $1,086.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on re-establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter since, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have not yet commercialized a recombinant fiber and, therefore do not yet have sufficient cash flow to carry out our remediation plans.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, the Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations; however, the Company may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to Registration Statement on Form S-1 filed with the SEC on April 3, 2015 under Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On January 21, 2015, the Company issued 2,918,919 shares in connection with the cashless exercise of the 3,000,000 warrants.

On March 5, 2015, the Company issued 10,000 shares with a fair value of $321 ($0.0321/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through February 28, 2015 of $10,000. The issuance of shares resulted in gain on settlement of accounts payable of $9,679.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Defaults upon Senior Securities

None.

Item 5. Other Information

On January 23, 2015, the Company’s board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer and entered into an employment agreement with him.  The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.

Date: May 11, 2015	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)