Form 10-Q
period 2015-06-30
Kraig Biocraft Laboratories, Inc
filed 2015-08-11
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact Name of Registrant as Specified in Charter)

Wyoming		83-0459707
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

120 N. Washington Square, Suite 805, Lansing, Michigan 48933	(517) 336-0807
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

(Former name and address, if changed since last report)

Copies to:
Hunter Taubman Fischer LLC
1450 Broadway, 26th Floor
New York, NY 10018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 11, 2015, there were 690,640,248 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30, 2015	December 31, 2014
Current Assets
Cash	$102,828	$495,036
Prepaid expenses	1,000	1,000
Total Current Assets	103,828	496,036

Property and Equipment, net	74,585	43,191

Total Assets	$178,413	$539,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$547,057	$522,586
Royalty agreement payable - related party	65,292	64,720
Accounts payable and accrued expenses - related party	1,355,730	1,177,603
Total Current Liabilities	1,968,079	1,764,909

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
681,579,159 and 673,974,429 shares issued and outstanding, respectively	10,134,268	9,812,845
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,399,040	1,900,018
Accumulated Deficit	(19,562,774)	(18,178,345)

Total Stockholders' Deficit	(1,789,666)	(1,225,682)

Total Liabilities and Stockholders' Deficit	$178,413	$539,227

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	643,057	342,507	799,527	795,380
Professional Fees	58,091	32,587	139,421	53,515
Officer's Salary	98,816	62,529	185,392	125,057
Research and Development	143,503	108,082	223,089	224,139
Total Operating Expenses	943,467	545,705	1,347,429	1,198,091

Loss from Operations	(943,467)	(545,705)	(1,347,429)	(1,198,091)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	9,679	19,136
Loss on disposal of fixed asset	(953)	-	(953)	-
Interest expense	(23,834)	(18,280)	(45,726)	(35,332)
Total Other Income/(Expenses)	(24,787)	(18,280)	(37,000)	(16,196)

Net (Loss) before Provision for Income Taxes	(968,254)	(563,985)	(1,384,429)	(1,214,287)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(968,254)	$(563,985)	$(1,384,429)	$(1,214,287)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	677,630,696	657,513,682	676,922,818	653,551,222

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statement of Changes in Stockholders Deficit
For the six months period ended June 30, 2015 and the year ended December 31, 2014
(Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2013	2	$5,217,800	635,241,994	$7,810,920	-	$-	1,122,311	$22,000	$2,053,236	$(16,305,358)	$(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	574,642

Settlement of accounts payable with stock issuance ($0.06/share)	-	-	60,000	3,509	-	-	-	-	-	-	3,509

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	111,600

Gain on the sale of the fixed asset to a related party	-	-	-	-	-	-	-	-	8,956	-	8,956

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(1,872,987)	(1,872,987)

Balance, December 31 ,2014	2	5,217,800	673,974,429	9,812,845	-	-	1,122,311	22,000	1,900,018	(18,178,345)	(1,225,682)

Grant 5,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	79,789	-	79,789

Grant 15,000,000 warrants for services to consultants	-	-	-	-	-	-	-	-	590,335	-	590,335

Exercise of 3,000,000 warrants in exchange for stock	-	-	2,918,919	171,102	-	-	-	-	(171,102)	-	-

Settlement of accounts payable with stock issuance ($0.03/share)	-	-	10,000	321	-	-	-	-	-	-	321

Stock issued for cash ($0.03/share)	-	-	4,675,811	150,000	-	-	-	-	-	-	150,000

Net loss for the six months ended June 30, 2015	-	-	-	-	-	-	-	-	-	(1,384,429)	(1,384,429)

Balance, June 30, 2015 (Unaudited)	2	$5,217,800	681,579,159	$10,134,268	-	$-	1,122,311	$22,000	$2,399,040	$(19,562,774)	$(1,789,666)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(1,384,429)	$(1,214,287)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,931	3,113
Gain on forgiveness of debt	(9,679)	(19,136)
Loss on disposal of fixed asset	953	-
Stock issued for services	-	111,600
Warrants issued to consultants	590,335	574,642
Warrants issued to related party	79,789
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	-	20
(Decrease) in accrued expenses and other payables - related party	178,699	(26,812)
Increase in accounts payable	34,471	70,478
Net Cash Used In Operating Activities	(502,930)	(500,382)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(39,278)	-
Net Cash Used In Investing Activities	(39,278)	-

Cash Flows From Financing Activities:
Repayment of loan payable	-	(1,796)
Proceeds from issuance of common stock	150,000	750,000
Net Cash Provided by Financing Activities	150,000	748,204

Net Increase (Decrease) in Cash	(392,208)	247,822

Cash at Beginning of Period	495,036	295,381

Cash at End of Period	$102,828	$543,203

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$171,102	$736,816
Settlement of accounts payable with stock issuance	$321	$2,864

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2015 and 2014

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2015 or December 31, 2014.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of June 30, 2015 and June 30, 2014, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at June 30, 2015 and June 30, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2015	June 30, 2014

Stock Warrants (Exercise price - $0.001/share)	35,200,000	15,200,000
Convertible Preferred Stock	2	2
Total	35,200,002	15,200,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2015 and December 31, 2014 there were no amounts that had been accrued in respect to uncertain tax positions.

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

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued.

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through June 30, 2015.

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

There were no impairment losses recorded during the years ended June 30, 2015 and December 31, 2014.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2015, and December 31, 2014.

●
Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●
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

	June 30, 2015	December 31, 2014
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

 NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $1,864,251 and stockholders’ deficiency of $1,789,666 and used $502,930 of cash in operations for the six months ended June 30, 2015.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3    EQUIPMENT

At June 30, 2015 and December 31, 2014 equipment is as follows:

	As of June 30, 2015	As of December 31, 2014

Automobile	$41,805	$41,805
Laboratory Equipment	36,822	-
Office Equipment	6,460	5,560
Less Accumulated Depreciation	(10,502)	(4,174)

Total Property and Equipment	$74,585	$43,191

Depreciation and amortization expense for the six months ended June 30, 2015 and 2014 was $6,931 and $3,113 respectively.

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $4,299 and $1,565 respectively.

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

On June 16, 2015, the Company issued 4,675,811 share of common stock for $150,000 ($0.03/share).

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

On March 28, 2014, the Company issued 44,000 shares of common stock with a fair value of $2,864 ($0.065/share) to a consultant as consideration for consulting fees owed from June 1, 2012 through March 31, 2014 of $22,000.  The issuance of shares resulted in gain on settlement of accounts payable of $19,136.

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

On January 23, 2015, the Company issued 3-year warrant for 2,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $72,317, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable on February 2, 2016, and for a period expiring on January 19, 2018.

Grant Date
Expected dividends	0%
Expected volatility	88.13%

Expected term	3 years
Risk free interest rate	1.33%
Expected forfeitures	0%

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. As of June 30, 2015, the Company recorded $7,471 as an expense for warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	77.49%

Expected term	4 years
Risk free interest rate	1.24%
Expected forfeitures	0%

On June 22, 2015, the Company issued 3-year warrant for 15,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $590,335, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable on December 28, 2015, and for a period expiring on June 22, 2018.

Grant Date
Expected dividends	0%
Expected volatility	78.85%

Expected term	3 years
Risk free interest rate	1.06%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	18,200,000	$0.001	2.1

Granted	20,000,000	$-
Exercised	(3,000,000)	$-
Cancelled/Forfeited	-
Balance, June 30, 2015	35,200,000	$0.001	1.9

Intrinsic Value	$1,326,080

For the six months ended June 30, 2015, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	35,200,000	-	1.9	1,326,080

For the year ended December 31, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.1	801,900

NOTE 6    COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2014 the annual salary is $265,120.  For the year ended December 31, 2015 the annual salary is $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share.  The warrant fully vests on October 28, 2016.  For the six months ended the Company recorded $79,789 for the warrants issued to related party.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of June 30, 2015 the outstanding balance is $65,292. As of June 30, 2015, the Company recorded interest expense and related accrued interest payable of $980.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016.   Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the six months ended June 30, 2015 and 2014, respectively, the company recorded $223,089 and $224,139 in research and development fees.

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

On June 22, 2015 the Company entered into an agreement with a consultant to provide investor relations services.  The agreement commenced on June 22, 2015 and will continue until December 16, 2015.   As consideration for the services performed, the Company agrees to issue a warrant for 15,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 22, 2015, the company issued a warrant for 15,000,000 shares of common stock with a fair value of $590,335 (See Note 5(E)).

(D) Operating Lease Agreement

On April 1, 2012, the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month basis; the lease had an annual rate of $12,750.  On February 25, 2015, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $13,200.  On June 30, 2015, the Company cancelled its lease of this Laboratory.

We rent office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which is our principal place of business. Our lease is on a month to month basis. We pay an annual rent of $600 for conference facilities, mail, fax, and reception services located at our principal place of business.

Starting in February of 2015, we rent additional office space in East Lansing, Michigan.  We pay an annual rent of $4,338 for office space, conference facilities, mail, fax, and reception services. This lease expires on July 1, 2015 and is expected to be renewed.

Rent expense for the six months ended June 30, 2015 and 2014, is $9,441 and $6,749, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.   In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2015, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2015, the Company recorded interest expense and related accrued interest payable of $980.

As of June 30, 2015, the Company owes $908,434 in accrued salary to a principal stockholder.

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.  Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share.  The warrant fully vests on October 28, 2016.  For the six months ended the Company recorded $79,789 for the warrants issued to related party.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company reduced the accrued salary by the purchase price of the vehicle and recorded a gain on the sale of the asset of $8,956.

As of June 30, 2015  and December 31, 2014 there was $129,635 and $86,325, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of  June 30, 2015, there was $371,214 of accrued interest- related party and $11,739  in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

NOTE 8    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 11, 2015, the date the financial statements were available to be issued.

On July 2, 2015, the Company issued 588,461 shares and 588,461 shares of common stock for consulting services to two consultants respectively.

On July 9, 2015, the Company issued 3,731,343 share of common stock for $100,000 ($0.03/share).

In July 2015, the Company signed a lease for its East Lansing, Michigan office space.  The Company pays an annual rent of $4,742.40 for office space, conference facilities, mail, fax, and reception services.

On August 3, 2015, The Company issued 4,152,824 shares of common stock for $100,000 ($0.025/share).

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

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission (“SEC”) filings. Risks and uncertainties can include, among others, international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2014 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2014 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $223,090 between January 2015 and June 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $44,000 per month between July 2015 and March 2016 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this increase in funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

●
We will actively consider pursuing collaborative research opportunities with other university laboratories in the area of high strength polymers. If our financing allows, management will give strong consideration to increasing the depth of our research to include polymer production technologies that are closely related to our core research.

●
We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.

●
We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing, opportunities with companies in the biotechnology, materials, textile and other industries.

●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2015.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM

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

Three and six months ended June 30, 2015 Compared to the Three and six Months Ended June 30, 2014

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30:			Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	643,057	342,507	300,550	87.75%
Professional Fees	58,091	32,587	25,504	78.26%
Officer's Salary	98,816	62,529	36,287	58.03%
Research and Development	143,503	108,082	35,421	32.77%
Total operating expenses	943,467	545,705	397,762	72.89%
Loss from operations	(943,467)	(545,705)	(397,762)	72.89%
Loss on disposal of fixed asset	(953)	-	(953)	100.00%
Interest expense	(23,834)	(18,280)	(5,554)	30.38%
Net Loss	$968,254	$563,985	404,269	71.68%

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30:			Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	799,527	795,380	4,147	0.52%
Professional Fees	139,421	53,515	85,906	160.53%
Officer's Salary	185,392	125,057	60,335	48.25%
Research and Development	223,089	224,139	(1,050)	-0.47%
Total operating expenses	1,347,429	1,198,091	149,338	12.46%
Loss from operations	(1,347,429)	(1,198,091)	(149,338)	12.46%
Gain on forgiveness of debt	9,679	19,136	(9,457)	-49.42%
Loss on disposal of fixed asset	(953)	-	(953)	100.00%
Interest expense	(45,726)	(35,332)	(10,394)	29.42%
Net Loss	$1,384,429	$1,214,287	170,142	14.01%

Net Revenues:  During the three months ended June 30, 2015, we realized $0 of revenues from our business. During the three months ended June 30, 2014, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2015 and 2014 was $0 or 0%.

During the six months ended June 30, 2015, we realized $0 of revenues from our business. During the six months ended June 30, 2014, we realized $0 of revenues from our business. The change in revenues between the six months ended June 30, 2015 and 2014 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the three months ended June 30, 2015 were $0, as compared to $0 for the three months ended June 30, 2014, a change of $0 or 0%.

Costs of revenues for the six months ended June 30, 2015 were $0 as compared to $0 for the six months ended June 30, 2014, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2015, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2014, a change of $0 or 0%.

During the six months ended June 30, 2015, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2014, a change of $0 or 0%.

Research and development expenses:  During the three months ended June 30, 2015 we incurred $143,503 research and development expenses. During the three months ended June 30, 2014 we incurred $108,082 of research and development expenses, an increase of $35,421 or 33% compared with the same period in 2015. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges.

During the six months ended June 30, 2015 we incurred $223,089 research and development expenses. During the six months ended June 30, 2014 we incurred $224,139 of research and development expenses, a decrease of $1,050 or 0.47% compared with the same period in 2015. This decrease was due to the timing of research related activity and related charges.

Professional Fees:  During the three months ended June 30, 2015, we incurred $58,091 professional expenses, which was increased by $25,504 or 78.26% from $32,587 for the three months ended June 30, 2014. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended June 30, 2015.

During the six months ended June 30, 2015, we incurred $139,421 professional expenses, which was increased by $85,906 or 160.53% from $53,515 for the six months ended June 30, 2014.  The increase in professional fees expense was attributable to increase expenses related to intellectual property protection of the research and development activities during the six months ended June 30, 2015.

Officers Salary:  During the three months ended June 30, 2015, officers’ salary expenses increased to $98,816 or 58.03% from $62,529 for the three months ended June 30, 2014. The increase in officer’s salary expenses was attributable to hiring of Chief Operations Officer in 2015.

During the six months ended June 30, 2015, officers’ salary expenses increased to $185,392 or 48.25% from $125,057 for the six months ended June 30, 2014. The increase in officer’s salary expenses was attributable to hiring of Chief Operations officer in 2015.

General and Administrative Expense: General and administrative expenses increased by $300,550 or 87.75% to $643,057 for the three months ended June 30, 2015 from $342,507 for the three months ended June 30, 2014. Our general and administrative expenses for the three months ended June 30, 2015 consisted of salaries and wages of $0, consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $635,080, Travel of $1,977, for a total of $643,057. Our general and administrative expenses for the three months ended June 30, 2014 consisted of salaries and benefits of $9,520, consulting fees of $18,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $310,736, Travel of $4,251, for a total of $342,507. The primary reason for the increase in comparing the three months ended June 30, 2015 to the corresponding period for 2014 was mainly due to warrant compensation.

General and administrative expenses increased by $4,147 or 0.52% to $799,527 for the six months ended June 30, 2015 from $795,380 for the six months ended June 30, 2014. The primary reason for the increase in comparing the six months ended June 30, 2015 to the corresponding period for 2014 was mainly due to warrant compensation.

Interest Expense:  Interest expense increased by $5,554 to $23,834 for the three month period ended June 30, 2015 from $18,280 for the three month period ended June 30, 2014. The increase was primarily due to interest on the loans.

Interest expense increased by $10,394 to $45,726 for the six month period ended June 30, 2015 from $35,332 for the six month period ended June 30, 2014. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $404,269, or 71.68%, to a net loss of $968,254 for the three month period ended June 30, 2015 from a net loss of $563,985 for the three month period ended June 30, 2014. This increase in net loss was driven primarily by warrant compensation.

Net loss increased by $170,142 or 14.01%, to a net loss of $1,384,429 for the six month period ended June 30, 2015 from a net loss of $1,214,287 for the six month period ended June 30, 2014. This increase in net loss was driven primarily by warrant compensation.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,384,429 during the six months ended June 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception is $19,562,774 at June 30, 2015. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2015, we had $102,828 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2015 as compared to December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Cash	$102,828	$495,036
Prepaid Expenses	$1,000	$1,000
Total current assets	$103,828	$496,036
Total assets	$178,413	$539,227
Total current liabilities	$1,968,079	$1,764,909
Total liabilities	$1,968,079	$1,764,909

 At June 30, 2015, we had a working capital deficit of $1,864,251, compared to a working capital deficit of $1,268,873 at December 31, 2014. Current liabilities increased to $1,968,079 at June 30, 2015 from $1,764,909 at December 31, 2014, primarily as a result of accounts payable and accrued compensation.

For the six months ended June 30, 2015, net cash used in operations of $502,930 was the result of a net loss of $1,384,429 offset by depreciation expense of $6,931, gain on forgiveness of debt of $9,679, loss on disposal of fixed assets of $953, warrants issued to related parties of $79,789, warrants issued to consultants of $590,335 an increase of accrued expenses and other payables-related party of $178,699 and an increase in accounts payable of $34,471. For the six months ended June 30, 2014, net cash used in operations of $500,382 was the result of a net loss of $1,214,287 offset by depreciation expense of $3,113, gain on forgiveness of debt of $19,136, stock issued for services of $111,600, warrants issued to consultants of $574,642, an increase in prepaid expenses of $20, a decrease of accrued expenses and other payables-related party of $26,812 and an increase in accounts payable of $70,478.

Our investing activities were $39,278 and $0 for the six months ended June 30, 2015 and June 30, 2014, respectively. Our investing activities for the six months ended June 30, 2015 and 2014 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $150,000 for the six months ended June 30, 2015. Our financing activities resulted in cash inflow of $748,204 for the six months ended June 30, 2014, which is represented by $750,000 proceeds from issuance of common stock and a loan repayment of $1,796.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on re-establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. Please refer to Amendment No. 5 to our Registration Statement on Form S-1 filed with the SEC on May 15, 2015 under Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 16, 2015, the Company issued 4,675,811 share of common stock for $150,000 ($0.03/share).

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share.

On June 22, 2015, the Company issued 3-year warrant for 15,000,000 shares to a consultant, with an exercise price of $0.001 per share.

On July 2, 2015, the Company issued 588,461 shares and 588,461 shares of common stock for consulting services to two consultants respectively.

On July 9, 2015, the Company issued 3,731,343 share of common stock for $100,000 ($0.03/share).

On August 3, 2015, The Company issued 4,152,824 shares of common stock for $100,000 ($0.025/share).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 11, 2015	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)