Form 10-Q
period 2015-09-30
Kraig Biocraft Laboratories, Inc
filed 2015-11-05
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact Name of Registrant as Specified in Charter)

Wyoming		83-0459707
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2723 South State Street, Suite 150, Ann Arbor, Michigan 48104	(734) 619-8066
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

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

As of November 5, 2015, there were 698,700,996 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS

	September 30, 2015	December 31, 2014
Current Assets
Cash	$220,652	$495,036
Prepaid expenses	250	1,000
Total Current Assets	220,902	496,036

Property and Equipment, net	70,348	43,191

Total Assets	$291,250	$539,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$583,536	$522,586
Royalty agreement payable - related party	65,292	64,720
Accounts payable and accrued expenses - related party	1,459,774	1,177,603
Total Current Liabilities	2,108,602	1,764,909

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
694,806,915 and 673,974,429 shares issued and outstanding, respectively	10,501,508	9,812,845
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,352,629	1,900,018
Accumulated Deficit	(19,911,289)	(18,178,345)

Total Stockholders' Deficit	(1,817,352)	(1,225,682)

Total Liabilities and Stockholders' Deficit	$291,250	$539,227

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	54,990	31,328	854,517	826,708
Professional Fees	82,431	59,313	221,852	112,828
Officer's Salary	94,735	62,528	280,127	187,585
Research and Development	90,650	68,801	313,739	292,940
Total Operating Expenses	322,806	221,970	1,670,235	1,420,061

Loss from Operations	(322,806)	(221,970)	(1,670,235)	(1,420,061)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	9,679	19,136
Loss on disposal of fixed asset	-	-	(953)	-
Interest expense	(25,709)	(17,071)	(71,435)	(52,403)
Total Other Income/(Expenses)	(25,709)	(17,071)	(62,709)	(33,267)

Net (Loss) before Provision for Income Taxes

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(348,515)	$(239,041)	$(1,732,944)	$(1,453,328)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	683,999,140	665,681,446	680,911,969	658,620,828

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statement of Changes in Stockholders Deficit
For the nine months period ended September 30, 2015 and the year ended December 31, 2014
(Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2013	2	$5,217,800	635,241,994	$7,810,920	-	$-	1,122,311	$22,000	$2,053,236	$(16,305,358)	$(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	574,642

Settlement of accounts payable with stock issuance ($0.06/share)	-	-	60,000	3,509	-	-	-	-	-	-	3,509

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	111,600

Gain on the sale of the fixed asset to a related party	-	-	-	-	-	-	-	-	8,956	-	8,956

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(1,872,987)	(1,872,987)

Balance, December 31 ,2014	2	5,217,800	673,974,429	9,812,845	-	-	1,122,311	22,000	1,900,018	(18,178,345)	(1,225,682)

Grant 5,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	100,618	-	100,618

Grant 15,000,000 warrants for services to consultants	-	-	-	-	-	-	-	-	590,335	-	590,335

Exercise of 4,200,000 warrants in exchange for stock	-	-	4,095,841	238,342	-	-	-	-	(238,342)	-	-

Settlement of accounts payable with stock issuance ($0.03/share)	-	-	10,000	321	-	-	-	-	-	-	321

Stock issued for cash ($0.03/share)	-	-	16,726,645	450,000	-	-	-	-	-	-	450,000

Net loss for the nine months ended September 30, 2015	-	-	-	-	-	-	-	-	-	(1,732,944)	(1,732,944)

Balance, September 30, 2015 (Unaudited)	2	$5,217,800	694,806,915	$10,501,508	-	$-	1,122,311	$22,000	$2,352,629	$(19,911,289)	$(1,817,352)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(1,732,944)	$(1,453,328)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	11,175	4,696
Gain on forgiveness of debt	(9,679)	(19,136)
Loss on disposal of fixed asset	953	-
Stock issued for services	-	111,600
Warrants issued to consultants	590,335	574,642
Warrants issued to related party	100,618
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	750	(24,608)
(Decrease) in accrued expenses and other payables - related party	282,743	(17,016)
Increase in accounts payable	70,950	107,525
Net Cash Used In Operating Activities	(685,099)	(715,625)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(39,285)	-
Net Cash Used In Investing Activities	(39,285)	-

Cash Flows From Financing Activities:
Repayment of loan payable	-	(2,899)
Proceeds from issuance of common stock	450,000	1,150,000
Net Cash Provided by Financing Activities	450,000	1,147,101

Net Increase (Decrease) in Cash	(274,384)	431,476

Cash at Beginning of Period	495,036	295,381

Cash at End of Period	$220,652	$726,857

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$238,342	$736,816
Settlement of accounts payable with stock issuance	$321	$2,864

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2015 and 2014

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of  September 30, 2015 or December 31, 2014.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of September 30, 2015 and September 30, 2014, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at September 30, 2015 and September 30, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2015	September 30, 2014

Stock Warrants (Exercise price - $0.001/share)	34,000,000	15,200,000
Convertible Preferred Stock	2	2
Total	34,000,002	15,200,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2015 and December 31, 2014 there were no amounts that had been accrued in respect to uncertain tax positions.

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

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through September 30, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

There were no impairment losses recorded during the years ended September 30, 2015 and December 31, 2014.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2015, and December 31, 2014.

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

	September 30, 2015	December 31, 2014
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

 NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $1,887,700 and stockholders’ deficiency of $1,817,352 and used $685,099 of cash in operations for the nine months ended September 30, 2015.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 NOTE 3    EQUIPMENT

At September 30, 2015 and December 31, 2014 equipment was as follows:

	As of September 30, 2015	As of December 31, 2014

Automobile	$41,805	$41,805
Laboratory Equipment	36,822	-
Office Equipment	6,466	5,560
Less: Accumulated Depreciation	(14,745)	(4,174)

Total Property and Equipment	$70,348	$43,191

Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $11,175 and $4,696 respectively.

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $4,244 and $11,537 respectively.

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

On August 6, 2014, the Company issued 2,272,727 share of common stock for $100,000 ($0.04/share).

On September 3, 2014, the Company issued 2,450,980 share of common stock for $100,000 ($0.04/share).

On September 22, 2014, the Company issued 2,821,670 share of common stock for $100,000 ($0.04/share).

On June 16, 2015, the Company issued 4,675,811 share of common stock for $150,000 ($0.03/share).

On July 9, 2015, the Company issued 3,731,343 share of common stock for $100,000 ($0.026/share).

On August 3, 2015, the Company issued 4,152,824 share of common stock for $100,000 ($0.024/share).

On September 28, 2015, the Company issued 4,166,667 share of common stock for $100,000 ($0.024/share).

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

(C) Common Stock Warrants

On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants.

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

Grant Date

Expected dividends	0%
Expected volatility	86.94%
Expected term	1 years
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	86.94%
Expected term	1 years
Risk free interest rate	1.53%

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

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	1 years
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	1 years
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	123.49%
Expected term	1 years
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	123.49%
Expected term	1 years
Risk free interest rate	1.53%
Expected forfeitures	0%

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

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. As of September 30, 2015, the Company recorded $28,300 as an expense for warrants issued to related party.

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

Grant Date
Expected dividends	0%
Expected volatility	78.85%
Expected term	3 years
Risk free interest rate	1.06%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000	$-
Exercised	(4,200,000)	$-
Cancelled/Forfeited	-
Balance, September 30, 2015	34,000,000	$0.001	2.0

Intrinsic Value	$1,161,600

For the nine months ended September 30, 2015, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	34,000,000	-	2.0	1,161,600

For the year ended December 31, 2014, the following warrants were outstanding:

Exercise Price	Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	18,200,000	-	2.1	801,900

NOTE 6    COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2014 the annual salary was $265,120.  For the year ended December 31, 2015 the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share.  The warrant fully vests on October 28, 2016.  For the nine months ended the Company recorded $100,618 for the warrants issued to related party.

(A)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company pays a license maintenance fee of $10,000 each year.  The Company also pays an annual research fee of $13,700, with first payment due January 2007, on each subsequent anniversary of the effective date commencing May 4, 2007.  Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the officer agreeing to terminate the royalty payments due under  the agreement and to give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock, or a onetime payment of $120,000.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of September 30, 2015 the outstanding balance was $65,292. As of September 30, 2015, the Company recorded interest expense and related accrued interest payable of $1,469.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with the University of Notre Dame.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with University of Notre Dame extending the duration of the agreement through March 2016.   Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the nine months ended September 30, 2015 and 2014, respectively, the company recorded $313,739 and $292,940 in research and development fees.

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

 On February 17, 2014, the Company entered into two consulting agreements with two consultants for independent technical expertise to further the Company’s business plans and scientific research and development.  As consideration for the services performed, the Company agreed to issue the following to each of the consultants:

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

●
On the three year anniversary, assuming the consultant acted in good faith and subject to the Company’s board of directors approval, a warrant for one million five hundred thousand shares of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision.

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

(D) Operating Lease Agreement

On April 1, 2012, the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. In March of 2014, the Company once again extended the lease on a month to month basis; the lease had an annual rate of $12,750.  On February 25, 2015, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $13,200.  On June 30, 2015 the Company cancelled its lease of this laboratory.

We rented office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which was our principal place of business. Our lease was on a month to month basis. We paid an annual rent of $600 for conference facilities, mail, fax, and reception services located at our principal place of business.  On September 1, 2015 the Company ended the lease of this office.

Starting in February of 2015, we rent additional office space in East Lansing, Michigan.  In July 2015, the Company signed a new lease for its East Lansing, Michigan office space.  The Company pays an annual rent of $4,742 for office space, conference facilities, mail, fax, and reception services.

Rent expense for the nine months ended September 30, 2015 and 2014, was $10,979 and $10,805, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the officer agreeing to terminate the royalty payments due under  the agreement and to give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock, or a onetime payment of $120,000.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.   In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2015, the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2015, the Company recorded interest expense and related accrued interest payable of $1,469.

As of September 30, 2015, the Company owed $978,691 in accrued salary to a principal stockholder.

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer.  The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.  Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share.  The warrant fully vests on October 28, 2016.  For the nine months ended the Company recorded $100,618 for the warrants issued to related party.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company reduced the accrued salary by the purchase price of the vehicle and recorded a gain on the sale of the asset of $8,956.

As of September 30, 2015 and December 31, 2014 there was $137,713 and $86,325, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of September 30, 2015, there was $396,433 of accrued interest- related party and $12,229  in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

NOTE 8    SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 5, 2015, the date the financial statements were available to be issued.

On October 19, 2015, the Company issued 3,894,081 shares of common stock for $100,000 ($0.026/share).

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2014 included an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2014 raised substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $313,739 between January 2015 and September 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $44,000 per month between October 2015 and March 2016 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this increase in funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Three and Nine months ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2015 as compared to the three month period ended September 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	September 30:			Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	54,990	31,328	23,662	75.53%
Professional Fees	82,431	59,313	23,118	38.98%
Officer's Salary	94,735	62,528	32,207	51.51%
Research and Development	90,650	68,801	21,849	31.76%
Total operating expenses	322,806	221,970	100,836	45.43%
Loss from operations	(322,806))	(221,970)	(100,836)	45.43%
Interest expense	(25,709)	(17,071)	(8,638)	50.60%
Net Loss	$(348,515)	$(239,041)	109,474	45.20%

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2015 as compared to the nine month period ended September 30, 2014, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended			% Change
	September 30:			Increase
	2015	2014	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	854,517	826,708	27,809	3.36%
Professional Fees	221,852	112,828	109,024	96.63%
Officer's Salary	280,127	187,585	92,542	49.33%
Research and Development	313,739	292,940	20,799	7.10%
Total operating expenses	1,670,235	1,420,061	250,174	17.62%
Loss from operations	(1,670,235)	(1,420,061)	(250,174)	17.62%
Gain on forgiveness of debt	9,679	19,136	(9,457)	-49.42%
Loss on disposal of fixed asset	(953)	-	(953)	100.00%
Interest expense	(71,435)	(52,403)	(19,032)	36.32%
Net Loss	$(1,732,944)	$(1,453,328)	(279,616)	19.24%

Net Revenues:  During the three months ended September 30, 2015, we realized $0 of revenues from our business. During the three months ended September 30, 2014, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2015 and 2014 was $0 or 0%.

During the nine months ended September 30, 2015, we realized $0 of revenues from our business. During the nine months ended September 30, 2014, we realized $0 of revenues from our business. The change in revenues between the nine months ended September 30, 2015 and 2014 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the three months ended September 30, 2015 were $0, as compared to $0 for the three months ended September 30, 2014, a change of $0 or 0%.

Costs of revenues for the nine months ended September 30, 2015 were $0 as compared to $0 for the nine months ended September 30, 2014, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2015, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2014, a change of $0 or 0%.

During the nine months ended September 30, 2015, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2014, a change of $0 or 0%.

Research and development expenses:  During the three months ended September 30, 2015 we incurred $90,650 of  research and development expenses. During the three months ended September 30, 2014 we incurred $68,801 of research and development expenses, an increase of $21,849 or 32% compared with the same period in 2015. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges.

During the nine months ended September 30, 2015 we incurred $313,739 of research and development expenses. During the nine months ended September 30, 2014 we incurred $292,940 of research and development expenses, an increase of $20,799 or 7% compared with the same period in 2015. This decrease was due to the timing of research related activity and related charges.

Professional Fees:  During the three months ended September 30, 2015, we incurred $82,431 of professional expenses, which was increased by $23,118 or 38.98% from $59,313 for the three months ended September 30, 2014. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, we incurred $221,852 of professional expenses, which was increased by $109,024 or 96.63% from $112,828 for the nine months ended September 30, 2014.  The increase in professional fees expense was attributable to increase expenses related to intellectual property protection of the research and development activities during the nine months ended September 30, 2015.

Officers Salary:  During the three months ended September 30, 2015, officers’ salary expenses increased to $94,735 or 51.51% from $62,528 for the three months ended September 30, 2014. The increase in officer’s salary expenses was attributable to hiring of Chief Operations Officer in 2015.

During the nine months ended September 30, 2015, officers’ salary expenses increased to $280,127 or 49.33% from $187,585 for the nine months ended September 30, 2014. The increase in officer’s salary expenses was attributable to hiring of Chief Operations officer in 2015.

General and Administrative Expense: General and administrative expenses increased by $23,662 or 75.53% to $54,990 for the three months ended September 30, 2015 from $31,328 for the three months ended September 30, 2014. Our general and administrative expenses for the three months ended September 30, 2015 consisted of salaries and wages of $0, consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $48,661, Travel of $329, for a total of $54,990. Our general and administrative expenses for the three months ended September 30, 2014 consisted of salaries and benefits of $7,905, consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, and General Office ) of $15,463, Travel of $1,960, for a total of $31,328. The primary reason for the increase in comparing the three months ended September 30, 2015 to the corresponding period for 2014 was mainly due to warrant compensation.

General and administrative expenses increased by $27,809 or 3.36% to $854,517 for the nine months ended September 30, 2015 from $826,708 for the nine months ended September 30, 2014. The primary reason for the increase in comparing the nine months ended September 30, 2015 to the corresponding period for 2014 was mainly due to warrant compensation.

Interest Expense:  Interest expense increased by $8,638 to $25,709 for the three month period ended September 30, 2015 from $17,071 for the three month period ended September 30, 2014. The increase was primarily due to interest on the loans.

Interest expense increased by $19,032 to $71,435 for the nine month period ended September 30, 2015 from $52,403 for the nine month period ended September 30, 2014. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $109,474, or 45.80%, to a net loss of $348,515 for the three month period ended September 30, 2015 from a net loss of $239,041 for the three month period ended September 30, 2014. This increase in net loss was driven primarily by warrant compensation.

Net loss increased by $279,616 or 19.24%, to a net loss of $1,732,944 for the nine month period ended September 30, 2015 from a net loss of $1,453,328 for the nine month period ended September 30, 2014. This increase in net loss was driven primarily by warrant compensation.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,732,944 during the nine months ended September 30, 2015, and losses are expected to continue in the near term. The accumulated deficit since inception was $19,911,289 at September 30, 2015. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2015, we had $220,652 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2015 as compared to December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Cash	$220,652	$495,036
Prepaid Expenses	$250	$1,000
Total current assets	$220,902	$496,036
Total assets	$291,250	$539,227
Total current liabilities	$2,108,602	$1,764,909
Total liabilities	$2,108,602	$1,764,909

 At September 30, 2015, we had a working capital deficit of $1,887,700, compared to a working capital deficit of $1,268,873 at December 31, 2014. Current liabilities increased to $2,108,602 at September 30, 2015 from $1,764,909 at December 31, 2014, primarily as a result of accounts payable and accrued compensation.

For the nine months ended September 30, 2015, net cash used in operations of $685,099 was the result of a net loss of $1,732,944 offset by depreciation expense of $11,175, gain on forgiveness of debt of $9,679, loss on disposal of fixed assets of $953, warrants issued to related parties of $100,618, warrants issued to consultants of $590,335, an increase of accrued expenses and other payables-related party of $282,743 and an increase in accounts payable of $70,950. For the nine months ended September 30, 2014, net cash used in operations of $715,625 was the result of a net loss of $1,453,328 offset by depreciation expense of $4,696, gain on forgiveness of debt of $19,136, stock issued for services of $111,600, warrants issued to consultants of $574,642, a decrease in prepaid expenses of $24,608, a decrease of accrued expenses and other payables-related party of $17,016 and an increase in accounts payable of $107,525.

Our investing activities were $39,285 and $0 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Our investing activities for the nine months ended September 30, 2015 and 2014 were attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $450,000 for the nine months ended September 30, 2015, which was represented by $450,000 of proceeds from the issuance of common stock. Our financing activities resulted in cash inflow of $1,147,101 for the nine months ended September 30, 2014, which was represented by $1,150,000 proceeds from issuance of common stock and a loan repayment of $2,899.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 9, 2015, the Company issued 3,731,343 share of common stock for $100,000 ($0.026/share).

On August 3, 2015, the Company issued 4,152,824 shares of common stock for $100,000 ($0.024/share).

On September 28, 2015, the Company issued 4,166,667 share of common stock for $100,000 ($0.024/share).

On October 19, 2015, the Company issued 3,894,081 share of common stock for $100,000 ($0.026/share).

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 5, 2015	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)