Form 10-K
period 2015-12-31
Kraig Biocraft Laboratories, Inc
filed 2016-03-30
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-146316

KRAIG BIOCRAFT LABORATORIES, INC.
(Exact name of issuer as specified in its charter)

Wyoming	83-0459707
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
2723 South State St. Suite 150 Ann Arbor, Michigan 48104	(734) 619-8066
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No   ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 was approximately $16,563,392. The aggregate market value was computed by reference to the last sale price ($0.0379price per share) of such common equity as of that date.

As of March 30, 2016, the registrant had 719,110,271 shares of common stock issued and outstanding.

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

Collaborative Research and Licensing

In 2006, the Company entered into a licensing agreement with the University Of Wyoming, which granted the Company the exclusive global rights to use and commercialize patented genetic sequences in silkworm.  In exchange for this license the University of Wyoming received $10,000 cash payment and the University of Wyoming Foundation received 17,050,000 shares of the Company’s common stock. Under the terms of the licensing agreement, the Company is obligated to provide annual license fees of $10,000 and support the University research with $13,700 annually. As of today, the Company is current on the $10,000 per year payment and are accruing the $13,700 payments. No royalties are required. This agreement has remained unchanged since 2006.  The Company has not signed any other agreements with the University of Wyoming.

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

Following the first collative research agreement, the Company entered into successive collaborative research agreements to provide different levels of financial support.  The trend has been for an increase in financial support for the research and development in nearly every successive agreement.  In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support. On September 20, 2015, this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016.

In 2011, the Company exercised its option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame.  That has resulted in a separate license agreement with Notre Dame.  Pursuant to that license agreement, Notre Dame has filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks.  The license agreement obligates the Company to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications.  In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of the Company’s common stock and the Company has agreed to pay Notre Dame royalties of 2% of the Company’s gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. The Company has also agreed to pay to Notre Dame $50,000 a year, which will be reduced from the total amount of royalties paid in the same year. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame.

On October 15, 2013, the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement, the scientific researcher would transfer to the Company his rights of intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher received 8,000,000 common stock warrants from the Company, exercisable 24 months from the date of the agreement.  The researcher would also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement, the researcher would receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the researcher performs the contract in good faith the consultant will be entitled to an additional 8,000,000 warrants on the two year anniversary of the agreement.  The warrants described above all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.

On February 17, 2014, the Company entered into two consulting agreements with two consultants for independent technical expertise to further the Company’s development of recombinant spider silk and scientific research.  As consideration for the services performed, the Company agrees to issue the following to each of the consultants:

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

●
On the three year anniversary, assuming the Board determines the consultant acted in good faith pursuant to the consulting agreements and the Company’s board of directors approves, additional warrants will be issued to consultants, as a bonus, for one million five hundred thousand shares (1,500,000) of the Company’s common stock to be exercisable on the 28 month anniversary of this agreement for a period of 12 months with a cashless exercise provision. As of the date of this Report, such warrants have not been issued.

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

As of December 31, 2015, 26,242,772 shares of common stock were issued pursuant to the Letter Agreement.

On June 22, 2015, the Company entered into an agreement with a consultant pursuant to which the consultant would provide investor relations services.  The agreement commenced on June 22, 2015 and continued until December 16, 2015.   As agreed in the agreement and as a consideration for the services performed, on June 22, 2015, the Company issued the consultant a three year warrant to purchase 15,000,000 shares of common stock which carries a cashless exercise provision with a fair value of $590,335.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2015, the subsidiary was not yet established and no work has been performed in Vietnam for the year ended December 31, 2015. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

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

The global market for technical textiles has been estimated at greater than $133 billion.1

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

    https://globenewswire.com/news-release/2015/08/04/757406/10144484/en/Global-Technical-Textiles-Market-to-Reach-US-160-38-Billion-owing-to-Innovative-Product-Development-Transparency-Market-Research.html

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

We are working to use our genetic engineering technology to create recombinant silk polymers. On September 29, 2010, we jointly announced with the University of Notre Dame the success of our collaborative research with Notre Dame in creating approximately twenty different strains of transgenic silkworm which produce recombinant silk polymers. In April 2011, we entered into a licensing agreement with Sigma-Aldrich which provides us the use of Sigma-Aldrich’s zinc finger technology to accelerate and enhance our product development.

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB. There are 719,110,271 shares of common stock issued and outstanding as of March 30, 2016. Kim Thompson, our founder and CEO, owns approximately 34.3% of the issued and outstanding common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 30, 2016, all of which Kim Thompson owns.

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

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007. That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production. On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories. In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”).  On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with University of Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”).  Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support.  On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016. For the year ended December 31, 2015 and 2014, respectively, the Company paid $ $432,008and $439,536 in research and development fees.

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

We anticipate making arrangements with the University of Wyoming within the next twelve months to address accrued feeds. If we fail to make such arrangements the University of Wyoming could terminate our license agreement. We anticipate that such a termination would result in a loss of three to nine months of research time and result in increased research and development costs in the range of $30,000 to $140,000.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2015 and 2014, we have spent approximately 7,000 hours and 7,000 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

In fiscal year 2015 we had two (2) employees including Kim Thompson, our sole officer and director and Jon Rice, our Chief Operating Officer.  In January 2015, we appointed Mr. Jonathan R. Rice as our Chief Operating Officer. We plan to hire more persons on as-needed basis.

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

Starting in February of 2015, we rented additional office space in East Lansing, Michigan.  In July 2015, the Company signed a new lease for its East Lansing, Michigan office space.  From February 1, 2015 to December 31, 2015, the Company paid $4,154 for office space, conference facilities, mail, fax and reception services.  In January 2016, the Company paid monthly rent of $395.20 for office space, conference facilities, mail, fax and reception services. On February 1, 2016 the Company signed a six (6) month lease extension for its East Lansing office. The Company pays a monthly rent of $432.27 for office space, conference facilities, mail, fax, and reception services.

Starting in September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,028 for conference facilities, mail, fax, and reception services located at our principal place of business.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

To the knowledge of our management, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB system under the symbol “KBLB.”

The following table sets forth the high and low trade information for our Class A common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low Price	High Price
Fourth Quarter 2015	$0.02	$0.04
Third Quarter 2015	$0.02	$0.04
Second Quarter 2015	$0.03	$0.06
First Quarter 2015	$0.02	$0.04

Fourth Quarter 2014	$0.04	$0.05
Third Quarter 2014	$0.03	$0.06
Second Quarter 2014	$0.06	$0.07
First Quarter 2014	$0.05	$0.09

Holders

As of March 30, 2016 in accordance with our transfer agent records, we had 25 record holders of our Class A common stock.

Transfer Agent and Registrar

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ  07716 and its phone number is (732) 872-2727.

Dividends

To date, we have not declared or paid any cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Sale of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

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

On November 9, 2015, the Company issued 14,000 shares with a fair value of $434 ($0.031/share) to a consultant as consideration for consulting fees owed from March 1, 2015 through September 30, 2015 of $14,000. The issuance of shares resulted in gain on settlement of accounts payable of $13,556.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

The following information should be read in conjunction with Kraig Biocraft Laboratories, Inc. and its subsidiaries ("we", "us", "our", or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $432,008 between January 2015 and December 2015 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $35,000 per month between January 2016 and July 2016 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

●
We expect to spend approximately $13,700 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months. This level of research spending at the university is also a requirement of our licensing agreement with them.

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
●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2016.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster SilkTM and Dragon SilkTM.

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

Results of Operations for the Years ended December 31, 2015 and 2014.

Revenue for the twelve months ended December 31, 2015 was $0. This compares to $0 in revenue for the for the twelve month period which ended December 31, 2014.

Operating expenses for the twelve months ended December 31, 2015 were $2,054,539. This compares to $1,834,358 in expenses during the twelve month period which ended December 31, 2014. Research and development expenses for the twelve months ended December 31, 2015 were $432,008. This compares to $439,536 spent on research and development during the twelve months ended December 31, 2014. In addition, we had the following expenses during the twelve month period which ended December 31, 2015: general and administrative $920,919, professional fees $260,716 and officer’s salary $440,896. This compares to the same expenses during the twelve month period which ended December 31, 2014: general and administrative $896,079, professional fees $180,599, and officer’s salary $318,144.

Our professional fee expenses and officer’s salary experienced the largest changes between the years ended December 31, 2015 and 2014.  These values are set forth below:

	Year ended 12/31/2015	Year ended 12/31/2014
Professional Fees	$260,716	$180,599
Officer’s Salary	$440,896	$318,144

The increase in professional fee expenses of $80,117 in 2015 was primarily due to increased spending on patent filings.

The primary reason for the increase in officer’s salary of $122,752 was the addition of Mr Rice to the Company in January of 2015.

Capital Resources and Liquidity

As of December 31, 2015 we had $238,188 in cash compared to $495,036 as of December 31, 2014.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that adequate financing will be available. In the absence of such financing, we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $2,150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

In November 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-17—Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASUE 2014-10"). The guidance is intended to reduce the overall cost and complexity associated with financial reporting for development stage entities without reducing the availability of relevant information. The Board also believes the changes will simplify the consolidation accounting guidance by removing the differential accounting requirements for development stage entities. As a result of these changes, there no longer will be any accounting or reporting differences in GAAP between development stage entities and other operating entities. For organizations defined as public business entities the presentation and disclosure requirements in Topic 915 will no longer be required starting with the first annual period beginning after December 15, 2014, including interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the period from April 25, 2006 (inception) through December 31, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

On August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. As of December 31, 2015, we have adopted the provisions of this ASU.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.

CONTENTS

PAGE	17	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	18	BALANCE SHEETS AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014.

PAGE	19	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

PAGE	20	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

PAGES	21	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2013 TO DECEMBER 31, 2015.

PAGES	23-37	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas
March 30, 2016

Kraig Biocraft Laboratories, Inc.
Ballance Sheets

ASSETS
	December 31, 2015	December 31, 2014
Current Assets
Cash	$238,188	$495,036
Prepaid expenses	645	1,000
Total Current Assets	238,833	496,036

Property and Equipment, net	66,104	43,191

Total Assets	$304,937	$539,227

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$469,833	$522,586
Royalty agreement payable - related party	65,292	64,720
Accounts payable and accrued expenses - related party	1,666,748	1,177,603
Total Current Liabilities	2,201,873	1,764,909
Total Liabilities	2,201,873	1,764,909

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
708,068,385 and 673,974,429 shares issued and outstanding, respectively	10,801,942	9,812,845
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,373,458	1,900,018
Accumulated Deficit	(20,312,136)	(18,178,345)

Total Stockholders' Deficit	(1,896,936)	(1,225,682)

Total Liabilities and Stockholders' Deficit	$304,937	$539,227

Kraig Biocraft Laboratories, Inc.
Statements of Operations

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

Operating Expenses
General and Administrative	920,919	896,079
Professional Fees	260,716	180,599
Officer's Salary	440,896	318,144
Research and Development	432,008	439,536
Total Operating Expenses	2,054,539	1,834,358

Loss from Operations	(2,054,539)	(1,834,358)

Other Income/(Expenses)
Gain on forgiveness of debt	23,245	30,652
Loss on disposal of fixed asset	(953)	-
Interest expense	(101,546)	(69,281)
Total Other Income/(Expenses)	(79,254)	(38,629)

Net (Loss) before Provision for Income Taxes	(2,133,793)	(1,872,987)

Provision for Income Taxes	-	-

Net (Loss)	$(2,133,793)	$(1,872,987)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	685,836,581	662,490,382

Kraig Biocraft Laboratories, Inc.
Statements of Cash Flows

	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(2,133,793)	$(1,872,987)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	15,419	7,159
Gain on forgiveness of debt	(23,245)	(30,652)
Loss on disposal of fixed asset	953	-
Stock issued for services	-	111,600
Warrants issued to consultants	590,335	574,642
Warrants issued to related party	121,448
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	355	743
(Decrease) in accrued expenses and other payables - related party	489,719	110,625
Increase in accounts payable	(28,753)	194,311
Net Cash Used In Operating Activities	(967,563)	(904,559)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(39,285)	(41,805)
Net Cash Used In Investing Activities	(39,285)	(41,805)

Cash Flows From Financing Activities:
Repayment of loan payable	-	(3,981)
Proceeds from issuance of common stock	750,000	1,150,000
Net Cash Provided by Financing Activities	750,000	1,146,019

Net Increase (Decrease) in Cash	(256,848)	199,655

Cash at Beginning of Period	495,036	295,381

Cash at End of Period	$238,188	$495,036

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$238,342	$736,816
Settlement of accounts payable with stock issuance	$755	$3,509
Gain on the sale of the fixed asset to a related party	$-	$8,956
Fixed asset sold to related party to cancel accounts payable - related party	$-	$5,548

Kraig Biocraft Laboratories, Inc.
Statement of Changes in Stockholders Deficit
For the years ended December 31. 2015 and 2014

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2013	2	$5,217,800	635,241,994	$7,810,920	-	$-	1,122,311	$22,000	$2,053,236	$(16,305,358)	$(1,201,402)

Stock issued for cash ($0.04/share)	-	-	27,051,006	1,150,000	-	-	-	-	-	-	1,150,000

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,821,429	736,816	-	-	-	-	(736,816)	-	-

Grant 10,200,000 warrants for services	-	-	-	-	-	-	-	-	574,642	-	574,642

Settlement of accounts payable with stock issuance ($0.06/share)	-	-	60,000	3,509	-	-	-	-	-	-	3,509

Shares issued for services ($0.062/share)	-	-	1,800,000	111,600	-	-	-	-	-	-	111,600

Gain on the sale of the fixed asset to a related party	-	-	-	-	-	-	-	-	8,956	-	8,956

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(1,872,987)	(1,872,987)

Balance, December 31 ,2014	2	5,217,800	673,974,429	9,812,845	-	-	1,122,311	22,000	1,900,018	(18,178,345)	(1,225,682)

Grant 5,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	121,448	-	121,448

Grant 15,000,000 warrants for services to consultants	-	-	-	-	-	-	-	-	590,335	-	590,335

Exercise of 4,200,000 warrants in exchange for stock	-	-	4,095,841	238,342	-	-	-	-	(238,342)	-	-

Settlement of accounts payable with stock issuance ($0.03/share)	-	-	24,000	755	-	-	-	-	-	-	755

Stock issued for cash ($0.01/share)	-	-	29,974,115	750,000	-	-	-	-	-	-	750,000

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(2,133,793)	(2,133,793)

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

 KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2015 or December 31, 2014.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of December 31, 2015 and 2014, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at December 31, 2015 and December 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2015	December 31, 2014

Stock Warrants (Exercise price - $0.001/share)	34,000,000	18,000,000
Convertible Preferred Stock	2	2
Total	34,000,002	18,000,002

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	Years Ended December
	2015	2014

Expected income tax recovery (expense) at the statutory rate of 34%	$(724,717)	$(636,816)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	229,561	222,901
Change in valuation allowance	495,156	413,915
Provision for income taxes	$-	$-

         The components of deferred income taxes are as follows:

	Years Ended December
	2015	2014

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	3,324,665	2,829,510
Valuation allowance	(3,324,665)	(2,829,510)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034.

The net change in the valuation allowance for the year ended December 31, 2015 and 2014 was an increase of $ 495,156 and $413,915, respectively.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2015 and 2014 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s federal income tax returns, for the fiscal year ending December 31, 2013, is currently under examination by the Internal Revenue Service (“IRS”); and all returns from fiscal 2009 through today remain subject to examination by the IRS and respective states.

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

(J) Recent Accounting Pronouncements

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

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

There were no impairment losses recorded during the years ended December 31, 2015 and 2014.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2015 and December 31, 2014.

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

	December 31, 2015	December 31, 2014
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

 NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $1,963,044 and stockholders’ deficiency of $1,896,936 and used $967,563 of cash in operations for the year ended December 31, 2015.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

NOTE 3  EQUIPMENT

At December 31, 2015 and December 31, 2014 equipment is as follows:

At December 31, 2015 and December 31, 2014 equipment was as follows:
	As of December 31, 2015	As of December 31, 2014
Automobile	$41,805	$41,805
Laboratory Equipment	36,822	-
Office Equipment	6,466	5,560
Less: Accumulated Depreciation	(18,989)	(4,174)
Total Property and Equipment	$66,104	$43,191

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $15,419 and $7,159, respectively.

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company recorded a gain on the sale of the asset of $8,956 as donated capital due to the transaction being with a related party.

NOTE 4    LOAN PAYABLE

On December 8, 2010 the Company entered into a five year loan agreement with the principal loan amount of $15,828. The loan carries an interest rate of 6.94%, and is secured by an automobile.  For the years ending December 31, 2015 and December 31, 2014, the Company repaid $0, and $3,981 in loan balance, respectively. At December 31, 2014 the loan balance was repaid in full.

NOTE 5    LOAN PAYABLE – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.  The Company recorded a accrued interest payable of $2,001 as of December 31, 2015.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

NOTE 6    STOCKHOLDERS’ DEFICIT

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

On July 9, 2015, the Company issued 3,731,343 share of common stock for $100,000 ($0.026/share).

On August 3, 2015, the Company issued 4,152,824 share of common stock for $100,000 ($0.024/share).

On September 28, 2015, the Company issued 4,166,667 share of common stock for $100,000 ($0.024/share).

On October 19, 2015, the Company issued 3,894,081 shares of common stock for $100,000 ($0.026/share).

On November 16, 2015, the Company issued 4,166,667 shares of common stock for $100,000 ($0.024/share).

On December 21, 2015, the Company issued 5,186,722 shares of common stock for $100,000 ($0.019/share).

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014
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
On November 9, 2015, the Company issued 14,000 shares with a fair value of $434 ($0.031/share) to a consultant as consideration for consulting fees owed from March 1, 2015 through September 30, 2015 of $14,000. The issuance of shares resulted in gain on settlement of accounts payable of $13,566.

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

Grant Date
Expected dividends	0%
Expected volatility	86.94%
Expectd term	1 year
Risk free interest rate	1.53%
Expected forfeitures	0%

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014
Grant Date
Expected dividends	0%
Expected volatility	86.94%
Expected term	1 year
Risk free interest rate	1.53%
Expected Forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	1 year
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	86.23%
Expected term	1 year
Risk free interest rate	1.53%
Expected forfeitures	0%

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

Grant Date
Expected dividends	0%
Expected volatility	123.49%
Expected term	1 year
Risk free interest rate	1.53%
Expected forfeitures	0%

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

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

Grant Date
Expected Dividends	0%
Expected volatility	123.49%
Expected term	1 year
Risk free interest rate	1.53%
Expected forfeitures	0%

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. As of December 31, 2015, the Company recorded $49,131 as an expense for warrants issued to related party.
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
Grant Date
Expected dividends	0%
Expected volatility	78.85%
Expected term	3 years
Risk free interest rate	1.06%
Expected forfeitures	0%

 On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000
Exercised	(4,200,000)
Cancelled/Forfeited	-
Balance, December 31, 2015	34,000,000	$0.001	1.7

Intrinsic Value$	842,000

For the year ended December 31, 2015, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	34,000,000	1.7	842,000

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

For the year ended December 31, 2014, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	A ggregate Intrinsic Value

$0.001	18,200,000	2.1	801,900
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

Effective December 17, 2013, the Company amended its articles of incorporation to designate a Series A no par value preferred stock.  Two shares of Series A Preferred stock have been authorized.

(E) Conversion of debt & Issuance of Convertible Preferred Stock – related party

During the year ended December 31, 2013, the Company's Chief Executive Officer converted accrued payroll of $30,000 in exchange for the issuance of two shares of Series A convertible Preferred Stock (“Series A PS”).

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
AS OF DECEMBER 31, 2015 AND 2014

NOTE 7    COMMITMENTS AND CONTINGENCIES

On March 18, 2010, the Company entered into an addendum to the employment agreement whereby the Company will reimburse the employee and his family for up to $20,000 of out of pocket medical and dental care costs, including prescription costs or co-pays.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015 the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party.

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

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

(B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of June 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of June 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from June 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516.  The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2015 the outstanding balance is $65,292. As of December 31, 2015 the Company recorded interest expense and related accrued interest payable of $1,959.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the year ended December31, 2015 and 2014, respectively, the company recorded $432,008 and $439,536 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2015, the subsidiary was not yet established and no work has been performed in Vietnam for the year ended December 31, 2015. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

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
AS OF DECEMBER 31, 2015 AND 2014

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

On June 4, 2014 the Company entered into a one year agreement with a consultant to provide investor relations services. As consideration for the services performed, the Company agrees to issue a warrant for 3,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 24, 2014, the company issued a warrant for 3,000,000 shares of common stock with a fair value of $171,102 (See Note 6(C)).

On June 22, 2015 the Company entered into an agreement with a consultant to provide investor relations services.  The agreement commenced on June 22, 2015 and will continue until December 16, 2015.   As consideration for the services performed, the Company agrees to issue a warrant for 15,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 22, 2015, the company issued a warrant for 15,000,000 shares of common stock with a fair value of $590,335 (See Note 6(C)).

On November 11, 2015 the Company entered into an agreement with a consultant to provide advisory services. As consideration for the services performed, the Company agreed to pay the consultant $10,000.

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

Starting in September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,028 for conference facilities, mail, fax, and reception services located at our principal place of business.

Rent expense for the years ended December 31, 2015 and 2014 is $12,832 and $14,137, respectively.

NOTE 8    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2015 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2015 the Company recorded interest expense and related accrued interest payable of $1,973.

KRAIG BIOCRAFT LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014

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

  On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.  For the year ending December 31, 2015 the annual salary is $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors.

During the year ended December 31, 2013, the Company's Chief Executive Officer forgave accrued payroll of $30,000 and extended the term of existing debt in exchange for the issuance of Series A convertible Preferred Stock ("Series A PS"). In connection with this transaction, the Company incurred a loss on settlement of debt of $5,187,800 (See Note 6(E)).

On November 10, 2014, the Company sold to the officer of the Company a used automobile for the price of $14,504. The Company reduced the accrued salary by the purchase price of the vehicle and recorded a gain on the sale of the asset of $8,956 to contributed capital.

As of December 31, 2014, there was $326,467 of accrued interest- related party and $10,760 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party.

As of December 31, 2015 and December 31, 2014, there was $148,019 and $86,325, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $ 12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of December 31, 2015, the Company owes $1,094,153 in accrued salary to principal stockholder and $1,748 to the Company’s COO.

NOTE 9    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 30, 2016, the date the financial statements were available to be issued.
On January 23, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on January 23, 2016 and will continue for four months. As consideration for the services performed, the Company agrees to pay $100,000 broken up into $25,000 dollar monthly payments.

On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement.

On February 1, 2016 the Company signed a six (6) month lease extension for its East Lansing office. The Company pays an annual rent of $4,893 for office space, conference facilities, mail, fax, and reception services.
On February 16, 2016 the Company issued 5,630,631 shares of common stock for $100,000 ($0.018/share).
On March 29, 2016 the Company issued 5,411,255 shares of common stock for $100,000 ($0.018/share).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered by this Report, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–
Lack of internal audit function. During 2015, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded.  Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–
No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2015, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	54	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	36	Chief Operating Officer	January 20, 2015

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

JONANTHAN R. RICE

Jonathan R. Rice had worked at Ultra Electronics, Adaptive Materials Inc., a Michigan company (“UEA”) since 2002. At UEA, he worked as the Director of Advanced Technologies, where he was responsible for new products development and commercialization. He was also the Corporate Facility Security Officer for UEA since 2006, where Mr. Rice ensured UEA’s compliance with federal regulations under the National Industrial Security Program Operating Manual and completed its annual security audit. During 2004 through 2007 while working as an Engineering Manager at UEA, Mr. Rice, among other things, led the design and development of multiple fuel cell and power management systems, established a team to identify and eliminate production and performance limitation, authored technical progress and final reports for customers and provided training to military personnel on use of fuel cell systems. From 2002 through 2005, Mr. Rice had also served as UEA’s Production Manager in charge of developing manufacturing process and techniques and sourcing the production equipment for UEA’s products. Mr. Rice graduated from Michigan Technological University in 2002 with a degree of Bachelors of Science Chemical Engineering. Mr. Rice is currently studying for his Masters of Business Administration at Michigan State University and expects to graduate in 2016.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2015, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2015 and 2014 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson
President, CEO, CFO and Director	2015	$281,027	$56,205$	0	$0	0	$0	$37,580		$374,812
	2014	$265,120	$53,024	0	$0	0	$0	$18,456	(2)	$336,600
Jonathan R. Rice COO	2015	$97,915	$4,000		$ 121,448			$13,814	(4)	$237,117
(3)	2014	$0	$0	0	$0	0	$0	$0		$0

1)	In 2014, Kim Thompson received $18,456 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.
2)	In 2015, Kim Thompson received $37,580 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.
3)	Mr. Rice was appointed as the Company's Chief Operating Officer on January 20, 2015.
4)
In 2015, Jonathan Rice received $7,604 in medical insurance and medical reimbursement, $960 in phone service expenses, and $ 5,250 in tuition reimbursements pursuant to an employment agreement entered into with us.

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

The November 10, 2010 employment agreement replaced the prior agreement dated April 26, 2006. On April 26, 2006, the Company entered into its first a five-year employment agreement with the Company’s Chairman, Chief Executive Officer and Chief Financial Officer. The agreement renewed annually so that at all times, the term of the agreement was five years. Pursuant to this agreement, the Company agreed to pay an annual base salary of $185,000 for the period May 1, 2006 through December 31, 2006. Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent. The officer will also be entitled to life, disability, health and dental insurance. In addition, the officer received five year warrants to purchase 700,000 shares of common stock at an exercise price of $0.21 per share, eight year warrants to purchase 1,500,000 sharesof common stock at an exercise price of $0.33 per share, and nine year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share. The warrants fully vested on the date of grant. The agreement also calls for the issuance of warrants and increase in the officer’s base compensation upon the Company reaching certain milestones. The Chief executive subsequently waved all warrants and milestone based compensation to which he would have been entitled under the April 26, 2006 agreement.

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016.  For the twelve months ended the Company recorded $121,448 for the warrants issued to related party.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Class A Common Stock	Kim Thompson	246,404,671	(2)	34.3%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	Jonathan R. Rice	2,000,000	(3)
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	All executive officers and directors as a group (1 Person)	248,404,671		34.5%

Series A Preferred Stock	Kim Thompson	2		100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%
_______________
* less than 1%

(1) The percent of class is based on 719,110,271 shares of our Class A common stock issued and outstanding as of the date of this report.
(2) Such shares are shares of common stock owned and may be issued upon exercise of warrants that are owned by Mr. Thompson, including 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson.
(3) These shares represent shares of common stock that may be issued upon exercise of a warrant Mr. Rice owns; in addition, Mr. Rice owns a - that is not exercisable until October 2016 - that can be exercised to purchase up to 3,000,000 shares.

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
As of December 31, 2015 and December 31, 2014, the Company owed $1,143,504 and $818,771, respectively, in accrued salary and accrued payroll taxes to principal stockholder. As of December 31, 2015, no accrued salary has been converted to Class A Common Stock.
As of December 31, 2015 and December 31, 2014, there was $144,251 and $86,325, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Executive Officer.
As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.
As of December 31, 2015 and December 31, 2014, there was $3,767 and $0, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Operations Officer.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2015	2014

Audit Fees	$ 13,000	$ 13,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 13,000	$ 13,000

Audit Fees
For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $13,000 and $13,000 for professional services rendered for the audit and review of our financial statements.
Audit Related Fees
There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees
For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.
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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
 (a)
1.
 The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits
EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice*

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.2	Securities Purchase Agreement between Kraig Biocraft Laboratories and Worth Equity Fund, L.P. and Mutual Release (1)

10.3	Securities Purchase Agreement between Kraig Biocraft Laboratories and Lion Equity (1)

10.4	Amended Letter Agreement, dated September 14, 2009, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (3)

10.5	Exclusive License Agreement, effective as of May 8, 2006, by and between The University of Wyoming and Kraig Biocraft Laboratories, Inc. (2)

10.6
Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.8	Letter Agreement, dated June 28, 2011, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (4)

10.9	Letter Agreement, dated April 30, 2013, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (5)

10.1	Letter Agreement, dated October 2, 2014, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (10)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.13	Collaborative Yarn and Textile Development Agreement, dated September 30, 2013, between the Company and Warwick Mills, Inc. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property / Collaborative Research Agreement, dated March 4, 2015, between the Company and University of Notre Dame du Lac.

14.1	Code of Business Conduct and Ethics (13)

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files #

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

Kraig Biocraft Laboratories, Inc.

Dated: March 30, 2016	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer, Chief Financial Officer and Sole Director	March 30, 2016
Kim Thompson