Form 10-Q
period 2016-03-31
Kraig Biocraft Laboratories, Inc
filed 2016-05-13
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, there were 734,619,571 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS
	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Current Assets
Cash	$187,002	238,188
Prepaid expenses	250	645
Total Current Assets	187,252	238,833

Property and Equipment, net	61,919	66,104

Total Assets	$249,171	304,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$533,389	469,833
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	1,784,933	1,666,748
Total Current Liabilities	2,383,614	2,201,873
Total Liabilities	$2,383,614	2,201,873

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
719,110,271 and 708,068,385 shares issued and outstanding, respectively	11,001,942	10,801,942
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,444,931	2,373,458
Accumulated Deficit	(20,821,116)	(20,312,136)

Total Stockholders' Deficit	(2,134,443)	(1,896,936)

Total Liabilities and Stockholders' Deficit	$249,171	304,937

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
 Condensed Statements of Operations (Unaudited)
for the three month periods ended March 31, 2016 and 2015

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$-	-

Operating Expenses
General and Administrative	117,867	156,470
Professional Fees	144,013	81,330
Officer's Salary	105,379	86,576
Research and Development	110,681	79,586
Total Operating Expenses	477,940	403,962

Loss from Operations	(477,940)	(403,962)

Other Income/(Expenses)
Gain on forgiveness of debt	-	9,679
Interest expense	(31,040)	(21,892)
Total Other Income/(Expenses)	(31,040)	(12,213)

Net (Loss) before Provision for Income Taxes	(508,980)	(416,175)

Provision for Income Taxes	-	-

Net (Loss)	$(508,980)	(416,175)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	710,969,281	676,215,156

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Stockholders’ Deficit
for the three months ended March 31, 2016 and the year ended December 31, 2015 (Unaudited)

							Common Stock -
	Preferred Stock -		Common Stock -		Common Stock -		Class A Shares
	Series A		Class A		Class B		To be issued		Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Deficit	APIC	Total

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.01/share)	-	-	11,041,886	200,000	-	-	-	-	-	-	200,000

Grant 6,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	50,644	-	50,644

Warrants issued for services - related party									20,829		20,829

Net loss for the three months ended March 31, 2016	-	-	-	-	-	-	-	-	-	(508,980)	(508,980)

Balance, March 31, 2016	2	$5,217,800	719,110,271	$11,001,942	-	$-	1,122,311	$22,000	$2,444,931	$(20,821,116)	$(2,134,443)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows (Unaudited)
for the three month periods ended March 31, 2016 and 2015

	For the three months ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(508,980)	$(416,175)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,185	2,632
Gain on forgiveness of debt	-	(9,679)
Warrants issued to related party	71,473	72,317
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	395	-
(Decrease) in accrued expenses and other payables - related party	118,185	123,423
Increase in accounts payable	63,556	20,977
Net Cash Used In Operating Activities	(251,186)	(206,505)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(39,278)
Net Cash Used In Investing Activities	-	(39,278)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	200,000	-
Net Cash Provided by Financing Activities	200,000	-

Net Increase (Decrease) in Cash	(51,186)	(245,783)

Cash at Beginning of Period	238,188	495,036

Cash at End of Period	$187,002	$249,253

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$171,102
Settlement of accounts payable with stock issuance	$-	$321

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2016 and 2015

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2016 or December 31, 2015.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  As of March 31, 2016 and 2015, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share at March 31, 2016 and December 31, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2016	March 31, 2015

Stock Warrants (Exercise price - $0.001/share)	40,000,000	17,200,000
Convertible Preferred Stock	2	2
Total	40,000,002	17,200,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2016 and December 31, 2015 there were no amounts that had been accrued in respect to uncertain tax positions.

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

(K) Reclassification

The 2015 financial statements have been reclassified to conform to the 2016 presentation.

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

There were no impairment losses recorded during the years ended March 31, 2016 and 2015.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2016 and December 31, 2015.

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

	March 31, 2016	December 31, 2015
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $2,196,362 and stockholders’ deficiency of $2,134,443 and used $251,186 of cash in operations for the three months ended March 31, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2016 and March 31, 2015, property and equipment, net, is as follows:

	As of March 31, 2016 (Unaudited)	As of December 31, 2015
Automobile	$41,805	$41,805
Laboratory Equipment	36,822	36,822
Office Equipment	6,466	6,466
Less: Accumulated Depreciation	(23,174)	(18,989)
Total Property and Equipment, net	$61,919	$66,104

Depreciation expense for the three months ended March 31, 2016 and 2015 was $4,185 and $2,632, respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On February 25, 2013 the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.  The Company recorded accrued interest payable of $2,001 as of March 31, 2016. The Company recorded accrued interest payable of $2,001 as of December 31, 2015.

NOTE 5    STOCKHOLDERS’ DEFICIT

(A)       Common Stock Issued for Cash

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

On September 28, 2015, the Company issued 4,166,667 share of common stock for $100,000 ($0.024/share).

On October 19, 2015, the Company issued 3,894,081 shares of common stock for $100,000 ($0.026/share).

On November 16, 2015, the Company issued 4,166,667 shares of common stock for $100,000 ($0.024/share).

On December 21, 2015, the Company issued 5,186,722 shares of common stock for $100,000 ($0.019/share).

On February 16, 2016 the Company issued 5,630,631 share of common stock for $100,000 ($0.018/share).

On March 28, 2016 the Company issued 5,411,255 share of common stock for $100,000 ($0.018/share).

(B) Common Stock Issued for Service

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

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. As of March 31, 2016, the Company recorded $69,732 as an expense for warrants issued to related party.
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

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $234,086, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. As of March 31, 2016, the Company recorded $50,644 as an expense for warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	82.95%
Expected term	4 years
Risk free interest rate	1.31%
Expected forfeitures	0%

On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000
Exercised	(4,200,000)
Cancelled/Forfeited	-
Balance, December 31, 2015	34,000,000	$0.001	1.7
Granted	6,000,000
Exercised	-
Cancelled/Forfeited	-
Balance, March 31, 2016	40,000,000	$0.001	2.00

Intrinsic Value$	592,000

As of March 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	40,000,000	2.0	592,000

As of December 31, 2015, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	A ggregate Intrinsic Value

$0.001	34,000,000	1.7	842,000

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

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015 the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the three months ended March 31, 2016, the Company recorded $71,473 for the warrants issued to related party.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2016 and December 31, 2015 the outstanding balance is $65,292. As of March 31, 2016 the Company recorded interest expense and related accrued interest payable of $490.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the three months ended March 31, 2016 and 2015, respectively, the company recorded $110,681 and $79,586 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of March 31, 2016, the subsidiary was not yet established and no work has been performed in Vietnam for the three months ended March 31, 2016. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

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

On January 23, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on January 23, 2016 and will continue for four months. As consideration for the services performed, the Company agrees to pay $100,000 broken up into $25,000 dollar monthly payments. During the three months ended March 31, 2016 the Company paid $70,000.

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

On February 16, 2016 the Company issued 5,630,631 shares of common stock for $100,000 ($0.018/share).

On March 29, 2016 the Company issued 5,411,255 shares of common stock for $100,000 ($0.018/share).

Rent expense for the three months ended March 31, 2016 and 2015 was $2,441 and $4,999, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2016 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2016 the Company recorded interest expense and related accrued interest payable of $490.

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the three months ended March 31, 2016, the Company recorded $71,473 for the warrants issued to related party.

As of March 31, 2016 and December 31, 2015, there was $92,381 and $148,019, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of March 31, 2016 there was $456,605 of accrued interest- related party and $13,208 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of March 31, 2016, the Company owes $1,168,626 in accrued salary to principal stockholder and $4,762 to the Company’s COO.

As of December 31, 2015, the Company owes $1,094,153 in accrued salary to principal stockholder and $1,748 to the Company’s COO.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2016, the date the financial statements were available to be issued.

On April 4, 2016, the Company issued 12,000 shares with a fair value of $302 ($0.0252/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through March 31, 2016 of $6,000. The issuance of shares resulted in gain on settlement of accounts payable of $5,698.

On April 7, 2016, the Company issued 1,917,012 shares in connection with the cashless exercise of 1,200,000 warrants.

On April 25, 2016 the Company issued 5,952,381 share of common stock for $100,000 ($0.017/share).

On May 4, 2016, the Company issued 7,627,907 shares in connection with the cashless exercise of 8,000,000 warrants.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2015 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2015 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $110,681 between January 2016 and March 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $35,000 per month between April 2016 and July 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Three months ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2016 as compared to the three month period ended March 31, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	March 31:			Increase
	2016	2015	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	117,867	156,470	(38,603)	(24.67%)
Professional Fees	144,013	81,330	62,683	77.07%
Officer's Salary	105,379	86,576	18,803	21.72%
Research and Development	110,681	79,586	31,095	39.07%
Total operating expenses	477,940	403,962	73,978	18.31%
Loss from operations	(477,940)	(403,962)	(73,978)	(18.31%
Gain on disposal of fixed asset	-	9,679	9,679	100%
Interest expense	(31,040)	(21,892)	(9,148)	41.79%
Net Loss	$(508,980)	(416,175)	(92,805)	22.30%

Net Revenues:  During the three months ended March 31, 2016, we realized $0 of revenues from our business. During the three months ended March 31, 2015, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2016 and 2015 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the three months ended March 31, 2016 were $0, as compared to $0 for the three months ended March 31, 2015, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2016, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2015, a change of $0 or 0%.

Research and development expenses:  During the three months ended March 31, 2016 we incurred $110,681 research and development expenses. During the three months ended March 31, 2015 we incurred $79,586 of research and development expenses, an increase of $31,095 or 39.07% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the three months ended March 31, 2016, we incurred $144,013 professional expenses, which increased by $62,683 or 77.1% from $81,330 for the three months ended March 31, 2015. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended March 31, 2016.

Officers Salary:  During the three months ended March 31, 2016, officers’ salary expenses increased to $105,379 or 21.7% from $86,576 for the three months ended March 31, 2015. The increase in officer’s salary expenses was attributable to the hiring of a Chief Operations Officer in late January of 2015.

General and Administrative Expense: General and administrative expenses decreased by $38,603 or 24.7% to $117,867 for the three months ended March 31, 2016 from $156,470 for the three months ended March 31, 2015. Our general and administrative expenses for the three months ended March 31, 2016 consisted of consulting fees of $3000 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $114,788, Travel of $79, for a total of $117,867. Our general and administrative expenses for the three months ended March 31, 2015 consisted of salaries and benefits of $3,750, consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $132,682, Travel of $14,218 for a total of $156,470. The primary reason for the increase in comparing the three months ended March 31, 2016to the corresponding period for 2015 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $9,148 to $31,040 for the three month period ended March 31, 2016 from $21,892 for the three month period ended March 31, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $92,805, or 22.3%, to a net loss of $508,980 for the three month period ended March 31, 2016 from a net loss of $416,175 for the three month period ended March 31, 2015. This increase in net loss was driven primarily by increases in research and development and professional fees.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $508,980 during the three months ended March 31, 2016, and losses are expected to continue in the near term. The accumulated deficit is $2,134,443 at March 31, 2016. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2016, we had $187,002 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2016 as compared to December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Cash	$187,002	238,188
Prepaid Expenses	$250	645
Total current assets	$187,252	238,833
Total assets	$249,171	304,937
Total current liabilities	$2,383,614	2,201,873
Total liabilities	$2,383,614	2,201,873

 At March 31, 2016, we had a working capital deficit of $2,196,362, compared to a working capital deficit of $1,963,040 at December 31, 2015. Current liabilities increased to $2,383,614 at March 31, 2016 from $2,201,873 at December 31, 2015, primarily as a result of accounts payable and accrued compensation.

For the three months ended March 31, 2016, net cash used in operations of $251,186 was the result of a net loss of $508,980 offset by depreciation expense of $4,185, warrants issued to related parties of $71,473, an increase of accrued expenses and other payables-related party of $118,185 and an increase in accounts payable of $63,556. For the three months ended March 31, 2015, net cash used in operations of $206,505 was the result of a net loss of $416,175 offset by depreciation expense of $2,632, gain on forgiveness of debt of $9,679, an increase in prepaid expenses of $0, a decrease of accrued expenses and other payables-related party of $123,423 and an increase in accounts payable of $20,977.

Our investing activities were $0 and $39,278 for the three months ended March 31, 2016 and March 31, 2015, respectively. Our investing activities for the three months ended March 31, 2016 and 2015 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $200,000 for the three months ended March 31, 2016, which is represented by $200,000 proceeds from issuance of common stock. Our financing activities resulted in cash inflow of $0 for the three months ended March 31, 2015.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter since, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have not yet commercialized a recombinant fiber and, therefore do not yet have sufficient cash flow to carry out our remediation plans.

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

On April 25, 2016 the Company issued 5,952,381 share of common stock for $100,000 ($0.017/share).

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 30, 2016
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 13, 2016	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)