Form 10-Q
period 2016-06-30
Kraig Biocraft Laboratories, Inc
filed 2016-08-12
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Hunter Taubman Fischer & Li LLC
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

As of August 10, 2016, there were 763,510,192 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS
	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Current Assets
Cash	106,912	238,188
Prepaid expenses	2,398	645
Total Current Assets	109,310	238,833

Property and Equipment, net	57,733	66,104

Total Assets	167,043	304,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	488,625	469,833
Note Payable - related party	50,000	-
Royalty agreement payable – Related Party	65,292	65,292
Accounts payable and accrued expenses – related party	1,928,529	1,666,748
Total Current Liabilities	2,532,446	2,201,873

Total Liabilities	2,532,446	2,201,873

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
755,299,752 and 708,068,385 shares issued and outstanding, respectively	12,299,211	10,801,942
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	1,444,767	2,373,458
Accumulated Deficit	(21,349,181)	(20,312,136)

Total Stockholders' Deficit	(2,365,403)	(1,896,936)

Total Liabilities and Stockholders' Deficit	167,043	304,937

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations (Unaudited)
for the three and six month periods ended June 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$-	-	$-	-

Operating Expenses
General and Administrative	106,808	643,057	224,675	799,527
Professional Fees	146,235	58,091	290,248	139,421
Officer's Salary	107,810	98,816	213,189	185,392
Research and Development	139,853	143,503	250,534	223,089
Total Operating Expenses	500,706	943,467	978,646	1,347,429

Loss from Operations	(500,706)	(943,467)	(978,646)	(1,347,429)

Other Income/(Expenses)
Gain on forgiveness of debt	5,704	-	5,704	9,679
Loss on disposal of fixed asset	-	(953)	-	(953)
Interest expense	(33,063)	(23,834)	(64,103)	(45,726)
Total Other Income/(Expenses)	(27,359)	(24,787)	(58,399)	(37,000)

Net (Loss) before Provision for Income Taxes	(528,065)	(968,254)	(1,037,045)	(1,384,429)

Provision for Income Taxes	-	-	-	-

Net Loss	$(528,065)	$(968,254)	$(1,037,045)	$(1,384,429)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	731,190,422	677,630,696	721,079,852	676,922,818

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Stockholders’ Deficit
for the six months ended June 30, 2016 and the year ended December 31, 2015 (Unaudited)

							Common Stock -
	Preferred Stock -		Common Stock -		Common Stock -		Class A Shares
	Series A		Class A		Class B		To be issued
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	Accumulated Deficit	APIC	Total

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.01/share)	-	-	24,806,767	425,000	-	-	-	-	-	-	425,000

Grant 6,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	101,850	-	101,850

Warrants issued for services - related party									41,432		41,432

Exercise of 23,500,000 warrants in exchange for stock		-	22,412,600	1,071,973				-	-	(1,071,973)	-

Settlement of accounts payable with stock issuance ($0.03/share			12,000	296							296

Net loss for the three months ended June 30, 2016	-	-	-	-	-	-	-	-	-	(1,037,045)	(1,037,045)

Balance, June 30, 2016	2	$5,217,800	755,299,752	$12,299,211	-	$-	1,122,311	$22,000	$1,444,767	$(21,349,181)	$(2,365,403)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows (Unaudited)
for the six month periods ended June 30, 2016 and 2015

	For the six months ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(1,037,045)	$(1,384,429)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	8,371	6,931
Gain on forgiveness of debt	5,704	(9,679)
Loss on disposal of fixed asset	-	953
Warrants issued to consultants	-	590,335
Warrants issued to related party	143,282	79,789
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(1,753)	-
(Decrease) in accrued expenses and other payables - related party	261,780	178,699
(Decrease) Increase in royalty agreement payable - related party
(Decrease) Increase in accounts payable	24,791	34,471
Net Cash Used In Operating Activities	(606,276)	(502,930)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(39,278)
Net Cash Used In Investing Activities	-	(39,278)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	50,000	-
Proceeds from issuance of common stock	425,000	150,000
Net Cash Provided by Financing Activities	475,000	150,000

Net Increase (Decrease) in Cash	(131,276)	(392,208)

Cash at Beginning of Period	238,188	495,036

Cash at End of Period	$106,912	$102,828

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$1,071,973	$171,102
Settlement of accounts payable with stock issuance	$296	$321

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2016 or December 31, 2015.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  During the six month periods ended  June 30, 2016 and 2015, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share during the six months ended June 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2016	June 30, 2015

Stock Warrants (Exercise price - $0.001/share)	16,500,000	35,200,000
Convertible Preferred Stock	2	2
Total	16,500,002	35,200,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2016 and December 31, 2015 there were no amounts that had been accrued in respect to uncertain tax positions.

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
As of June 30, 2016 and 2015

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
As of June 30, 2016 and 2015
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

There were no impairment losses recorded during the six months ended June 30, 2016 and 2015.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2016 and December 31, 2015.

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

	June 30, 2016	December 31, 2015
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $2,423,136 and stockholders’ deficiency of $2,365,403 and used $606,276 of cash in operations for the six months ended June 30, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2016 and December 31, 2015, property and equipment, net, is as follows:

	As of June 30, 2016 (Unaudited)	As of December 31, 2015
Automobile	$41,805	$41,805
Laboratory Equipment	36,822	36,822
Office Equipment	6,466	6,466
Less: Accumulated Depreciation	(27,360)	(18,989)
Total Property and Equipment, net	$57,733	$66,104

Depreciation expense for the six months ended June 30, 2016 and 2015 was $8,371 and $6,931 respectively.

Depreciation expense for the three months ended June 30, 2016 and 2015 was $4,186 and $4,299 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016 the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $99 as of June 30, 2016.

On February 25, 2013 the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.  The Company recorded accrued interest payable of $2,001 as of June 30, 2016. The Company recorded accrued interest payable of $2,001 as of December 31, 2015.

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

On June 28, 2016 the Company issued 7,812,500 share of common stock for $125,000 ($0.016/share).

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

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

On April 4, 2016, the Company issued 12,000 shares with a fair value of $296 ($0.0247/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through March 31, 2016 of $6,000. The issuance of shares resulted in gain on settlement of accounts payable of $5,704.

(C) Common Stock Warrants

On June 23, 2016, the Company issued 12,867,681 shares in connection with the cashless exercise of the 13,500,000 warrants.

On May 5, 2016, the Company issued 7,627,907 shares in connection with the cashless exercise of the 8,000,000 warrants.

On April 7, 2016, the Company issued 958,506 shares in connection with the cashless exercise of the 1,000,000 warrants.

On April 7, 2016, the Company issued 958,506 shares in connection with the cashless exercise of the 1,000,000 warrants.

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

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. During the six months ended June 30, 2016 and 2015, the Company recorded $41,432 and $90,335 as an expense for warrants issued to related party.
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

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $234,086, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the six months ended June 30, 2016, the Company recorded $101,850 as an expense for warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	82.95%
Expected term	4 years
Risk free interest rate	1.31%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000
Exercised	(4,200,000)
Cancelled/Forfeited	-
Balance, December 31, 2015	34,000,000	$0.001	1.7
Granted	6,000,000
Exercised	(23,500,000)
Cancelled/Forfeited	-
Balance, June 30, 2016	16,500,000	$0.001	1.5

Intrinsic Value	$657,000

For the six months ended June 30, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	16,500,000	1.5	$657,000

For the year ended December 31, 2015, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	A ggregate Intrinsic Value

$0.001	34,000,000	1.7	$842,000

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

Under the Letter Agreement, over a 24 month period from the Effective Date we may put to Calm Seas up to an aggregate of $7,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may put shares bi-monthly.  The dollar value that will be permitted for each put pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas. Notwithstanding the $100,000 ceiling for each bi-monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of bi-monthly puts or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

 The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $7,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the six months ended June 30, 2016, the Company recorded $143,056 for the warrants issued to related party.

(A)License Agreement

On May 8, 2006, the Company entered into a license agreement.  Pursuant to the terms of the agreement, the Company paid a non-refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter.  The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007.  The annual research fees are accrued by the Company for future payment. Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales.  On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. In February of 2016 this agreement was extended to July 31, 2016.  Under the agreement the Company will provide approximately $534,000 in financial support. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. The Company is currently working with the University of Notre Dame to extend this contract, but no final agreement has been signed as of the date of this report.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of June 30, 2016 and December 31, 2015 the outstanding balance is $65,292. As of June 30, 2016 the Company recorded interest expense and related accrued interest payable of $980.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the six months ended June 30, 2016 and 2015, respectively, the company recorded $250,534 and $223,089 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of June 30, 2016, the subsidiary was not yet established and no work has been performed in Vietnam for the six months ended June 30, 2016. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

(C) Consulting Agreement

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

On June 22, 2015 the Company entered into an agreement with a consultant to provide investor relations services.  The agreement commenced on June 22, 2015 and ended on December 16, 2015.   As consideration for the services performed, the Company agrees to issue a warrant for 15,000,000 shares of common stock $0.001 with a cashless exercise provision and a three year term. On June 22, 2015, the company issued a warrant for 15,000,000 shares of common stock with a fair value of $590,335 (See Note 6(C)).

On November 11, 2015 the Company entered into an agreement with a consultant to provide advisory services. As consideration for the services performed, the Company agreed to pay the consultant $10,000.

On January 23, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on January 23, 2016 and will continue for four months. As consideration for the services performed, the Company agrees to pay $100,000 broken up into $25,000 dollar monthly payments. During the course of that contract additional services were rendered totaling $31,000.  During the six months ended June 30, 2016 the Company paid $131,000.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

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

On June 29, 2016 the Company signed a twelve (12) month lease for new office space in Vietnam. The Company pays an annual rent of $2,329 for office space and reception services.

Rent expense for the six months ended June 30, 2016 and 2015 was $3,843 and $9,441, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of June 30, 2016 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2016 the Company recorded interest expense and related accrued interest payable of $979.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the six months ended June 30, 2016, the Company recorded $143,282 for the warrants issued to related party.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2016 and 2015

On June 6, 2016 the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand.

As of June 30, 2016 and December 31, 2015, there was $241,748 and $148,019, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of June 30, 2016 there was $489,079 of accrued interest- related party and $13,796 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of June 30, 2016, the Company owes $1,243,642 in accrued salary to principal stockholder, $5,490 to the Company’s COO, and $609 to its intern.

As of December 31, 2015, the Company owes $1,094,153 in accrued salary to principal stockholder and $1,748 to the Company’s COO.

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. During the six months ended of June 30, 2015 and 2016, the Company recorded $41,432 and $90,335 as an expense for warrants issued to related party.

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $234,086, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the six months ended June 30, 2016, the Company recorded $101,850 as an expense for warrants issued to related party.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 10, 2016, the date the financial statements were available to be issued.

On July 19, 2016 the Company signed a month to month lease for a production facility in Indiana. The Company pays a monthly rent of $670 for office space light industrial manufacturing space.

On July 26, 2016 the company issued, the Company issued 3-year warrant for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered.

On July 26, 2016 the company issued, the Company issued 3-year warrant for 8,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered.

On July 26, 2016 the Company issued 6,028,939 shares of common stock for $150,000 ($0.025/share).

On August 4, 2016 the Company issued a bonus of $20,000 payable to the COO if he remains employed with the Company through March 31, 2018.

On August 8, 2016 the Company issued 2,181,501 shares of common stock for $100,000 ($0.046/share).

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $180,646 between January 2016 and June 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $35,000 in July 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Three months ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2016 as compared to the three month period ended June 30, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30			Increase
	2016	2015	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	106,808	643,057	(536,249)	(83.39%)
Professional Fees	146,235	58,091	88,145	151.74%
Officer's Salary	107,810	98,816	8,993	9.10%
Research and Development	139,853	143,503	(3,650)	(2.54%)
Total operating expenses	500,706	943,467	(442,761)	(46.93%)
Loss from operations	(500,706)	(943,467)	(442,761)	(46.93%)
Gain on forgiveness of debt	5,704	-	5,704	100%
Gain on disposal of fixed asset	-	(953)	953	100%
Interest expense	(33,062)	(23,834)	(9,228)	38.72%
Net Loss	$(528,064)	(968,254)	(440,190)	(45.46%)

Net Revenues:  During the three months ended June 30, 2016, we realized $0 of revenues from our business. During the three months ended June 30, 2015, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2016 and 2015 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the three months ended June 30, 2016 were $0, as compared to $0 for the three months ended June 30, 2015, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2016, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2015, a change of $0 or 0%.

Research and development expenses:  During the three months ended June 30, 2016 we incurred $139,853 research and development expenses. During the three months ended June 30, 2015 we incurred $143,503 of research and development expenses, a decrease of $3,650 or (2.54%) compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the three months ended June 30, 2016, we incurred $146,235 professional expenses, which increased by $88,144 or 151.74% from $58,091 for the three months ended June 30, 2015. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended June 30. 2016.

Officers Salary:  During the three months ended June 30, 2016, officers’ salary expenses increased to $107,810 or 9.10% from $98,816 for the three months ended June 30, 2015. The increase in officer’s salary expenses was attributable to the hiring of a Chief Operations Officer in late January of 2015.

General and Administrative Expense: General and administrative expenses decreased by $536,249 or 83.39% to $106,808 for the three months ended June 30, 2016 from $643,057 for the three months ended June 30, 2015. Our general and administrative expenses for the three months ended June 30, 2016 consisted of consulting fees of $3,576 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $99,684, Travel of $90 and office salary of $3,458, for a total of $106,808. Our general and administrative expenses for the three months ended June 30, 2015 consisted of consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $635,080, Travel of $1,977 for a total of $643,057. The primary reason for the increase in comparing the three months ended June 30, 2016 to the corresponding period for 2015 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $9,229 to $33,063 for the three month period ended June 30, 2016 from $23,834 for the three month period ended June 30, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $440,189, or 45.46%, to a net loss of $528,065 for the three month period ended June 30, 2016 from a net loss of $968,254 for the three month period ended June 30, 2015. This increase in net loss was driven primarily by increases in research and development and professional fees.

Six months ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2016 as compared to the six month period ended June 30, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30			Increase
	2016	2015	Change	(Decrease)
NET REVENUES	$-	$-	-
OPERATING EXPENSES:
General and Administrative	224,675	799,527	(574,852)	(71.89%)
Professional Fees	290,248	139,421	150,827	108.18%
Officer's Salary	213,189	185,392	27,797	14.99%
Research and Development	250,534	223,089	27,445	12.30%
Total operating expenses	978,646	1,347,431	(368,785)	(27.37%)
Loss from operations	(978,646)	(1,347,431)	(368,785)	(27.37%)
Gain on forgiveness of debt	5,704	9,679	(3,975)	(41.07%)
Loss on disposal of fixed asset	-	(953)	(953)	100%
Interest expense	(64,103)	(45,726)	(18,377)	40.19%
Net Loss	$(1,037,045)	(1,384,429)	347,384	( 25.09%)

Net Revenues:  During the three months ended June 30, 2016, we realized $0 of revenues from our business. During the six months ended June 30, 2015, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2016 and 2015 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the six months ended June 30, 2016 were $0, as compared to $0 for the six months ended June 30, 2015, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2016, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2015, a change of $0 or 0%.

Research and development expenses:  During the six months ended June 30, 2016 we incurred $250,534 research and development expenses. During the six months ended June 30, 2015 we incurred $223,089 of research and development expenses, an increase of $27,445 or 12.30% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the six months ended June 30, 2016, we incurred $290,248 professional expenses, which increased by $150,827 or 108.18% from $139,421 for the six months ended June 30, 2015. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the six months ended June 30. 2016.

Officers Salary:  During the six months ended June 30, 2016, officers’ salary expenses increased to $213,189 or 14.99% from $185,392 for the six months ended June 30, 2015. The increase in officer’s salary expenses was attributable to the hiring of a Chief Operations Officer in late January of 2015.

General and Administrative Expense: General and administrative expenses decreased by $574,852 or 71.89% to $224,675 for the six months ended June 30, 2016 from $799,529 for the six months ended June 30, 2015. Our general and administrative expenses for the six months ended June 30, 2016 consisted of consulting fees of $6,576 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $214,472, Travel of $169, office salary of $3,458 for a total of $224,675. Our general and administrative expenses for the six months ended June 30, 2015 consisted of salaries and benefits of $3,570, consulting fees of $12,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $767,764, and travel of $16,195 for a total of $799,529. The primary reason for the decrease in comparing the six months ended June 30, 2016 to the corresponding period for 2015 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $18,377 to $64,103 for the six month period ended June 30, 2016 from $45,726 for the six month period ended June 30, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $347,384, or 25.09%, to a net loss of $1,037,045 for the six month period ended June 30, 2016 from a net loss of $1,384,429 for the six month period ended June 30, 2015. This increase in net loss was driven primarily by increases in research and development and professional fees.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,037,045 during the six months ended June 30, 2016, and losses are expected to continue in the near term. The accumulated deficit is $21,349,181 at June 30, 2016. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2016, we had $106,912 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2016 as compared to December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Cash	$106,912	$238,188
Prepaid Expenses	$2,398	$645
Total current assets	$109,310	$238,833
Total assets	$167,043	$304,937
Total current liabilities	$2,532,446	$2,201,873
Total liabilities	$2,532,446	$2,201,873

 At June 30, 2016, we had a working capital deficit of $2,423,136, compared to a working capital deficit of $1,963,040 at December 31, 2015. Current liabilities increased to $2,532,446 at June 30, 2016 from $2,201,873 at December 31, 2015, primarily as a result of accounts payable and accrued compensation.

For the six months ended June 30, 2016, net cash used in operations of $606,276 was the result of a net loss of $1,037,045 offset by depreciation expense of $8,371, gain on forgiveness of debt of $5,704, warrants issued to related parties of $143,282, increase in prepaid expenses of $1,753, an increase of accrued expenses and other payables-related party of $261,780 and an increase in accounts payable of $24,791. For the six months ended June 30, 2015, net cash used in operations of $502,930 was the result of a net loss of $1,384,429 offset by depreciation expense of $6,931, gain on forgiveness of debt of $9,679, loss on disposal of fixed assets of $953, warrants issued to related parties of $79,789, warrants issued to consultants of $590,335 an increase of accrued expenses and other payables-related party of $178,699 and an increase in accounts payable of $34,471.

Our investing activities were $0 and $39,278 for the six months ended June 30, 2016 and June 30, 2015, respectively. Our investing activities for the six months ended June 30, 2016 and 2015 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $475,000 for the six months ended June 30, 2016, which is represented by $425,000 proceeds from issuance of common stock and $50,000 proceeds from shareholder note payable. Our financing activities resulted in cash inflow of $150,000 for the six months ended June 30, 2015, which is represented by $150,000 proceeds from issuance of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On February 16, 2016 the Company issued 5,630,631 shares of common stock for $100,000 ($0.018/share).

On March 29, 2016 the Company issued 5,411,255 shares of common stock for $100,000 ($0.018/share).

On April 25, 2016 the Company issued 5,952,381 share of common stock for $100,000 ($0.017/share).

On June 28, 2016 the Company issued 7,812,500 share of common stock for $125,000 ($0.016/share).

On July 26, 2016 the Company issued 6,028,939 share of common stock for $150,000 ($0.025/share).

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 12, 2016	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)