Form 10-Q
period 2016-09-30
Kraig Biocraft Laboratories, Inc
filed 2016-11-14
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, there were 772,131,261 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Condensed Balance Sheets
(Unaudited)

ASSETS
	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Current Assets
Cash	335,909	238,188
Prepaid expenses	1,861	645
Accounts Receivable	18,673	-
Total Current Assets	356,433	238,833

Property and Equipment, net	55,953	66,104

Total Assets	412,396	304,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	519,579	469,833
Note Payable - related party	50,000	-
Royalty agreement payable – Related Party	65,292	65,292
Accounts payable and accrued expenses – related party	2,042,642	1,666,748
Total Current Liabilities	2,677,513	2,201,873

Total Liabilities	2,677,513	2,201,873

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
767,952,594 and 708,068,385 shares issued and outstanding, respectively	12,749,211	10,801,942
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,219,520	2,373,458
Accumulated Deficit	(22,473,648)	(20,312,136)

Total Stockholders' Deficit	(2,265,117)	(1,896,936)

Total Liabilities and Stockholders' Deficit	412,396	304,937

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations (Unaudited)
for the three and nine month periods ended September 30, 2016 and 2015

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$18,673	-	$18,673	-

Operating Expenses
General and Administrative	821,651	54,990	1,046,324	854,517
Professional Fees	29,060	82,431	319,309	221,851
Officer's Salary	127,809	94,735	340,999	280,127
Research and Development	129,282	90,650	379,815	313,739
Total Operating Expenses	1,107,802	322,806	2,086,447	1,670,235

Loss from Operations	(1,089,129)	(322,806)	(2,067,774)	(1,670,235)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	5,704	9,679
Loss on disposal of fixed asset	-	-	-	(953)
Interest expense	(35,339)	(25,709)	(99,442)	(71,435)
Total Other Income/(Expenses)	(35,339)	(25,709)	(93,738)	(62,709)

Net (Loss) before Provision for Income Taxes	(1,124,468)	(348,515)	(2,161,512)	(1,732,944)

Provision for Income Taxes	-	-	-	-

Net Loss	$(1,124,468)	$(348,515)	$(2,161,512)	$(1,732,944)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	762,420,118	683,999,140	734,960,525	680,911,696

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Stockholders’ Deficit
For the nine months ended September 30, 2016

							Common Stock -Class A
	Preferred Stock -Series A		Common Stock -				To be issued
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Accumulated Deficit	Total

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.01/share)	-	-	37,459,609	875,000	-	-	-	-	-	-	875,000

Grant 6,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	153,619	-	153,619

Grant 18,000,000 Warrants for services to Related Party	-	-	-	-	-	-	-	-	702,156	-	702,156

Warrants issued for services - related party	-	-	-	-	-	-	-	-	62,261	-	62,261

Exercise of 23,500,000 warrants in exchange for stock	-	-	22,412,600	1,071,973	-	-	-	-	(1,071,973)	-	-

Settlement of accounts payable with stock issuance ($0.03/share	-	-	12,000	296	-	-	-	-	-	-	296

Net loss for the three months ended September 30, 2016	-	-	-	-	-	-	-	-	-	(2,161,512)	(2,161,512)

Balance, September 30, 2016	2	$5,217,800	767,952,594	$12,749,211	-	$-	1,122,311	$22,000	$2,219,520	$(22,473,648)	$(2,265,117)

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows (Unaudited)
for the nine month periods ended September 30, 2016 and 2015

	For the nine months ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(2,161,512)	$(1,732,944)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	12,639	11,175
(Gain) Loss on forgiveness of debt	5,704	(9,679)
Loss on disposal of fixed asset	-	953
Warrants issued to consultants	702,156	590,335
Warrants issued to related party	215,880	100,618
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(1,216)	750
(Increase) in accounts receivables, net	(18,673)	-
Increase in accrued expenses and other payables - related party	375,893	282,743
(Increase) in accounts payable	44,338	70,950
Net Cash Used In Operating Activities	(824,791)	(685,099)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(2,488)	(39,285)
Net Cash Used In Investing Activities	(2,488)	(39,285)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	50,000	-
Proceeds from issuance of common stock	875,000	450,000
Net Cash Provided by Financing Activities	925,000	450,000

Net Increase (Decrease) in Cash	97,721	(274,384)

Cash at Beginning of Period	238,188	495,036

Cash at End of Period	$335,909	$220,652

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$1,071,973	$238,342
Settlement of accounts payable with stock issuance	$296	$321

See accompanying notes which are an integral part of these unaudited condensed financial statements.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of September 30, 2016 or December 31, 2015.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  During the nine month periods ended  September 30, 2016 and 2015, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share during the nine months ended September 30, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2016	September 30, 2015

Stock Warrants (Exercise price - $0.001/share)	34,500,000	34,000,000
Convertible Preferred Stock	2	2
Total	34,500,002	345,000,002

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2016 and December 31, 2015 there were no amounts that had been accrued in respect to uncertain tax positions.

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
As of September 30, 2016 and 2015

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

There were no impairment losses recorded during the nine months ended September 30, 2016 and 2015.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2016 and December 31, 2015.

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

	September 30, 2016	December 31, 2015
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

(N) Revenue Recognition

The Company’s revenues are generated primarily from contracts with the U.S. Government. The Company performs work under the cost-plus-fixed-fee contract.

Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. Government on the basis of partial performance equal to costs incurred plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.  Invoicing for costs and applicable fees are reported to the U.S. Government on a monthly basis and invoices are typically paid within 30 days.

For the three and nine months ended September 30, 2016, the Company recognized $18,673 in revenue from the Government contract.

(O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2016 and December 31, 2015, the Company had approximately $85,909 and $0, respectively in excess of FDIC insurance limits.

At September 30, 2016 and December 31, 2015, the Company had a concentration of accounts receivable of:

Customer	September 30, 2016	December 31, 2015
Customer A	100%	0%

For the three months ended September 30, 2016 and September 30, 2015, the Company had a concentration of sales of:

Customer	September 30, 2016	September 30, 2015
Customer A	100%	0%

For the nine months ended September 30, 2016 and September 30, 2015, the Company had a concentration of sales of:

Customer	September 30, 2016	September 30, 2015
Customer A	100%	0%

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $2,321,080 and stockholders’ deficiency of $2,265,117 and used $824,791 of cash in operations for the nine months ended September 30, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2016 and December 31, 2015, property and equipment, net, is as follows:

	As of September 30, 2016 (Unaudited)	As of December 31, 2015
Automobile	$41,805	$41,805
Laboratory Equipment	39,311	36,822
Office Equipment	6,466	6,466
Less: Accumulated Depreciation	(31,629)	(18,989)
Total Property and Equipment, net	$55,953	$66,104

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $12,639 and $11,175 respectively.

Depreciation expense for the three months ended September 30, 2016 and 2015 was $4,268 and $4,244 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On September 6, 2016 the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $475 as of September 30, 2016.

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

On April 25, 2016 the Company issued 5,952,381 share of common stock for $100,000 ($0.017/share).

On June 28, 2016 the Company issued 7,812,500 share of common stock for $125,000 ($0.016/share).

On July 26, 2016 the Company issued 6,028,939 shares of common stock for $150,000 ($0.025/share).
On August 8, 2016 the Company issued 2,181,501 shares of common stock for $100,000 ($0.046/share).

On August 18, 2016 the Company issued 1,838,235 shares of common stock for $100,000 ($0.054/share).

On September 9, 2016 the Company issued 2,604,167 shares of common stock for $100,000 ($0.038/share).

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
As of September 30, 2016 and 2015

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

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. During the nine months ended September 30, 2016 and 2015, the Company recorded $62,261 and $28,300 as an expense for warrants issued to related party.
Grant Date
Expected dividends	0%
Expected volatility	77.49%
Expected term	4 years
Risk free interest rate	1.24%
Expected forfeitures	0%

On June 22, 2015, the Company issued 3-year warrant for 15,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $590,335, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable on December 28, 2015, and for a period expiring on September 22, 2018.
Grant Date
Expected dividends	0%
Expected volatility	78.85%
Expected term	3 years
Risk free interest rate	1.06%
Expected forfeitures	0%

On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants.

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $234,086, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the nine months ended September 30, 2016, the Company recorded $153,619 as an expense for warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	82.95%
Expected term	4 years
Risk free interest rate	1.31%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

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

 On July 26, 2016 the company issued, the Company issued 4-year warrant for 10,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered. The warrants had a fair value of $390,087, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will be exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the nine months ended September 30, 2016, the Company recorded $390,087 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	87.52%
Expected term	4 years
Risk free interest rate	0.87%
Expected forfeitures	0%

On July 26, 2016 the company issued, the Company issued 4-year warrant for 8,000,000 shares to a consultant, with an exercise price of $0.001 per share. The warrants were granted for services rendered. The warrants had a fair value of $312,069, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will be exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the nine months ended September 30, 2016, the Company recorded $312,069 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	87.52%
Expected term	4 years
Risk free interest rate	0.87%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000
Exercised	(4,200,000)
Cancelled/Forfeited	-
Balance, December 31, 2015	34,000,000	$0.001	1.7
Granted	24,000,000
Exercised	(23,500,000)
Cancelled/Forfeited	-
Balance, September 30, 2016	34,500,000	$0.001	4.1

Intrinsic Value	$1,475,100

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

For the nine months ended September 30, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	34,500,000	4.1	$1,475,100

For the year ended December 31, 2015, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	A ggregate Intrinsic Value

$0.001	34,000,000	1.7	$842,000

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
As of September 30, 2016 and 2015

 The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $7,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the nine months ended September 30, 2016, the Company recorded $153,618 for the warrants issued to related party.

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

(B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of September 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from September 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of September 30, 2016 and December 31, 2015 the outstanding balance is $65,292. As of September 30, 2016 the Company recorded interest expense and related accrued interest payable of $1,470.

On June 6, 2012 the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement the Company will be required to pay approximately $534,000 for research and development over the two year period. For the nine months ended September 30, 2016 and 2015, respectively, the company recorded $379,815 and $313,739 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of September 30, 2016, the subsidiary was not yet established and no work has been performed in Vietnam for the nine months ended September 30, 2016. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

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

On October 15, 2013 the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement the scientific researcher will transfer to the Company his rights to intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher will receive 8,000,000 warrants of the Company’s stock, exercisable 24 months from the date of the agreement.  The researcher will also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement the researcher will receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the consultant performs the contract in good faith the consultant will be entitled to an additional 8,000 warrants.  The warrants described in this note all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.  On July 26, 2016 the Company issued a warrant for 10,000,000 to the researcher in accordance with this agreement for the development of a new recombinant silk fiber.  On July 26, 2016 the Company issued a warrant for 8,000,000 to the researcher upon reaching the 24 month of this agreement.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

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

On January 23, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on January 23, 2016 and will continue for four months. As consideration for the services performed, the Company agrees to pay $100,000 broken up into $25,000 dollar monthly payments. During the course of that contract additional services were rendered totaling $31,000.  During the nine months ended September 30, 2016 the Company paid $131,000.

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

 Rent expense for the nine months ended September 30, 2016 and 2015 was $6,381 and $10,979, respectively.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with an officer.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of September 30, 2016 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2016 the Company recorded interest expense and related accrued interest payable of $1,470.

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed and employment agreement with its COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the nine months ended September 30, 2016, the Company recorded $215,653 for the warrants issued to related party.

On August 4, 2016 the Company issued a bonus of $20,000 payable to the COO if he remains employed with the Company through March 31, 2018.

On June 6, 2016 the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand.

As of September 30, 2016 and December 31, 2015, there was $241,748 and $148,019, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

As of September 30, 2016 there was $523,552 of accrued interest- related party and $14,662 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of September 30, 2016, the Company owes $1,317,560 in accrued salary to principal stockholder, $24,762 to the Company’s COO, and $294 to its intern.

As of December 31, 2015, the Company owes $1,094,153 in accrued salary to principal stockholder and $1,748 to the Company’s COO.

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. During the nine months ended of September 30, 2016 and 2015, the Company recorded $62,034 and $28,300 as an expense for warrants issued to related party.

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $234,086, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the nine months ended September 30, 2016, the Company recorded $153,619 as an expense for warrants issued to related party.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2016 and 2015

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2016, the date the financial statements were available to be issued.

On October 2, 2016 the Company issued a warrant for 2,300,000 share of common stock to a consultant for services rendered.

 On October 21, 2016 the Company issued 4,166,667 shares of common stock for $150,000 ($0.036/per share) cash recieved.

On November 7, 2016 the Company issued 12,000 shares of common stock to a consultant for services rendered.

On November 7, 2016 the Compnay issued 1,496,703 share of common stock to a consultant for services rendered.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $379,815 between January 2016 and September 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $105,000 between October 2016 and December 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

Three months ended September 30, 2016 compared to the Three months ended September 30, 2015

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2016 as compared to the three month period ended September 30, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended September 30			% Change
	2016	2015	Change	Increase(Decrease)
NET REVENUES	$18,673	$-	18,673	100%
OPERATING EXPENSES:
General and Administrative	821,651	54,990	766,661	1394.18%
Professional Fees	29,060	82,431	(53,371)	(64.754%)
Officer's Salary	127,809	94,735	33,074	34.91%
Research and Development	129,282	90,650	38,632	42.62%
Total operating expenses	1,107,802	322,806	784,996	243.18%
Loss from operations	(1,089,129)	(322,806)	(766,323)	(243.18)%
Interest expense	(35,339)	(25,709)	(9,630)	37.46%
Net Loss	$(1,124,468)	(348,515)	(775,953)	222.65%

Net Revenues:  During the three months ended September 30, 2016, we realized $18,673 of revenues from our business. During the three months ended September 30, 2015, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2016 and 2015 was $18,673 or 100%.

Cost of Revenues:  Costs of revenues for the three months ended September 30, 2016 were $0, as compared to $0 for the three months ended September 30, 2015, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2016, we realized a gross profit of $18,673, as compared to $0 for the three months ended September 30, 2015, a change of $18,673 or 100%.

Research and development expenses:  During the three months ended September 30, 2016 we incurred $129,282 research and development expenses. During the three months ended September 30, 2015 we incurred $90,650 of research and development expenses, a decrease of $38,632 or 42.62% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the three months ended September 30, 2016, we incurred $29,060 professional expenses, which decreased by $53,371 or (64.75%) from $82,431 for the three months ended September 30, 2015. The decrease in professional fees expense was attributable to decreased expenses related to intellectual property protection of the research and development activities during the three months ended September 30. 2016.

Officers Salary:  During the three months ended September 30, 2016, officers’ salary expenses increased to $127,809 or 34.91% from $94,735 for the three months ended September 30, 2015. The increase in officer’s salary expenses was attributable to the hiring of a Chief Operations Officer in late January of 2015.

General and Administrative Expense: General and administrative expenses increased by $766,661 or 1394.18% to $821,651 for the three months ended September 30, 2016 from $54,990 for the three months ended September 30, 2015. Our general and administrative expenses for the three months ended September 30, 2016 consisted of consulting fees of $10,079 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $807,865, Travel of $1,207 and office salary of $2,500, for a total of $821,651. Our general and administrative expenses for the three months ended September 30, 2015 consisted of consulting fees of $6,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, and General Office) of $48,661, Travel of $329 for a total of $54,990. The primary reason for the increase in comparing the three months ended September 30, 2016 to the corresponding period for 2015 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $9,630 to $35,339 for the three month period ended September 30, 2016 from $25,709 for the three month period ended September 30, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $775,953, or 222.65%, to a net loss of $1,124,468 for the three month period ended September 30, 2016 from a net loss of $348,515 for the three month period ended September 30, 2015. This increase in net loss was driven primarily by increases in research and development and professional fees.

Nine months ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30			% Change
	2016	2015	Change	Increase (Decrease)
NET REVENUES	$18,673	$-	18,673	100%
OPERATING EXPENSES:
General and Administrative	1,046,324	854,517	191,807	22.45%
Professional Fees	319,309	221,852	97,457	43.93%
Officer's Salary	340,999	280,127	60,872	21.73%
Research and Development	379,815	313,739	66,076	21.06%
Total operating expenses	2,086,447	1,670,235	416,212	24.92%
Loss from operations	(2,067,774)	(1,670,235)	(397,539)	(23.87%)
Gain on forgiveness of debt	5,704	9,679	(3,975)	(41.07%)
Loss on disposal of fixed asset	-	(953)	(953)	100%
Interest expense	(99,442)	(71,435)	(28,007)	39.21%
Net Loss	$(2,161,512)	(1,732,944)	(428,568)	24.73%

Net Revenues:  During the nine months ended September 30, 2016, we realized $18,673 of revenues from our business. During the nine months ended September 30, 2015, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2016 and 2015 was $18,673 or 100%.

Cost of Revenues:  Costs of revenues for the nine months ended September 30, 2016 were $0, as compared to $0 for the nine months ended September 30, 2015, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2016, we realized a gross profit of $18,673, as compared to $0 for the nine months ended September 30, 2015, a change of $18,673 or 100%.

Research and development expenses:  During the nine months ended September 30, 2016 we incurred $379,815 research and development expenses. During the nine months ended September 30, 2015 we incurred $313,739 of research and development expenses, an increase of $66,076 or 21.06% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the nine months ended September 30, 2016, we incurred $319,309 professional expenses, which increased by $97,457 or 43.93% from $221,852 for the nine months ended September 30, 2015. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the nine months ended September 30. 2016.

Officers Salary:  During the nine months ended September 30, 2016, officers’ salary expenses increased to $340,999 or 21.73% from $280,127 for the nine months ended September 30, 2015. The increase in officer’s salary expenses was attributable to the hiring of a Chief Operations Officer in late January of 2015.

General and Administrative Expense: General and administrative expenses increased by $191,807 or 22.45% to $1,046,324 for the nine months ended September 30, 2016 from $854,517 for the nine months ended September 30, 2015. Our general and administrative expenses for the nine months ended September 30, 2016 consisted of consulting fees of $16,655 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,022,333, Travel of $1,377, office salary of $5,959 for a total of $1,046,324. Our general and administrative expenses for the nine months ended September 30, 2015 consisted of salaries and benefits of $3,570, consulting fees of $18,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $816,423, and travel of $16,524 for a total of $854,517. The primary reason for the decrease in comparing the nine months ended September 30, 2016 to the corresponding period for 2015 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $28,007 to $99,442 for the nine month period ended September 30, 2016 from $71,435 for the nine month period ended September 30, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $428,568, or 24.739%, to a net loss of $2,161,512 for the nine month period ended September 30, 2016 from a net loss of $1,732,944 for the nine month period ended September 30, 2015. This increase in net loss was driven primarily by increases in research and development, warrant compensation and professional fees.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,161,512 during the nine months ended September 30, 2016, and losses are expected to continue in the near term. The accumulated deficit is $22,473,648 at September 30, 2016. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2016, we had $335,909 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2016 as compared to December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Cash	$335,909	$238,188
Accounts receivable	$18,673	$-
Prepaid Expenses	$1,861	$645
Total current assets	$356,443	$238,833
Total assets	$412,396	$304,937
Total current liabilities	$2,677,513	$2,201,873
Total liabilities	$2,677,513	$2,201,873

 At September 30, 2016, we had a working capital deficit of $2,321,080, compared to a working capital deficit of $1,963,040 at December 31, 2015. Current liabilities increased to $2,677,513 at September 30, 2016 from $2,201,873 at December 31, 2015, primarily as a result of accounts payable and accrued compensation.

For the nine months ended September 30, 2016, net cash used in operations of $824,791 was the result of a net loss of $2,161,512 offset by depreciation expense of $12,639, loss on forgiveness of debt of $5,704, warrants issued to related parties of $215,880, increase in prepaid expenses of $1,216, an increase of accrued expenses and other payables-related party of $375,893 and an increase in accounts payable of $44,338. For the nine months ended September 30, 2015, net cash used in operations of $685,099 was the result of a net loss of $1,732,944 offset by depreciation expense of $11,175, gain on forgiveness of debt of $9,679, loss on disposal of fixed assets of $953, warrants issued to related parties of $100,618, warrants issued to consultants of $590,335, deccrease in prepaid expenses of $750, an increase of accrued expenses and other payables-related party of $282,743 and an increase in accounts payable of $70,950.

Our investing activities were $2,488 and $39,285 for the nine months ended September 30, 2016 and September 30, 2015, respectively. Our investing activities for the nine months ended September 30, 2016 and 2015 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $925,000 for the nine months ended September 30, 2016, which is represented by $875,000 proceeds from issuance of common stock and $50,000 proceeds from shareholder note payable. Our financing activities resulted in cash inflow of $450,000 for the nine months ended September 30, 2015, which is represented by $450,000 proceeds from issuance of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On July 26, 2016 the Company issued 6,028,939 share of common stock for $150,000 ($0.025/share).

 On August 8, 2016 the Company issued 2,181,501 shares of common stock for $100,000 ($0.046/share)

On August 18, 2016 the Company issued 1,838,235 shares of common stock for $100,000 ($0.054/share)

On September 6, 2016 the company issued 2,604,167 shares of common stock for $100,000 ($0.038/share)

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 14, 2016	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)