Form 10-K
period 2016-12-31
Kraig Biocraft Laboratories, Inc
filed 2017-03-22
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016 was approximately $9,850,489. The aggregate market value was computed by reference to the last sale price ($0.02 price per share) of such common equity as of that date.

As of March 22, 2017, the registrant had 780,962,857 shares of common stock issued and outstanding.

INTRODUCTORY NOTE

“Kraig”, “Kraig Biocraft” “KBLB”, “the Company”, “we”, “us” and “our” refer to Kraig Biocraft Laboratories, Inc., a Wyoming corporation, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even ifnew information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

Following the first collative research agreement, the Company entered into successive collaborative research agreements to provide different levels of financial support.  The trend has been for an increase in financial support for the research and development in nearly every successive agreement.  In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support. On September 20, 2015, this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016, this agreement was extended to December 31, 2016.

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

As of December 31, 2016, 41,626,276 shares of common stock were issued pursuant to the Letter Agreement.

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

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2016, the subsidiary was not yet established and no work has been performed in Vietnam for the year ended December 31, 2016. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review.

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

The global market for technical textiles has been estimated at greater than $133 billion.(1)

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

 (1)   https://globenewswire.com/news-release/2015/08/04/757406/10144484/en/Global-Technical-Textiles-Market-to-Reach-US-160-38-Billion-owing-to-Innovative-Product-Development-Transparency-Market-Research.html

The Product

Certain fibers produced in nature possess unique mechanical properties in terms of strength, resilience and flexibility.

Comparison of the Properties of Spider Silk and Steel

	Material Toughness (1)	Tensile Strength (2)	Weight (3)
Dragline spider silk	120,000-160,000	1,100-2,900	1.18-1.36

Steel	2,000-6,000	300-2,000	7.84

1	Measured by the energy required to break a continuous filament, expressed in joules per kilogram (J/kg). A .357 caliber bullet has approximately 925 joules of kinetic energy at impact.

2	Tensile strength refers to the greatest longitudinal stress the fiber can bear, measured by force over area in units of newtons per square meter. The measurement here is in millions of pascals.

3	In grams per cubic centimeter of material.

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB. There are 780,962,857 shares of common stock issued and outstanding as of March 22, 2017. Kim Thompson, our founder and CEO, owns approximately 29.96% of the issued and outstanding common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 22, 2017, all of which Kim Thompson owns.

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

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007. That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production. On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories. In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”).  On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with University of Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”).  Under the 2015 Notre Dame Research agreement the Company will provide approximately $534,000 in financial support.  On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016. In August 2016 this agreement was extended to December 31, 2016. For the year ended December 31, 2016 and 2015, respectively, the Company paid $397,136 and $432,008 in research and development fees.

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

During the fiscal years ended December 31, 2016 and 2015, we have spent approximately 7,500 hours and 7,000 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame.

Employees

As of the date of this filing, we have five (5) employees including Kim Thompson, our sole officer and director and Jonathan R. Rice, our Chief Operating Officer.  We plan to hire more persons on as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY.

Starting in September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,112 for conference facilities, mail, fax, and reception services located at our principal place of business.

Starting in February of 2015, we rent additional office space in East Lansing, Michigan and currently pay a monthly rent of $432 for office space, conference facilities, mail, fax, and reception services.

Starting in July of 2016, we rent factory space in South Bend, Indiana with a monthly rent of $670.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB system under the symbol “KBLB.”  Our CUSIP number is 50075W. On March 21, 2017, the closing bid price of our Common Stock was $0.063 per share.

The following table sets forth the high and low trade information for our  common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low Price	High Price
Fourth Quarter 2016	$0.04	$0.056
Third Quarter 2016	$0.019	$0.095
Second Quarter 2016	$0.014	$0.025
First Quarter 2016	$0.022	$0.027

Fourth Quarter 2015	$0.02	$0.04
Third Quarter 2015	$0.02	$0.04
Second Quarter 2015	$0.03	$0.06
First Quarter 2015	$0.02	$0.04

Holders

As of March 22, 2017 in accordance with our transfer agent records, we had 30 record holders of our Class A common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On April 7, 2016, the Company issued 958,506 shares in connection with the cashless exercise of the 1,000,000 warrants

On May 5, 2016, the Company issued 7,627,907 shares in connection with the cashless exercise of the 8,000,000 warrants.

On June 23, 2016, the Company issued 12,867,681 shares in connection with the cashless exercise of the 13,500,000 warrants.

On November 7, 2016, the Company issued 1,496,703 shares in connection with the cashless exercise of the 1,500,000 warrants.

On November 7, 2016, the Company issued 12,000 shares with a fair value of $512 ($0.0427/share) to a consultant as consideration for consulting fees owed from April 1, 2016 through October 31, 2016 of $6,000. The issuance of shares resulted in gain on settlement of accounts payable of $5.

On January 25, 2017, the Company issued 750,000 shares of common stock to a consultant for services rendered.

On February 6, 2017 the Company issued a warrant for 750,000 share of common stock to a consultant for services rendered.

Repurchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties contained in this report and the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $397,136 between January 2016 and December 2016 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $35,000 per month between January 2017 and March 2017 on collaborative research and development of high strength polymers at the University of Notre Dame.  With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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
●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we created in 2016.

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

Results of Operations for the Years ended December 31, 2016 and 2015.

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2016 as compared to the year ended December 31, 2015, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years ended December 31,			% Change
	2016	2015	Change	Increase (Decrease)
NET REVENUES	$31,858	$-	$31,858	100%
OPERATING EXPENSES:
General and Administrative	$1,736,918	$920,919	$815,999	88.61%
Professional Fees	$396,125	$260,716	$135,409	51.94%
Officer's Salary	$447,283	$440,896	$6,387	1.45%
Research and Development	$397,136	$432,008	$(34,872)	(8.07%)
Total operating expenses	$2,977,462	$2,054,539	$922,923	44.92%
Loss from operations	$(2,945,604)	$(2,054,539)	$(891,065)	(43.37%)
Gain on forgiveness of debt	$11,191	$23,245	$(12,054)	(51.86)
Loss on disposal of fixed asset	-	$(953)	$(953)	(100%)
Interest expense	$(139,430)	$(101,546)	$37,884	37.31%
Net Loss	$(3,073,843)	$(2,133,793)	$940,050	44.06%

Net Revenues:  During the year ended December 31, 2016, we realized $31,858 of revenues from our business. During the year ended December 31, 2015, we realized $0 of revenues from our business. The change in revenues between the years ended December 31, 2016 and 2015 was $31,858 or 100%.  This increase was related to our first contract with the US Defense Department.

Research and development expenses:  During year ended December 31, 2016 we incurred $397,136 research and development expenses. During year ended December 31, 2015 we incurred $432,008 of research and development expenses, a decrease of $34,872 or 8.07% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During year ended December 31 2016, we incurred $396,125 professional expenses, which increased by $135,409 or 51.94% from $260,716 for year ended December 31, 2015. The increase in professional fees expense was attributable to increased expenses related to investor relations services during year ended December 31, 2016.

Officers Salary:  During year ended December 31, 2016, officers’ salary expenses increased to $447,283 or 1.45% from $440,896 for year ended December 31, 2015.

General and Administrative Expense: General and administrative expenses increased by $815,999 or 88.61% to $1,736,918 for year ended December 31, 2016 from $920,919 for year ended December 31, 2015. Our general and administrative expenses for year ended December 31, 2016 consisted of consulting fees of $23,457 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,685,825, Travel of $16,548, office salary of $11,088 for a total of $1,736,918. Our general and administrative expenses for year ended December 31, 2015 consisted of salaries and benefits of $3,570, consulting fees of $34,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $866,825, and travel of $16,524 for a total of $920,919. The primary reason for the increase in comparing year ended December 31, 2016 to the corresponding period for 2015 was mainly due to general business expenses and warrants issuances for services.

Interest Expense:  Interest expense increased by $37,884 to $139,430 for the year ended December 31, 2016 from $101,546 for the year ended December 31, 2015. The increase was primarily due to interest on the loans.

Net Loss:  Net loss increased by $940,050, or 44.06%, to a net loss of $3,073,843 for the year ended December 31, 2016 from a net loss of $2,133,793 for the year ended December 31, 2015. This increase in net loss was driven primarily by increases in research and development, warrant compensation and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,073,843 during the year ended December 31, 2016, and losses are expected to continue in the near term. The accumulated deficit is $23,385,979 at December 31, 2016. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2016, we had $298,859 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2016 as compared to December 31, 2015, were as follows:

	December 31, 2016	December 31, 2015
Cash	$298,859	$238,188
Accounts receivable	$31,858	$-
Prepaid Expenses	$1,324	$645
Total current assets	$332,041	$238,833
Total assets	$383,659	$304,937
Total current liabilities	$2,744,472	$2,201,873
Total liabilities	$2,744,472	$2,201,873

 At December 31, 2016, we had a working capital deficit of $2,412,431, compared to a working capital deficit of $1,963,040 at December 31, 2015. Current liabilities increased to $2,744,472 at December 31, 2016 from $2,201,873 at December 31, 2015, primarily as a result of accounts payable and accrued compensation.

For the year ended December 31, 2016, net cash used in operations of $1,011,841 was the result of a net loss of $3,073,843 offset by depreciation expense of $16,974, gain on forgiveness of debt of $11,191, warrants issued to related parties of $193,654, increase in prepaid expenses of $679, an increase of accrued expenses and other payables-related party of $498,640 and a decrease in accounts payable of $16,425. For the year ended December 31, 2015, net cash used in operations of $967,563 was the result of a net loss of $2,133,793 offset by depreciation expense of $15,419, gain on forgiveness of debt of $23,245, loss on disposal of fixed assets of $953, warrants issued to related parties of $121,448, warrants issued to consultants of $590,335, decrease in prepaid expenses of $355 an increase of accrued expenses and other payables-related party of $489,719 and a decrease in accounts payable of $28,753.

Net cash used in our investing activities were $2,488 and $39,285 for the year ended December 31, 2016 and December 31, 2015, respectively. Our investing activities for the years ended December 31, 2016 and 2015 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,075,000 for the years ended December 31, 2016, which is represented by $1,025,000 proceeds from issuance of common stock and $50,000 proceeds from shareholder note payable. Our financing activities resulted in cash inflow of $750,000 for the year ended December 31, 2015, which is represented by $750,000 proceeds from issuance of common stock.

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

Recent Accounting Pronouncements

 In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.

CONTENTS

PAGE	17	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	18	BALANCE SHEETS AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015.

PAGE	19	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015.

PAGE	20	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015.

PAGES	21	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2014 TO DECEMBER 31, 2016.

PAGES	22	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kraig Biocraft Laboratories, Inc.

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc. as of December 31, 2016, and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Kraig Biocraft Laboratories, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kraig Biocraft Laboratories, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

March 22, 2017

Kraig Biocraft Laboratories, Inc.
Balance Sheets

ASSETS

	December 31, 2016	December 31, 2015
Current Assets
Cash	$298,859	$238,188
Accounts receivable, net	31,858	-
Prepaid expenses	1,324	645
Total Current Assets	332,041	238,833

Property and Equipment, net	51,618	66,104

Total Assets	$383,659	$304,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$513,562	$469,833
Note payable - related party	50,000	-
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,115,618	1,666,748
Total Current Liabilities	2,744,472	2,201,873

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
773,627,964 and 708,068,385 shares issued and outstanding, respectively	12,958,757	10,801,942
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 5,778,633 and 1,122,311 shares, respectively	279,754	22,000
Additional paid-in capital	2,568,855	2,373,458
Accumulated Deficit	(23,385,979)	(20,312,136)

Total Stockholders' Deficit	(2,360,813)	(1,896,936)

Total Liabilities and Stockholders' Deficit	$383,659	$304,937

Kraig Biocraft Laboratories, Inc.
Statements of Operations

	For the Years Ended
	December 31, 2016	December 31, 2015
Revenue	$31,858	$-

Operating Expenses
General and Administrative	1,736,918	920,919
Professional Fees	396,125	260,716
Officer's Salary	447,283	440,896
Research and Development	397,136	432,008
Total Operating Expenses	2,977,462	2,054,539

Loss from Operations	(2,945,604)	(2,054,539)

Other Income/(Expenses)
Gain on forgiveness of debt	11,191	23,245
Loss on disposal of fixed asset	-	(953)
Interest expense	(139,430)	(101,546)
Total Other Income/(Expenses)	(128,239)	(79,254)

Net (Loss) before Provision for Income Taxes	(3,073,843)	(2,133,793)

Provision for Income Taxes	-	-

Net (Loss)	$(3,073,843)	$(2,133,793)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	744,284,497	685,836,581

Kraig Biocraft Laboratories, Inc.
Statements of Cash Flows

	For the years ended December 31,

	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(3,073,843)	$(2,133,793)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	16,974	15,419
Gain on forgiveness of debt	11,191	(23,245)
Loss on disposal of fixed asset	-	953
Imputed interest	1,425	-
Stock issuable for services	32,850	-
Warrants issued to consultants	1,356,230	590,335
Warrants issued to related party	193,654	121,448
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(679)	355
Increase in accounts receivables, net	(31,858)	-
(Decrease) in accrued expenses and other payables - related party	498,640	489,718
(Decrease) Increase in accounts payable	(16,425)	(28,753)
Net Cash Used In Operating Activities	(1,011,841)	(967,563)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(2,488)	(39,285)
Net Cash Used In Investing Activities	(2,488)	(39,285)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	50,000	-
Proceeds from issuance of common stock	1,025,000	750,000
Net Cash Provided by Financing Activities	1,075,000	750,000

Net Increase in Cash	60,671	(256,848)

Cash at Beginning of Period	238,188	495,036

Cash at End of Period	$298,859	$238,188

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$1,131,007	$238,342
Shares issuable in connection with cashless warrant exercise	$224,904	$-
Settlement of accounts payable with stock issuance	$808	$755

Kraig Biocraft Laboratories, Inc.
Statement of Changes in Stockholders Deficit
For the years ended December 31, 2016 and 2015

							Common Stock -
							Class A Shares
Preferred Stock - Series A	Common Stock - Class A		Common Stock - Class B				Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31 ,2014	2	5,217,800	673,974,429	9,812,845	-	-	1,122,311	22,000	1,900,018	(18,178,345)	(1,225,682)

Grant 5,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	121,448	-	121,448

Grant 15,000,000 warrants for services to consultants	-	-	-	-	-	-	-	-	590,335	-	590,335

Exercise of 4,200,000 warrants in exchange for stock	-	-	4,095,841	238,342	-	-	-	-	(238,342)	-	-

Settlement of accounts payable with stock issuance ($0.03/share)	-	-	24,000	755	-	-	-	-	-	-	755

Stock issued for cash ($0.01/share)	-	-	29,974,115	750,000	-	-	-	-	-	-	750,000

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(2,133,793)	(2,133,793)

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.0246/share)	-	-	41,626,276	1,025,000	-	-	-	-	-	-	1,025,000

Stock issued for services ($0.04380/share)	-	-	-	-	-	-	750,000	32,850	-	-	32,850

Imputed Interest	-	-	-	-	-	-	-	-	1,425	-	1,425

Grant 6,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	125,053	-	125,053

Warrants issued for services - related party			-						68,600	-	68,600

Warrants issued for services	-	-	-	-	-	-	-	-	1,356,230	-	1,356,230

Exercise of 27,500,000 warrants in exchange for stock	-	-	23,909,303	1,131,007	-	-	3,906,322	224,904	(1,355,911)	-	-

Settlement of accounts payable with stock issuance ($0.03367/share)	-	-	24,000	808	-	-	-	-	-	-	808

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(3,073,843)	(3,073,843)

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2016 or December 31, 2015.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.”  During the years ended December 31, 2016 and 2015, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share during the years ended December 31, 2016 and 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2016	December 31, 2015

Stock Warrants (Exercise price - $0.001/share)	47,800,000	34,000,000
Convertible Preferred Stock	2	2
Total	47,800,002	345,000,002

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2016	2015

Expected income tax recovery (expense) at the statutory rate of 34%	(1,045,001)	$(724,717)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	534,325	229,561
Change in valuation allowance	510,677	495,156

Provision for income taxes	$-	$-

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

      The components of deferred income taxes are as follows:

	Years Ended December,
	2016	2015

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,813,989	3,324,665
Valuation allowance	(2,813,989	(3,324,665)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2035.

The net change in the valuation allowance for the year ended December 31, 2016 and 2015 was an increase of $510,677 and $495,156 respectively.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2016 and December 31, 2015 there were no amounts that had been accrued in respect to uncertain tax positions.

The Company’s U.S. federal income tax return for the fiscal year ended December 31, 2013 was audited by the Internal Revenue Service (“IRS”). The IRS made certain adjustments to the Company’s prior year tax returns; however, the adjustments did not result in any tax liability or required payments.

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
Notes to Financial Statements
As of December 31, 2016 and 2015
(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

 (J) Recent Accounting Pronouncements

 In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years.  In May 2016, the FASB issued ASU 2016-12 “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which amends the guidance on transition, collectability, non-cash consideration, and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The standard allows for both retrospective and modified retrospective methods of adoption. The Company has not yet determined the impact of ASU 2016-10 on its financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-15 on its Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

 In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

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

There were no impairment losses recorded during the years ended December 31, 2016 and 2015.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2016 and December 31, 2015.

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

	December 31, 2016	December 31, 2015
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

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

For the year ended December 31, 2016, the Company recognized $31,858 in revenue from the Government contract.

(O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2016 and December 31, 2015, the Company had approximately $48,859 and $0, respectively in excess of FDIC insurance limits.

At December 31, 2016 and December 31, 2015, the Company had a concentration of accounts receivable of:

Customer	December 31, 2016	December 31, 2015
Customer A	100%	0%
Customer A	$31,858	$-

For the years ended December 31, 2016 and December 31, 2015, the Company had a concentration of sales of:

Customer	December 31, 2016	December 31, 2015
Customer A	100%	0%
Customer A	$31,858	$-

For the years ended December 31, 2016 and December 31, 2015, the Company booked $0 and $0 for doubtful accounts.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $2,412,431 and stockholders’ deficiency of $2,360,813 and used $1,011,841 of cash in operations for the year ended December 31, 2016.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2016 and December 31, 2015, property and equipment, net, is as follows:

	As of December 31, 2016	As of December 31, 2015
Automobile	$41,805	$41,805
Laboratory Equipment	39,310	36,822
Office Equipment	6,466	6,466
Less: Accumulated Depreciation	(35,963)	(18,989)
Total Property and Equipment, net	$51,618	$66,104

Depreciation expense for the year ended December 31, 2016 and 2015 was $16,974 and $15,419 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $855 as of December 31, 2016.  In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016.

On February 25, 2013, the Company received $150,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. At December 31, 2013 the loan balance was repaid.   For the Company’s fiscal years ended December 31, 2016 and 2015, the Company recorded $0 and $2,001 in accrued interest payable respectively.

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

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

On July 26, 2016 the Company issued 6,028,939 shares of common stock for $150,000 ($0.025/share).

On August 8, 2016 the Company issued 2,181,501 shares of common stock for $100,000 ($0.046/share).

On August 18, 2016 the Company issued 1,838,235 shares of common stock for $100,000 ($0.054/share).

On September 9, 2016 the Company issued 2,604,167 shares of common stock for $100,000 ($0.038/share).

On October 21, 2016 the Company issued 4,166,667 shares of common stock for $150,000 ($0.036/per share).

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

On November 7, 2016, the Company issued 12,000 shares with a fair value of $512 ($0.0427/share) to a consultant as consideration for consulting fees owed from April 1, 2016 through October 31, 2016 of $6,000. The issuance of shares resulted in gain on settlement of accounts payable of $5,488.

On December 4, 2016, the Company granted 750,000 shares valued at $32,850 ($0.0438/share) to a consultant for services rendered. The shares were issued subsequent to period end on January 25, 2017.

(C) Common Stock Warrants

On January 21, 2015, the Company issued 2,918,919 shares in connection with the cashless exercise of the 3,000,000 warrants.

On January 23, 2015, the Company issued 3-year warrant to purchase 2,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $72,317, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable on February 2, 2016, and for a period expiring on January 19, 2018.
 Grant Date
Expected dividends	0%
Expected volatility	88.13%
Expected term	3 years
Risk free interest rate	1.33%
Expected forfeitures	0%

On May 28, 2015, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vested on October 28, 2016, and will be exercisable commencing on May 28, 2018, and for a period expiring on May 28, 2022. During the years ended December 31, 2016 and 2015, the Company recorded $68,600 and $28,300 as an expense for such warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	77.49%
Expected term	4 years
Risk free interest rate	1.24%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

On June 22, 2015, the Company issued 3-year warrant to purchase 15,000,000 shares of common stock at a price of $0.001 per share to a consultant for services to be rendered. The warrants had a fair value of $590,335, based upon the Black-Scholes option-pricing model on the date of grant and were fully vested upon issuance and will be exercisable commencing on December 28, 2015, and for a period expiring on September 22, 2018 (See Note 6( C)).
Grant Date
Expected dividends	0%
Expected volatility	78.85%
Expected term	3 years
Risk free interest rate	1.06%
Expected forfeitures	0%

On July 2, 2015, the Company issued 1,176,922 shares in connection with the cashless exercise of the 1,200,000 warrants

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. During the years ended December 31, 2016, the Company recorded $125,053 as an expense for such warrants issued to this related party.

Grant Date
Expected dividends	0%
Expected volatility	78.58%
Expected term	3 years
Risk free interest rate	1.32%
Expected forfeitures	0%

On April 7, 2016, the Company issued 958,506 shares in connection with the cashless exercise of the 1,000,000 warrants.

On April 7, 2016, the Company issued 958,506 shares in connection with the cashless exercise of the 1,000,000 warrants

On May 5, 2016, the Company issued 7,627,907 shares in connection with the cashless exercise of the 8,000,000 warrants.

On June 23, 2016, the Company issued 12,867,681 shares in connection with the cashless exercise of the 13,500,000 warrants.

On November 7, 2016, the Company issued 1,496,703 shares in connection with the cashless exercise of the 1,500,000 warrants.

On December 30, 2016, the Company recorded stock issuable of 1,953,161 shares in connection with the cashless exercise of the 1,500,000 warrants.

On December 30, 2016, the Company recorded stock issuable of 1,953,161 shares in connection with the cashless exercise of the 1,500,000 warrants.

On July 26, 2016, the Company issued 4-year warrant to purchase 10,000,000 shares of common stock at $0.001 per share to a consultant for services rendered. The warrants had a fair value of $365,157, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will become exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the years ended December 31, 2016, the Company recorded $365,157 as an expense for such warrants issued.

Expected dividends	0%
Expected volatility	93.6%
Expected term	4 years
Risk free interest rate	1.01%
Expected forfeitures	0%

On July 26, 2016, the Company issued 4-year warrant to purchase 8,000,000 shares of common stock at a price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $292,126, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will become exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the years ended December 31, 2016, the Company recorded $292,126 as an expense for such warrants issued.

Expected dividends	0%
Expected volatility	93.60%
Expected term	4 years
Risk free interest rate	1.01%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

On October 2, 2016, the Company issued 2-year warrant to purchase 2,300,000 shares of common stock at an exercise price of $0.04 per share to a consultant for services rendered. The warrants had a fair value of $68,686, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will become exercisable on August 25, 2019, and for a period of 2 years expiring on August 25, 2021. During the years ended December 31, 2016, the Company recorded $68,686 as an expense for such warrants issued (See Note 6(C)).

Expected dividends	0%
Expected volatility	107.51%
Expected term	2 years
Risk free interest rate	0.82%
Expected forfeitures	0%

On December 8, 2016 the company issued, the Company issued 4-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $630,259, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will be exercisable on June 12, 2017, and for a period of 2 years expiring on December 8, 2019. During the years ended December 31, 2016, the Company recorded $630,259 as an expense for warrants issued (See Note 6 (C)).

Expected dividends	0%
Expected volatility	106.57%
Expected term	2 years
Risk free interest rate	1.15%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years
Balance, December 31, 2014	18,200,000	$0.001	2.1
Granted	20,000,000
Exercised	(4,200,000)
Cancelled/Forfeited	-
Balance, December 31, 2015	34,000,000	$0.001	1.7
Granted	41,300,000
Exercised	(27,500,000)
Cancelled/Forfeited	-
Balance, December 31, 2016	47,800,000	$0.001	3.8

Intrinsic Value	$2,557,300

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	45,500,000	4.1	$2,434,250
$0.04	2,300,000	5	$123,050

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. (See Note 8).

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

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016.

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

(B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of September 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from September 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).During the years ended December 31, 2015 the Company issued 24,000 shares with a fair value of $730 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2015 of $12,000. The issuance resulted in gain on settlement of accounts payable of 23,245. During the years ended December 31, 2016, the Company issued 24,000 shares with a fair value of $808 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through October 31, 2016 of $12,000. The issuance resulted in gain on settlement of accounts payable of 11,191 (See Note 5 (B)).

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2016 and December 31, 2015, the outstanding balance is $65,292. As of December 31, 2016 the Company recorded interest expense and related accrued interest payable of $1,959.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  As of filing of this Annual Report the Compnay is still negotiating a new Intellectual Property / Collaborative Research Agreement.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2016, the subsidiary was not yet established and no work has been performed in Vietnam for the year ended December 31, 2016. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review required by related Vietnam authorities.

(C) Consulting Agreement

On July 9, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term.

On September 30, 2013, the Company entered into a Collaborative Yarn and Textile Development Agreement with a technical textile manufacturing company.  Pursuant to the terms of that agreement, the Company has agreed to supply the technical textile manufacturing company with sample quantities of the Company’s recombinant spider silk for the purpose of developing and testing new textiles which are made from, or which incorporate recombinant spider silk.  The agreement provides that the two companies will jointly share, on an equal basis, any intellectual property, including any utility patents, which are developed as a result of this collaboration.  Such intellectual property potentially includes utility patents on textile designs.  The Company has agreed that it will pay half of the cost associated with the filing and prosecution of utility patents relating to intellectual property which is developed through its collaboration with the technical textile manufacturing company.

On October 15, 2013, the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement, the scientific researcher will transfer to the Company his rights to intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher will receive 8,000,000 warrants of the Company’s stock, exercisable 24 months from the date of the agreement.  The researcher will also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement the researcher will receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the consultant performs the contract in good faith the consultant will be entitled to an additional 8,000 warrants.  The warrants described in this note all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.  On July 26, 2016 the Company issued a warrant for 10,000,000 to the researcher in accordance with this agreement for the development of a new recombinant silk fiber.  On July 26, 2016 the Company issued a warrant for 8,000,000 to the researcher upon reaching the 24 month of this agreement.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

On June 22, 2015, the Company entered into an agreement with a consultant to provide investor relations services until December 16, 2015.   As consideration for the services performed, the Company agrees to issue a 3-year warrant to purchase 15,000,000 shares of common stock at $0.001 per share with a cashless exercise provision. On June 22, 2015, the company issued such warrant with a fair value of $590,335 (See Note 5(C)).

On November 11, 2015, the Company entered into an agreement with a consultant to provide advisory services. As consideration for the services performed, the Company agreed to pay the consultant $10,000.

On January 23, 2016, the Company entered into an agreement with a consultant to provide investor relations services for four months. As consideration for the services performed, the Company agrees to pay $25,000 dollar monthly payments. During the course of that contract, additional services were rendered for a consideration amounting a total of $31,000.  During the years ended December 31, 2016, the Company paid $131,000.

On August 25, 2016, the Company entered into an agreement with a consultant to provide consulting services in helping the Company expand its operations. The agreement commenced on August 25, 2016 and will continue for 18 months. In return, the Company agrees to issue a 2-year warrant to purchase 2,300,000 shares of common stock at a price of $0.04 per share. On October 2, 2016, the company issued such warrant with a fair value of $590,335 (See Note 5(C)).

On December 1, 2016, the Company entered into an agreement with a consultant to provide investor relations services for one year.  As consideration for the services performed, the Company agrees to issue a 2-year warrant to purchase 15,000,000 shares of common stock at a price of $0.001 per share with a cashless exercise provision. On December 8, 2016, the company issued such warrant with a fair value of $630,564 (See Note 5(C)).

On December 4, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on December 4, 2016 and will continue for twelve months. As consideration for the services performed, the Company will issue 750,000 shares with a fair value of $32,850 ($0.0321/share) to this consultant. For the year ended December 31, 2016, the Company recorded 750,000 as common stock issuable. Shares were subsequently issued on January 25, 2017 (See Note 8).

(D) Operating Lease Agreement

On April 1, 2012, the Company executed a one-year non-cancelable operating lease for its Laboratory space. The lease was subsequently extended through March 31, 2014. On February 25, 2015, the Company renewed its lease of a Laboratory. The lease is on a month to month basis at an annual rate of $13,200.  On June 30, 2015, the Company terminated this lease.

The Company rented office space at 120 N. Washington Square, Suite 805, Lansing, Michigan 48950, which was its principal place of business. The lease was on a month to month basis. The Company paid an annual rent of $600 for conference facilities, mail, fax, and reception services located at our principal place of business.  On September 1, 2015, the Company ended the lease of this office.

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

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

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

 Rent expense for the year ended December 31, 2016 and 2015 was $9,845 and $12,832, respectively.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2016 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2016, the Company recorded interest expense and related accrued interest payable of $1,959.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice.

On August 4, 2016 the Company issued a bonus of $20,000 payable to Mr. Rice if he remains employed with the Company through March 31, 2018.

On June 6, 2016, the Company borrowed $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the loan is unsecured carrying an annual interest at 3% and due on demand.  The Company recorded accrued interest payable of $855 as of December 31, 2016. In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016.

As of December 31, 2016 and December 31, 2015, there was $187,756 and $148,019, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2016 and 2015

As of December 31, 2016 there was $561,245 of accrued interest- related party and $15,532 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which his owed to the Company’s Chief Executive officer.

As of December 31, 2016, the Company owes $1,392,041 in accrued salary to principal stockholder, $20,000 to the Company’s COO, and $421 to its intern.

As of December 31, 2015, the Company owes $1,094,153 in accrued salary to principal stockholder and $1,748 to the Company’s COO.

The Company owes $65,292 in royalty payable to related party for the year ended December 31, 2016 and December 31, 2015.

On May 28, 2015, the Company issued 3-year warrant for 3,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $117,503, based upon the Black-Scholes option-pricing model on the date of grant and vesting on October 28, 2016, and will be exercisable on May 28, 2018, and for a period expiring on May 28, 2022. During the years ended of December 31, 2016 and 2015, the Company recorded $68,600 and $49,129 as an expense for warrants issued to related party.

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the year ended December 31, 2016, the Company recorded $125,053 as an expense for warrants issued to related party.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 22, 2017, the date the financial statements were available to be issued.

On January 25, 2017, the Company issued 750,000 shares of common stock previously recorded as common stock issuable for the year end December 31, 2016 (See Note 6 (C)).

 On January 25, 2017, the Company issued 2,678,571 share of common stock for $150,000 ($0.056/share).

On February 6, 2017 the Company issued a warrant for 750,000 share of common stock to a consultant for services rendered.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–
Lack of internal audit function. During 2016, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded.  Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–
No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2016, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	55	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	37	Chief Operating Officer	January 20, 2015

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2016, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2016 and 2015 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kim Thompson President, CEO, CFO and Director	2016	$297,889	$59,578	$0	$0	$0	$0	$44,609	(1)	$402,076
2015		$281,027	$56,205	$0	$0	$0	$0	$37,580	(2)	$374,812
Jonathan R. Rice COO	2016	$125,393	$24,000	$0	$125,053	$0	$0	$17,215	(3)	$291,661
2015		$97,915	$4,000	$0	$121,448	$0	$0	$13,814	(4)	$237,117

1)
In 2016, Kim Thompson received $29,613 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us. In 2016, Kim Thompons received $14,996 in reimbursement for office and travel related expenses.

2)	In 2015, Kim Thompson received $37,580 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us.
3)
In 2016, Jonathan Rice received $10,925 in medical insurance and medical reimbursement, $1,040 in phone service expenses, and $ 5,250 in tuition reimbursements pursuant to an employment agreement entered into with us.

4)
In 2015, Jonathan Rice received $7,604 in medical insurance and medical reimbursement, $960 in phone service expenses, and $ 5,250 in tuition reimbursements pursuant to an employment agreement entered into with us.

Employment Agreements

CEO

On November 10, 2010, the Company entered into a five-year employment agreement with the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, effective as of January 1, 2011. The agreement renews annually so that at all times, the term of the agreement is five years. Pursuant to this agreement, the Company will pay an annual base salary of $210,000 for the period January 1, 2011 through December 31, 2011. Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent. The officer will also be entitled to life, disability, health and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. The agreement also calls for the retention of the executive as a consultant following the termination of employment with compensation during such consultancy based upon the Company reaching certain milestones:

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

COO

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

On January 1, 2016, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement. Additionally, on August 4, 2016, the Company issued a performance retention bonus to Mr. Rice of $20,000 which is payable on March 31, 2018.  For the twelve months ended the Company recorded $125,053 for the warrants issued to related party.

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
Title of Class	Name and Address of Beneficial Owner Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	233,991,767	(2)	29.96%
2723 South State St Suite 150
Ann Arbor, MI 48104

Class A Common Stock	Jonathan R. Rice	11,000,000	(3)	1.41%
2723 South State St Suite 150
Ann Arbor, MI 48104

Class A Common Stock	All executive officers and directors as a group (2 Person)	244,991,767		31.37%

Series A Preferred Stock	Kim Thompson	2		100%
2723 South State St Suite 150
Ann Arbor, MI 48104

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%
_______________

(1) The percent of class is based on 780,962,857 shares of our Class A common stock issued and outstanding as of the date of this report.
(2) Such shares are shares of common stock owned and may be issued upon exercise of warrants that are owned by Mr. Thompson, including 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson.
(3) These shares represent shares of common stock that may be issued upon exercise of warrants Mr. Rice owns.

Securities authorized for issuance under equity compensation plans

None.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 19, 2013, the Company issued to the CEO two shares of Series A Preferred Stock, with each share entitles the CEO to 200,000,000 votes on all matters.  Each share of Series A Preferred Stock is convertible into one share of common stock and has the same right to normal dividends as a common share but has no other right to distributions. Such shares of Series A Preferred Stock was issued to the CEO in consideration for the CEO’s agreement to extend the Company’s repayment of the debts owed to him to October 30, 2014 and to forgive $30,000 compensation that the Company owed to him.  On March 25, 2015, with agreement of the CEO not to request repayment before July 1, 2015, the Company extended the repayment period to begin no sooner than July 31, 2016.

As of December 31, 2016 and December 31, 2015, the Company owed $1,392,041 and $1,094,153, respectively, in accrued salary and accrued payroll taxes to principal stockholder. As of December 31, 2016, no accrued salary has been converted to Class A Common Stock.

As of December 31, 2016 and December 31, 2015, there was $187,756 and $148,019, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Executive Officer.

As of December 31, 2015, there was $426,054 of accrued interest- related party and $12,718 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

As of December 31, 2016, there was $561,245 of accrued interest- related party and $15,531 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

The Company owes $65,292 in royalty payable to related party for the year ended December 31, 2016 and December 31, 2015.

On June 6, 2016 the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $855 as of December 31, 2016. In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2016	2015

Audit Fees	$18,800	$13,000
Audit-Related Fees	-	-
Tax Fees	-	8,500
All Other Fees	-	-
Total	$18,800	$21,500

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $18,800 and $13,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees
For the Company’s fiscal year ended December 31, 2015, we were billed approximately $8,500 for professional services rendered for tax compliance, tax advice, and tax planning. For the Company’s fiscal year ended December 31, 2016, we have not been billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

Kraig Biocraft Laboratories, Inc.

Dated: March 22, 2017	By:	/S/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/S/ Kim Thompson	President, Chief Executive Officer, Chief Financial Officer and Sole Director	March 22, 2017
Kim Thompson