Form 10-Q
period 2017-03-31
Kraig Biocraft Laboratories, Inc
filed 2017-05-12
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 11, 2017, there were 783,046,190 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Balance Sheets
(Unaudited)

ASSETS

	March 31, 2017 (Unaudited)	December 31, 2016

Current Assets
Cash	$253,856	$298,859
Accounts receivable, net	-	31,858
Prepaid expenses	787	1,324
Total Current Assets	254,643	332,041

Property and Equipment, net	48,730	51,618

Total Assets	$303,373	$383,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$617,652	$513,562
Note payable - related party	50,000	50,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,253,219	2,115,618
Total Current Liabilities	2,986,163	2,744,472

Total Liabilities	2,986,163	2,744,472

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
780,962,857 and 773,627,964 shares issued and outstanding, respectively	13,366,511	12,958,757
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 5,778,633 shares, respectively	22,000	279,754
Additional paid-in capital	2,591,489	2,568,855
Accumulated Deficit	(23,880,590)	(23,385,979)

Total Stockholders' Deficit	(2,682,790)	(2,360,813)

Total Liabilities and Stockholders' Deficit	$303,373	$383,659

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations (Unaudited)
For the three month periods ended March 31, 2017 and 2016

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

Operating Expenses
General and Administrative	151,645	117,867
Professional Fees	75,987	144,013
Officer’s Salary	110,722	105,379
Rent – Related Party	1,920	-
Research and Development	114,190	110,681
Total Operating Expenses	454,464	477,940

Loss from Operations	(454,464)	(477,940)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-
Loss on disposal of fixed asset	-	-
Interest expense	(40,147)	(31,040)
Total Other Income/(Expenses)	(40,147)	(31,040)

Net (Loss) before Provision for Income Taxes	(494,611)	(508,980)

Provision for Income Taxes	-	-

Net (Loss)	$(494,611)	$(508,980)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period – Basic and Diluted	778,836,003	710,969,281

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Stockholders’ Deficit
For the three months ended March 31, 2017 (Unaudited) and the year ended December 31, 2017 (Audited

					Common Stock -
					Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	APIC		Total
Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.0246/share)	-	$-	41,626,276	$1,025,000	-	$-	$-	$-	$1,025,000

Stock issued for services ($0.04380/share)	-	$-	-	$-	750,000	$32,850	$-	$-	$32,850

Imputed interest	-	$-	-	$-	-	$-	$1,425	$-	$1,425

Grant 6,000,000 warrants for services to related party	-	$-	-	$-	-	$-	$125,053	$-	$125,053

Warrants issued for services - related party	-	$-	-	$-	-	$-	$68,600	$-	$68,600

Warrants issued for services	-	$-	-	$-	-	$-	$1,356,230	$-	$1,356,230

Exercise of 27,500,000 warrants in exchange for stock	-	$-	23,909,303	$1,131,007	3,906,322	$224,904	$(1,355,911)	$-	$-

Settlement of accounts payable with stock issuance ($0.03367/share)	-	$-	24,000	$808	-	$-	$-	$-	$808

Net loss for the year ended December 31, 2016	-	$-	-	$-	-	$-	$-	$(3,073,843)	$(3,073,843)

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0246/share)	-	$-	2,678,571	$150,000	-	$-	$-	$-	$150,000

Grant 750,000 warrants for services	-	$-	-	$-	-	$-	$5,161	$-	$5,161

Warrants issued for services - related party	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	(750,000)	$(32,850)	$-	$-	$-

Net loss for the three months ended March 31, 2017	-	$-	-	$-	-	$-	$-	$(494,611)	$(494,611)

Balance, March 31, 2017	2	$5,217,800	780,962,857	$13,366,511	1,122,311	$22,000	$2,591,489	$(23,880,590)	$(2,682,790)

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows (unaudited)
For the three month periods ended March 31, 2017 and 2016

	For the three months ended March 31, 2017

	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(494,611)	$(508,980)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	4,275	4,185
Warrants issued to consultants	5,161	-
Warrants issued to related party	17,472	71,473
Changes in operating assets and liabilities:
Increase in prepaid expenses	537	395
Decrease in accounts receivables, net	31,858	-
Increase in accrued expenses and other payables - related party	137,601	118,185
Increase in accounts payable	104,091	63,556
Net Cash Used In Operating Activities	(193,616)	(251,186)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(1,387)	-
Net Cash Used In Investing Activities	(1,387)	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	150,000	200,000
Net Cash Provided by Financing Activities	150,000	200,000

Net Increase in Cash	(45,003)	(51,186)

Cash at Beginning of Period	298,859	238,188

Cash at End of Period	$253,856	$187,002

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$224,904	$-

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2017 or December 31, 2016.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For March 31, 2017 and March 31, 2016, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2017 and March 31, 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2017	March 31, 2016

Stock Warrants (Exercise price - $0.001/share)	48,550,000	40,000,000
Convertible Preferred Stock	2	2
Total	48,550,002	40,000,002

(E) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

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

 Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2017 and December 31, 2016 there were no amounts that had been accrued in respect to uncertain tax positions.

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
As of March 31, 2017 and 2016

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

 (K) Reclassification

The 2016 financial statements have been reclassified to conform to the 2017 presentation.

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

There were no impairment losses recorded as of March 31, 2017 and year ended December 31, 2016.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2017 and December 31, 2016.

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

	March 31, 2017	December 31, 2016
Level 1	$-	$-
Level 2	-	-
Level 3	-	-
Total	$-	$-

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016
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

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized $0 and $0 in revenue from the Government contract.

(O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2017 and December 31, 2016, the Company had approximately $3,856 and $48,859, respectively in excess of FDIC insurance limits.

At March 31, 2017 and December 31, 2016, the Company had a concentration of accounts receivable of:
Customer	March 31, 2017	December 31, 2016
Customer A	0%	100%
Customer A	-	$31,858

For the three months March 31, 2017 and 2016, the Company had a concentration of sales of:
Customer	March 31, 2017	March 31, 2016
Customer A	0%	0%
Customer A	$-	$-

For the three months ended March 31, 2017 and 2016, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $2,731,520 and stockholders’ deficiency of $2,682,790 and used $193,616 of cash in operations for the three months ended March 31, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment, net, is as follows:
	As of March 31, 2017	As of December 31, 2016
Automobile	$41,805	$41,805
Laboratory Equipment	40,698	39,310
Office Equipment	6,466	6,466
Less: Accumulated Depreciation	(40,239)	(35,963)
Total Property and Equipment, net	$48,730	$51,618

Depreciation expense for the three months ended March 31, 2017 and 2016 was $4,276 and $4,185, respectively

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016
NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $1,225 as of March 31, 2017.  In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016.

NOTE 5    STOCKHOLDERS’ DEFICIT

(A)       Common Stock Issued for Cash

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

On December 30, 2016, the Company recorded 3,906,322 issuable shares with a fair value of $224,904 ($0.0575/share) to two consultants for services rendered. Those shares were issued on January 23, 2017.

On January 25, 2017, the Company issued 750,000 shares of common stock previously recorded as common stock issuable for the year end December 31, 2016 (See Note 6 (C)).

(C) Common Stock Warrants

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. During the three months ended March 31, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016
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
As of March 31, 2017 and 2016

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

On February 6, 2017 the company issued, the Company issued 4-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.03 per share to a consultant for services rendered. The warrants had a fair value of $44,421, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 6, 2018 as long as the employee remains as full time. Warrants will be exercisable on October 6, 2019, and for a period of 3 years expiring on October 6, 2022. During the three months ended March 31, 2017, the Company recorded $5,161 as an expense for warrants issued (See Note 6 (C)).

Expected dividends	0%
Expected volatility	106.40%
Expected term	3 years
Risk free interest rate	1.43%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years
Balance, December 31, 2016	47,800,000	$0.001	3.8
Granted
Exercised	750,000	$0.03
Cancelled/Forfeited
Balance, March 31, 2017	48,550,000
Intrinsic Value	$3,626,685		3.6

For the three months ended March 31, 2017, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	45,500,000	4.1	$3,398,850
$0.03	750,000	4	$56,025
$0.04	2,300,000	5	$171,810

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	45,500,000	4.1	$2,434,250
$0.04	2,300,000	5	$123,050

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016
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

On November 10, 2010, the Company entered into an addendum to the employment agreement, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017 (See Note 8).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the three months ended March 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2017 and December 31, 2016, the outstanding balance is $65,292. As of March 31, 2017, the Company recorded interest expense and related accrued interest payable of $490.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to June 30, 2017.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of March 31, 2017, the subsidiary was not yet established and no work has been performed in Vietnams of March 31, 2017. The Company delayed the announcement of this agreement until late in February, 2016. This additional time was used to confirm this agreement with higher level authorities and outside review required by related Vietnam authorities.

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
As of March 31, 2017 and 2016

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

On August 25, 2016, the Company entered into an agreement with a consultant to provide consulting services in helping the Company expand its operations. The agreement commenced on August 25, 2016 and will continue for 18 months. In return, the Company agrees to issue a 2-year warrant to purchase 2,300,000 shares of common stock at a price of $0.04 per share. On October 2, 2016, the company issued such warrant with a fair value of $590,335 (See Note 5(C)). On January 24, 2017, the Company agreed to continue the agreement and agreed to advance $10,000 for costs and expenses incurred.

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

 Rent expense for the three months ended March 31, 2017 and 2016 was $2,404 and $2,411, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2017 and 2016 was $1,920 and $0, respectively (See Note 7).

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2017, the Company recorded interest expense and related accrued interest payable of $490.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the three months ended March 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016

On August 4, 2016 the Company issued a bonus of $20,000 payable to Mr. Rice if he remains employed with the Company through March 31, 2018.

On June 6, 2016, the Company borrowed $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the loan is unsecured carrying an annual interest at 3% and due on demand.  The Company recorded accrued interest payable of $1,237 as of March 31, 2017. In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016.

On January 23, 2017 the Company signed a lease with a related party for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2017 and 2016

As of March 31, 2017 and December 31, 2016, there was $208,188 and $187,756, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer.

 As of March 31, 2017 there was $600,520 of accrued interest- related party and $16,404 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2016 there was $561,245 of accrued interest- related party and $15,532 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer

 As of March 31, 2017, the Company owes $1,470,982 in accrued salary to principal stockholder, $22,386 to the Company’s COO, and $239 to its intern.

As of December 31, 2016, the Company owes $1,392,041 in accrued salary to principal stockholder, $20,000 to the Company’s COO, and $421 to its intern.

The Company owes $65,292 in royalty payable to related party as of March 31, 2017 and December 31, 2016.

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

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the three months ended March 31, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2017 and 2016 was $1,920 and $0, respectively.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2017, the date the financial statements were available to be issued.

On May 2 2017, the Company cancelled a 750,000 share warrant with a consultant.

On May 5, 2017, the Company signed a new research and development agreement with the University of Notre Dame increasing research funding by approximately $189,000 and extending the duration until June 30, 2017.

On May 5, 2017 the Company signed an updated License Agreement with the University of Notre Dame.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2016 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2016 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We have spent approximately $99,000 between January 2017 and April 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. We expect to spend approximately $66,000 per month between May 2017 and July 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. With this funding we plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols.  If our financing allows, management will give strong consideration to accelerating the pace of spending on research and development within the University of Notre Dame’s laboratories.

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

●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2017.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM

We have not previously demonstrated that we will be able to expand our business through an increased investment in our research and development efforts or commercialization efforts. We cannot guarantee that the research and development or commercialization efforts described in this filing will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process, risks in commercailization scale up, and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to continue our operations. Equity financing will result in a dilution to existing shareholders.

Three months ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended March 31,			% Change
	2017	2016	Change	Increase (Decrease)
NET REVENUES	$-	$-	$-	-
OPERATING EXPENSES:
General and Administrative	$151,645	$117,867	$33,778	28.66%
Professional Fees	$75,987	$144,013	$(68,026)	(47.24%)
Officer's Salary	$110,722	$105,379	$5,343	5.07%
Rent – related party	$1,920	$-	$1,920	100%
Research and Development	$114,190	$110,681	$3,509	3.17%
Total operating expenses	$454,464	$477,940	$($23,476)	(4.91%)
Loss from operations	$(454,464)	$(477,940)	$23,476	(4.91%)
Interest expense	$(40,147)	$(31,040)	$(9,107)	29.34%
Net Loss	$(494,611)	$(508,980)	$14,369	(2.82%)

Net Revenues:  During the three months ended March 31, 2017, we realized $0 of revenues from our business. During the three months ended March 31, 2016, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2017and 2016 was $0 or 0%.

Cost of Revenues:  Costs of revenues for the three months ended March 31, 2017 were $0, as compared to $0 for the three months ended March 31, 2016, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2017, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2016, a change of $0 or 0%.

Research and development expenses:  During the three months ended March 31, 2017 we incurred $114,190 research and development expenses. During the three months ended March 31, 2016 we incurred $110,681 of research and development expenses, an increase of $3,509 or 3.17 % compared with the same period in 2017. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges.

Professional Fees:  During the three months ended March 31, 2017, we incurred $75,987 professional expenses, which decreased by $68,026 or (47.24%) from $144,013 for the three months ended March 31, 2016. The decrease in professional fees expense was attributable to decreased expenses related to intellectual property protection of the research and development activities during the three months ended March 31, 2017.

Officers Salary:  During the three months ended March 31, 2017, officers’ salary expenses increased to $110,722 or 5.07% from $105,379 for the three months ended March 31, 2016. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses increased by $33,778 or 28.66% to $151,645 for the three months ended March 31, 2017 from $117,867 for the three months ended March 31, 2016. Our general and administrative expenses for the three months ended March 31, 2017 consisted of consulting fees of $48,712 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $78,798, Travel of $19,307 and office salary of $4,828, for a total of $151,645. Our general and administrative expenses for the three months ended March 31, 2016 consisted of consulting fees of $3,000, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $114,788, Travel of $79 for a total of $117,867. The primary reason for the increase in comparing the three months ended March 31, 2017 to the corresponding period for 2016 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $9,107 to $40,147 for the three month period ended March 31, 2017 from $31,040 for the three month period ended March 31, 2016. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $14,369, or 2.82%, to a net loss of $494,611 for the three month period ended March 31, 2017 from a net loss of $508,980 for the three month period ended March 31, 2016. This decrease in net loss was driven primarily by decreases in professional fees.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $494,611 during the three months ended March 31, 2017, and losses are expected to continue in the near term. The accumulated deficit is $23,880,590 at March 31, 2017. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. Other factors include, without limitation, risks associated with the commercialization and production of a new and unique product. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2017, we had $253,856 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2017 as compared to December 31, 2016, were as follows:
	March 31, 2017	December 31, 2016
Cash	$253,856	$298,859
Accounts receivable	-	$31,858
Prepaid Expenses	$787	$1,324
Total current assets	$254,643	$332,041
Total assets	$303,373	$383,659
Total current liabilities	$2,986,163	$2,744,472
Total liabilities	$2,986,163	$2,744,472

 As of March 31, 2017, we had a working capital deficit of $2,731,520, compared to a working capital deficit of $2,412,431 at December 31, 2016. Current liabilities increased to $2,986,163 at March 31, 2017 from $2,744,472 at December 31, 2016, primarily as a result of accounts payable and accrued compensation.

For the three months ended March 31, 2017, net cash used in operations of $193,616 was the result of a net loss of $494,611 offset by depreciation expense of $4,275, warrants issued to related parties of $5,161, warrants issued to consultants of $17,472, decrease in prepaid expenses of $537, decrease in accounts receivable of $31,858, an increase of accrued expenses and other payables-related party of $137,601 and an increase in accounts payable of $104,091. For the three months ended March 31, 2016, net cash used in operations of $251,186 was the result of a net loss of $508,980 offset by depreciation expense of $4,185, warrants issued to related parties of $71,473, a decrease in prepaid expenses of $395, an increase of accrued expenses and other payables-related party of $118,185 and an increase in accounts payable of $63,556.

Our investing activities were $1,387 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively. Our investing activities for the three months ended March 31, 2017 and March 31, 2016 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $150,000 for the three months ended March 31, 2017, which is represented by $150,000 proceeds from issuance of common stock. Our financing activities resulted in cash inflow of $200,000 for the three months ended March 31, 2016, which is represented by $200,000 proceeds from issuance of common stock.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter since, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have not yet commercialized a recombinant fiber and, therefore do not yet have sufficient cash flow to carry out our remediation plans.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013

5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 12, 2017	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)