Form 10-Q
period 2017-09-30
Kraig Biocraft Laboratories, Inc
filed 2017-11-15
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 802,196,748 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Balance Sheets
(Unaudited)
ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited))
Current Assets
Cash	$74,420	$298,859
Accounts receivable, net	27,222	31,858
Prepaid expenses	6,783	1,324
Total Current Assets	108,425	332,041

Property and Equipment, net	61,669	51,618

Total Assets	$170,094	$383,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$606,630	$513,562
Note payable - related party	50,000	50,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,525,900	2,115,618
Total Current Liabilities	3,247,822	2,744,472

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
802,196,748 and 773,627,964 shares issued and outstanding, respectively	14,296,711	12,958,757
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 5,778,633 shares, respectively	22,000	279,754
Additional paid-in capital	2,806,009	2,568,855
Accumulated Deficit	(25,420,248)	(23,385,979)

Total Stockholders' Deficit	(3,077,728)	(2,360,813)

Total Liabilities and Stockholders' Deficit	$170,094	$383,659

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations (Unaudited)
For the three and nine month periods ended September 30, 2017 and 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$27,222	$18,673	$27,222	$18,673

Operating Expenses
General and Administrative	65,297	821,651	1,121,808	1,046,324
Professional Fees	58,125	29,060	281,034	319,309
Officer's Salary	109,958	127,809	330,638	340,999
Rent - Related Party	2,880	-	7,680	-
Research and Development	25,382	129,282	190,989	379,815
Total Operating Expenses	261,642	1,107,802	1,932,149	2,086,447

Loss from Operations	(234,420)	(1,089,129)	(1,904,927)	(2,067,774)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	-	5,704
Interest expense	(45,365)	(35,339)	(129,342)	(99,442)
Total Other Income/(Expenses)	(45,365)	(35,339)	(129,342)	(93,738)

Net (Loss) before Provision for Income Taxes	(279,785)	(1,124,468)	(2,034,269)	(2,161,512)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(279,785)	$(1,124,468)	$(2,034,269)	$(2,161,512)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	799,952,913	762,420,118	787,538,080	734,960,525

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Stockholders’ Deficit
For the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016 (Audited

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000	-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$848,011	$-	$848,011

Exercise of 15,000,000 warrants in exchange for stock	-	$-	-	$-	-	$-	14,745,203	$630,200	$(630,200)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	18,651,525	$855,104	-	$-	(18,651,525)	$(855,104)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$1,870	$-	$1,870

Net loss for the nine months ended September 30, 2017	-	$-	-	$-	-	$-	-	$-	$-	$(2,034,269)	$(2,034,269)

Balance, September 30, 2017	2	$5,217,800	802,196,748	$14,296,711	-	$-	1,122,311	$22,000	$2,806,009	$(25,420,248)	$(3,077,728)

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows (unaudited)
For the nine month periods ended September 30, 2017 and 2016

	For the nine months ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(2,034,269)	$(2,161,512)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	14,119	12,639
Gain on forgiveness of debt	-	5,704
Imputed interest - related party	1,870	-
Warrants issued to consultants	848,011	702,156
Warrants issued to related party	17,472	215,880
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(5,459)	(1,216)
(Increase) Decrease in accounts receivables, net	4,636	(18,673)
Increase in accrued expenses and other payables - related party	410,282	375,893
Increase in accounts payable	93,069	44,338
Net Cash Used In Operating Activities	(650,269)	(824,791)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(24,170)	(2,488)
Net Cash Used In Investing Activities	(24,170)	(2,488)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	-	50,000
Proceeds from issuance of common stock	450,000	875,000
Net Cash Provided by Financing Activities	450,000	925,000

Net Increase in Cash	(224,439)	97,721

Cash at Beginning of Period	298,859	238,188

Cash at End of Period	$74,420	$335,909

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$855,104	$1,071,973
Settlement of accounts payable with stock issuance	$-	$296

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of September 30, 2017 or December 31, 2016.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For September 30, 2017 and September 30, 2016, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2017 and September 30, 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2017	September 30 , 2016

Stock Warrants (Exercise price - $0.001/share)	47,800,000	16,500,000
Convertible Preferred Stock	2	2
Total	47,800,002	16,500,002

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

 Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2017 and December 31, 2016 there were no amounts that had been accrued in respect to uncertain tax positions.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016

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
As of September 30, 2017 and 2016

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

In September 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Financial Statements.

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
As of September 30, 2017 and 2016
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

There were no impairment losses recorded as of September 30, 2017 and year ended December 31, 2016.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2017 and December 31, 2016.

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

	September 30, 2017	December 31, 2016
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company recognized $27,222 and $18,673 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
(O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2017 and December 31, 2016, the Company had approximately $0 and $48,859, respectively in excess of FDIC insurance limits.

At September 30, 2017 and December 31, 2016, the Company had a concentration of accounts receivable of:
Customer	September 30, 2017	December 31, 2016
Customer A	100%	100%
Customer A	$27,222	$31,858

For the nine months September 30, 2017 and 2016, the Company had a concentration of sales of:
Customer	September 30, 2017	September 30, 2016
Customer A	100%	100%
Customer A	$27,222	$18,673

For the three and nine months ended September 30, 2017 and 2016, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $3,139,397 and stockholders’ deficiency of $3,077,728 and used $650,269 of cash in operations for the nine months ended September 30, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment, net, is as follows:
	As of September 30, 2017	As of December 31, 2016
Automobile	$41,805	$41,805
Laboratory Equipment	58,484	39,310
Office Equipment	6,466	6,466
Leasehold Improvements	4,997	-
Less: Accumulated Depreciation	(50,083)	(35,963)
Total Property and Equipment, net	$61,669	$51,618
Depreciation expense for the nine months ended September 30, 2017 and 2016 was $14,119 and $12,639 respectively.

Depreciation expense for the three months ended September 30, 2017 and 2016 was $5,405 and $4,268 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On September 6, 2016, the Company received $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $1,225 as of September 30, 2017.  In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016. During the nine months ended September 30, 2017 the Company recorded $1,870 as an in-kind contribution of interest related to the loan.

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
As of September 30, 2017 and 2016
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

(C) Common Stock Warrants

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. During the nine months ended September 30, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
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
As of September 30, 2017 and 2016
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

On June 20, 2017 the Company recorded stock payable of 14,745,203 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on July 14, 2017. (See Note 6 (C)).

Expected dividends	0%
Expected volatility	106.57%
Expected term	2 years
Risk free interest rate	1.15%
Expected forfeitures	0%

On February 6, 2017 the company issued, the Company issued 4-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.03 per share to a consultant for services rendered. The warrants had a fair value of $44,421, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 6, 2018 as long as the employee remains as full time. Warrants will be exercisable on October 6, 2019, and for a period of 3 years expiring on October 6, 2022. During the nine months ended September 30, 2017, the Company recorded $5,161 as an expense for warrants issued. On May 2, 2017, the Company cancelled a 750,000 share warrant with a consultant as the consultant was terminated and the option expense was recaptured by the Company.

Expected dividends	0%
Expected volatility	106.40%
Expected term	3 years
Risk free interest rate	1.43%
Expected forfeitures	0%

On June 26, 2017 the company issued, the Company issued 2-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $848,011, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on December 26, 2017, and for a period of 2 years expiring on June 26, 2019. During the nine months ended September 30, 2017, the Company recorded 848,011 as an expense for warrants issued.
Expected dividends	0%
Expected volatility	102.65%
Expected term	2 years
Risk free interest rate	1.38%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	47,800,000	$0.001	3.8
Granted	15,750,000	$0.03
Exercised	15,000,000	$0.001
Cancelled/Forfeited	(750,000)	$0.03
Balance, September 30, 2017	47,800,000		3.0
Intrinsic Value	$2,437,840

For the nine months ended September 30, 2017, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	45,500,000	2.5	$2,639,000
$0.04	2,300,000	3.9	$133,400

For the year ended December 31, 2016, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	45,500,000	4.1	$2,434,250
$0.04	2,300,000	5	$123,050

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
As of September 30, 2017 and 2016
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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the nine months ended September 30, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales.  On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. In February of 2016 this agreement was extended to July 31, 2016.  Under the agreement the Company will provide approximately $534,000 in financial support. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years.  On May 5, 2017 the Company signed an addendum to that agreement relating to tangible property and project intellectual property.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of September 30, 2017 and December 31, 2016, the outstanding balance is $65,292. As of September 30, 2017, the Company recorded interest expense and related accrued interest payable of $1,469.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company is currently reviewing whether it is in the interest of its research and development program to renew the agreement for the remainder of 2017.  The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of September 30, 2017, the subsidiary was not yet established and no work has been performed in Vietnam as of September 30, 2017.  The Company has not received final governmental approval to implement the agreement.

(C) Consulting Agreement

On July 9, 2013, the Company entered into an agreement with a consultant to provide investor relations services in exchange for a warrant for 10,000,000 common shares at $.001 with a cashless provision and a five year term.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
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

On June22, 2015, the Company entered into an agreement with a consultant to provide investor relations services until December 16, 2015.   As consideration for the services performed, the Company agrees to issue a 3-year warrant to purchase 15,000,000 shares of common stock at $0.001 per share with a cashless exercise provision. On June, 2015, the company issued such warrant with a fair value of $590,335 (See Note 5(C)).

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
(D) Operating Lease Agreement

Starting in February of 2015, we rent additional office space in East Lansing, Michigan.  In July 2015, the Company signed a new lease for its East Lansing, Michigan office space. On February 1, 2016 the Company signed a six (6) month lease extension for its East Lansing office. In July 2016 the Company signed a twelve (12) month lease extension for its East Lansing office. The Company pays an annual rent of $5,187 for office space, conference facilities, mail, fax, and reception services. In July 2017 the Company signed a twelve (12) month lease extension for its East Lansing office. The Company pays an annual rent of $4,804.68 for office space, conference facilities, mail, fax, and reception services.

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

 Rent expense for the nine months ended September 30, 2017 and 2016 was $9,317 and $6,381, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2017 and 2016 was $7,680 and $0, respectively (See Note 7).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office space.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of September 30, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2017, the Company recorded interest expense and related accrued interest payable of $1,469.

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the nine months ended September 30, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of September 30, 2017 and 2016
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

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the nine months ended September 30, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

On June 6, 2016, the Company borrowed $50,000 from a principal stockholder.  Pursuant to the terms of the loan, the loan is unsecured carrying an annual interest at 3% and due on demand.  The Company recorded accrued interest payable of $1,622 as of September 30, 2017. In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016 and $1,870 as an in-kind contribution of interest related to the loan for the nine months ended September 30, 2017.

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

 As of September 30, 2017 and December 31, 2016, there was $235,695 and $187,756, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

 As of September 30, 2017 there was $686,092 of accrued interest- related party and $18,157 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2017 and 2016 was $7,680 and $0, respectively.

 As of September 30, 2017, the Company owes $1,628,864 in accrued salary to principal stockholder, $22,386 to the Company’s COO, and $701 to its office employees.

As of December 31, 2016, the Company owes $1,392,041 in accrued salary to principal stockholder, $20,000 to the Company’s COO, and $421 to its intern.

The Company owes $65,292 in royalty payable to related party as of September 30, 2017 and December 31, 2016.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2017, the date the financial statements were available to be issued.

 On October 15, 2017 the company ended the lease on its East Lansing office.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols in the second half of 2017 and in 2018. We have spent approximately $190,988 between January 2017 and September 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. We are currently reviewing plans for research spending for the fourth quarter of 2017 and 2018. We expect to continue funding the collaborative research and development of high strength polymers at the University of Notre Dame.

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

We have not previously demonstrated that we will be able to expand our business through an increased investment in our research and development efforts or commercialization efforts. We cannot guarantee that the research and development or commercialization efforts described in this filing will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process, risks in commercialization scale up, and possible rejection of our products in development.

If financing is not available on satisfactory terms, we may be unable to continue our operations. Equity financing will result in a dilution to existing shareholders.

Three months ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended
	9/30/2017		Increase (Decrease)	% Change
	2017	2016	Change
NET REVENUES	$27,222	$18,673	8,549	45.78%
OPERATING EXPENSES:
General and Administrative	65,297	821,651	(756,354)	-92.05%
Professional Fees	58,125	29,060	29,065	100.02%
Officer's Salary	109,958	127,809	(17,851)	-13.97%
Rent - related party	2,880	-	2,880	100.00%
Research and Development	25,382	129,282	(103,900)	-80.37%
Total operating expenses	261,642	1,107,802	(846,160)	-76.38%
Loss from operations	(234,420)	(1,089,129)	854,709	-78.48%
Interest expense	(45,365)	(35,339)	(10,026)	28.37%
Net Loss	$(279,785)	$(1,124,468)	844,683	-75.12%

Net Revenues:  During the three months ended September 30, 2017, we realized $27,222 of revenues from our business. During the three months ended September 30, 2016, we realized $18,673 of revenues from our business. The change in revenues between the quarter ended September 30, 2017and 2016 was $8,549 or 45.78%.

Cost of Revenues:  Costs of revenues for the three months ended September 30, 2017 were $0, as compared to $0 for the three months ended September 30, 2016, a change of $0 or 0%.

 Rent – Related Party:  During the three months ended September 30, 2017, we incurred $2,880 in rent expense to a related party. During the three months ended September 30, 2016 we incurred $0 in rent expense to a related party, a change of $2,880 or 100%.

Gross Profit: During the three months ended September 30, 2017, we realized a gross profit of $27,222, as compared to $18,673 for the three months ended September 30, 2016, a change of $8,549 or 45.78%.

Research and development expenses:  During the three months ended September 30, 2017 we incurred $25,382 research and development expenses. During the three months ended September 30, 2016 we incurred $129,282 of research and development expenses, a decrease of ($103,900) or (80.37%) compared with the same period in 2017. The research and development expenses are attributable to the research and development with the Notre Dame University; this decrease was due to a reduction in funding level for research at Notre Dame University.

Professional Fees:  During the three months ended September 30, 2017, we incurred $58,125 professional expenses, which increased by $29,065 or 100.02 % from $29,060 for the three months ended September 30, 2016. The increase in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the three months ended September 30, 2017.

Officers Salary:  During the three months ended September 30, 2017, officers’ salary expenses decreased to $109,958 or (13.97%) from $127,809 for the three months ended September 30, 2016. The decrease in officer’s salary expenses was attributable to a decrease in officer’s salary bonus.

General and Administrative Expense: General and administrative expenses decreased by $756,354 or (92.05%) to $65,297 for the three months ended September 30, 2017 from $821,651 for the three months ended September 30, 2016. Our general and administrative expenses for the three months ended September 30, 2017 consisted of consulting fees of $12,125 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $35,412, Travel of $4,336 and office salary of $13,425, for a total of $65,298. Our general and administrative expenses for the three months ended September 30, 2016 consisted of consulting fees of $10,079, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $807,865, Travel of $1,207, and office salary of $2,500, for a total of $821,651. The primary reason for the decrease in comparing the three months ended September 30, 2017 to the corresponding period for 2016 was mainly due to general business expenses and warrant compensation.

Interest Expense:  Interest expense increased by $10,026 to $45,365 for the three month period ended September 30, 2017 from $35,339 for the three month period ended September 30, 2016. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $844,683, or 75.12%, to a net loss of $279,785 for the three month period ended September 30, 2017 from a net loss of $1,124,468 for the three month period ended September 30, 2016. This decrease in net loss was driven primarily by decreases in warrant compensation.

Nine months ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended
	9/30/2017		Increase (Decrease)	% Change
	2017	2016	Change
NET REVENUES	$27,222	$18,673	8,549	45.78%
OPERATING EXPENSES:
General and Administrative	1,121,808	1,046,324	75,484	7.21%
Professional Fees	281,034	319,309	(38,275)	-11.99%
Officer's Salary	330,638	340,999	(10,361)	-3.04%
Rent - related party	7,680	-	7,680	100.00%
Research and Development	190,989	379,815	(188,826)	-49.72%
Total operating expenses	1,932,149	2,086,447	(154,298)	-7.40%
Loss from operations	(1,904,927)	(2,067,774)	162,847	-7.88%
Gain on forgiveness of debt	-	5,704	(5,704)	100.00%
Interest expense	(129,342)	(99,442)	(29,900)	30.07%
Net Loss	$(2,034,269)	$(2,161,512)	127,243	-5.89%

Net Revenues:  During the nine months ended September 30, 2017, we realized $27,222 of revenues from our business. During the nine months ended September 30, 2016, we realized $18,673 of revenues from our business. The change in revenues between the quarter ended September 30, 2017 and 2016 was $8,549 or 45.78%.

Cost of Revenues:  Costs of revenues for the nine months ended September 30, 2017 were $0, as compared to $0 for the nine months ended September 30, 2016, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2017, we realized a gross profit of $27,222, as compared to $18,673 for the nine months ended September 30, 2016, a change of $8,549 or 45.78%.

Research and development expenses:  During the nine months ended September 30, 2017 we incurred $190,989 research and development expenses. During the nine months ended September 30, 2016 we incurred $379,815 of research and development expenses, a decrease of ($188,826) or (49.72%) compared with the same period in 2017. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the nine months ended September 30, 2017, we incurred $281,034 professional expenses, which decreased by $(38,275) or (11.99%) from $319,309 for the nine months ended September 30, 2016. The decrease in professional fees expense was attributable to decreased expenses related to intellectual property protection of the research and development activities during the nine months ended September 30, 2017.

Officers Salary:  During the nine months ended September 30, 2017, officers’ salary expenses decreased to $330,638 or (3.04%) from $340,999 for the nine months ended September 30, 2016. The decrease in officer’s salary expenses was attributable to the bonus to the Chief Operations Officer in August of 2016.

 Rent – Related Party:  During the nine months ended September 30, 2017, we incurred $7,680 in rent expense to a related party. During the nine months ended September 30, 2016 we incurred $0 in rent expense to a related party, a change of $7,680 or 100%.

General and Administrative Expense: General and administrative expenses increased by $75,484 or 7.21% to $1,121,808 for the nine months ended September 30, 2017 from $1,046,324 for the nine months ended September 30, 2016. Our general and administrative expenses for the nine months ended September 30, 2017 consisted of consulting fees of $26,186 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $992,683, Travel of $26,186, office salary of $35,847 for a total of $1,121,808. Our general and administrative expenses for the nine months ended September 30, 2016 consisted of salaries and benefits of $5,959, consulting fees of $16,655, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $1,022,333, and travel of $1,377 for a total of $1,046,324. The primary reason for the increase in comparing the nine months ended September 30, 2017 to the corresponding period for 2016 was mainly due to general business expenses.

Interest Expense:  Interest expense increased by $29,900 to $129,342 for the nine month period ended September 30, 2017 from $99,442 for the nine month period ended September 30, 2016. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $127,243, or 5.89%, to a net loss of $2,034,269 for the nine month period ended September 30, 2017 from a net loss of $2,161,512 for the nine month period ended September 30, 2016. This increase in net loss was driven primarily by increases in research and development and professional fees.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $ 2,034,269 during the nine months ended September 30, 2017, and losses are expected to continue in the near term. The accumulated deficit is $25,420,248 at September 30, 2017. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. Other factors include, without limitation, risks associated with the commercialization and production of a new and unique product. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2017, we had $74,420 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2017 as compared to December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)

Cash	$74,420	$298,859
Accounts receivable	27,222	31,858
Prepaid expenses	6,783	1,324
Total Current Assets	108,425	332,041
Total Assets	$170,094	$383,659
Total Current Liabilities	3,247,822	2,744,472
Total Liabilities	$3,247,822	$2,744,472

As of September 30, 2017, we had a working capital deficit of $3,139,397, compared to a working capital deficit of $2,412,431 at December 31, 2016. Current liabilities increased to $3,247,822 at September 30, 2017 from $2,744,472 at December 31, 2016, primarily as a result of accounts payable and accrued compensation.

For the nine months ended September 30, 2017, net cash used in operations of $650,269 was the result of a net loss of $2,034,269 offset by depreciation expense of $14,119, warrants issued to related parties of $17,472, warrants issued to consultants of $848,011, increase in prepaid expenses of $5,459, increase in accounts receivable of $4,636, an increase of accrued expenses and other payables-related party of $410,282 and an increase in accounts payable of $93,069. For the nine months ended September 30, 2016, net cash used in operations of $824,791 was the result of a net loss of $2,161,512 offset by depreciation expense of $12,639, gain on forgiveness of debt of $5,704, warrants issued to related parties of $215,880, warrants issued to consultants of $702,156, increase in prepaid expenses of $1,216, an increase of accrued expenses and other payables-related party of $375,893 and an increase in accounts payable of $44,338.

Our investing activities were $24,170 and $2,488 for the nine months ended September 30, 2017 and September 30, 2016, respectively. Our investing activities for the nine months ended September 30, 2017 and September 30, 2016 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $450,000 for the nine months ended September 30, 2017, which is represented by $450,000 proceeds from issuance of common stock. Our financing activities resulted in a cash inflow of $925,000 for the nine months ended September 30, 2016, which is represented by $875,000 proceeds from issuance of common stock and $50,000 proceeds from shareholder note payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 15, 2017	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)