Form 10-K
period 2017-12-31
Kraig Biocraft Laboratories, Inc
filed 2018-03-23
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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

Large Accelerated Filer [ ]		Accelerated Filer [ ]
Non-Accelerated Filer [ ] Emerging Growth Company [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 was approximately $33,198,595. The aggregate market value was computed by reference to the last sale price ($0.058 price per share) of such common equity as of that date.

As of March 15, 2018, the registrant had 816,847,910 shares of common stock issued and outstanding.

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

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

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

In 2007, the Company entered into the first of a series of collaborative research agreements with the University of Notre Dame (“Notre Dame”). The Company provides financial support to ongoing research and development of transgenic silkworms and the creation of recombinant silk fibers. In exchange, the Company has an option to obtain the exclusive global commercialization rights to the technology developed pursuant to the research effort.

Following the first collative research agreement, the Company entered into successive collaborative research agreements to provide different levels of financial support.  The trend has been for an increase in financial support for the research and development in nearly every successive agreement.  In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement the Company provided approximately $534,000 in financial support. On September 20, 2015, this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016, this agreement was extended to December 31, 2016. In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.  The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding.

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

On October 15, 2013, the Company entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers.  Under the terms of that agreement, the scientific researcher would transfer to the Company his rights of intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk.  The researcher received 8,000,000 common stock warrants from the Company, exercisable 24 months from the date of the agreement.  The researcher would also receive additional warrants when and if the researcher develops advanced recombinant silk fibers for the Company’s use.  Under the terms of the agreement, the researcher would receive 10,000,000 warrants in the event that he develops a new recombinant silk fiber with certain performance characteristics, and another 10,000,000 warrants if he develops a second recombinant silk fiber with certain characteristics.  If the researcher performs the contract in good faith the consultant will be entitled to an additional 8,000,000 warrants on the two year anniversary of the agreement.  The researcher received the 10,000,000 warrants for the creation of a new transgenic meeting performance characteristics and a warrant of 8,000,000 for performance of the contract in good faith. The warrants described above all contain a cashless exercise provision and are exercisable on the 24 month anniversary of the date on which they were issuable under the agreement.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2017, the subsidiary was not yet established and no work has been performed in Vietnam for the year ended December 31, 2017.

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

The global market for technical textiles was estimated at greater than $133 billion in 2015.(1)

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

The Company
Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB. There are 816,847,910 shares of common stock issued and outstanding as of March 13, 2018. Kim Thompson, our founder and CEO, owns approximately 28.18% of the issued and outstanding common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 15, 2018, all of which Kim Thompson owns.

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

We entered into an intellectual property and collaborative research agreement with the University of Notre Dame in 2007. That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production. On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories. In June 2012, we entered into the Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”).  On March 4, 2015 we entered into a new Intellectual Property / Collaborative Research Agreement with University of Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”).  Under the 2015 Notre Dame Research agreement the Company provided approximately $534,000 in financial support.  On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016 this agreement was extended to July 31, 2016. In August 2016 this agreement was extended to December 31, 2016. In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.  The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding. For the year ended December 31, 2017 and 2016, respectively, the Company paid $258,892 and $397,136 in research and development fees.

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

We anticipate making arrangements with the University of Wyoming within the next twelve months to address accrued fees. If we fail to make such arrangements the University of Wyoming could terminate our license agreement. We anticipate that such a termination would result in a loss of three to nine months of research time and result in increased research and development costs in the range of $30,000 to $140,000.

Research and Development
On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2017 and 2016, we have spent approximately 8,200 hours and 7,500 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our outside consultants pursuant to our collaborative research agreement with the University of Notre Dame and our in-house research operations.

Employees
As of the date of this filing, we have 7 employees including Kim Thompson, our sole officer and director and Jonathan R. Rice, our Chief Operating Officer.  We plan to hire more persons on as-needed basis.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

Starting in September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,328 for conference facilities, mail, fax, and reception services located at our principal place of business.

Starting in February of 2015, we rent additional office space in East Lansing, Michigan and currently pay a monthly rent of $432 for office space, conference facilities, mail, fax, and reception services. This lease ended in October of 2017.

Starting in July of 2016, we rent factory space in South Bend, Indiana with a monthly rent of $670. This lease ended in November of 2017.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2017 and 2016 was $7,680 and $0, respectively.

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.  For the year ended December 31, 2017 the Company paid $9,800 for office and manufacturing space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB system under the symbol “KBLB.”  Our CUSIP number is 50075W. On March 14, 2018, the closing bid price of our Common Stock was $0.034 per share.

The following table sets forth the high and low trade information for our common stock for each quarter during the past two years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	Low Price	High Price
Fourth Quarter 2017	$0.034	$0.055
Third Quarter 2017	$0.045	$0.07
Second Quarter 2017	$0.052	$0.08
First Quarter 2017	$0.051	$0.087

Fourth Quarter 2016	$0.04	$0.056
Third Quarter 2016	$0.019	$0.095
Second Quarter 2016	$0.014	$0.025
First Quarter 2016	$0.022	$0.027

Holders

As of March 15, 2018 in accordance with our transfer agent records, we had 31 record holders of our Class A common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On November 7, 2016, the Company issued 12,000 shares with a fair value of $512 ($0.0427/share) to a consultant as consideration for consulting fees owed from April 1, 2016 through October 31, 2016 of $6,000. The issuance of shares resulted in gain on settlement of accounts payable of $5,487.

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

On June 20, 2017 the Company granted 14,745,203 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on July 14, 2017.

On December 27, 2017, the Company granted 14,651,162 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on December 29, 2017.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:
●
We have spent approximately $258,892 between January 2017 and December 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols in 2018. We are currently reviewing plans for research spending for 2018. We expect to continue funding the collaborative research and development at the University of Notre Dame.

●
We expect to spend approximately $13,700 on collaborative research and development at the University of Wyoming over the next twelve months. This level of research spending at the university is also a requirement of our licensing agreement with them.

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
●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we created in 2018.

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

If financing is not available on satisfactory terms, we may be unable to continue our research and development and other operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations for the Years ended December 31, 2017 and 2016.

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2017 as compared to the year ended December 31, 2016, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Year Ended December 31
			Increase (Decrease)	% Change
	2017	2016	Change
NET REVENUES	$97,318	$31,858	65,460	205.47%
OPERATING EXPENSES:
General and Administrative	1,217,050	1,736,918	(519,868)	-29.93%
Professional Fees	322,215	396,125	(73,910)	-18.66%
Officer's Salary	444,596	447,283	(2,687)	-0.60%
Rent - Related Party	10,560	-	10,560	100.00%
Research and Development	258,892	397,136	(138,244)	-34.81%
Total operating expenses	2,253,313	2,977,462	(724,149)	-24.32%
Loss from operations	(2,155,995)	(2,945,604)	789,609	-26.81%
Gain on forgiveness of debt	-	11,191	(11,191)	-100.00%
Interest expense	(177,105)	(139,430)	(37,675)	27.02%
Net Loss	$(2,333,100)	$(3,073,843)	740,743	24.10%

 Net Revenues:  During the year ended December 31, 2017, we realized $97,318 of revenues from our business. During the year ended December 31, 2016, we realized $31,858 of revenues from our business. The change in revenues between the years ended December 31, 2017 and 2016 was $65,460 or 205.47%.  This increase was related to the US Defense Department exercise of our contract option extention and increased funding levels.

Research and development expenses:  During year ended December 31, 2017 we incurred $258,892 research and development expenses. During year ended December 31, 2016 we incurred $397,136 of research and development expenses, a decrease of $138,244 or 34.81% compared with the same period in 2016. The research and development expenses are attributable to the research and development with the Notre Dame University; this increase was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During year ended December 31 2017, we incurred $322,215 professional expenses, which decreased by $73,910 or 18.66% from $396,125 for year ended December 31, 2016. The decrease in professional fees expense was attributable to decreased expenses related to investor relations services during year ended December 31, 2017.

Officers Salary:  During year ended December 31, 2017, officers’ salary expenses decreased to $444,596 or 0.60% from $447,283 for year ended December 31, 2016.

General and Administrative Expense: General and administrative expenses decreased by $519,868 or 29.93% to $1,217,050 for year ended December 31, 2017 from $1,736,918 for year ended December 31, 2016. Our general and administrative expenses for year ended December 31, 2017 consisted of consulting fees of $81,280 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,048,939, Travel of $30,979, office salary of $55,852 for a total of $1,217,050. Our general and administrative expenses for year ended December 31, 2016 consisted of salaries and benefits of $11,088, consulting fees of $23,457, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $1,685,825, and travel of $16,548 for a total of $1,736,918. The primary reason for the decrease in comparing year ended December 31, 2017 to the corresponding period for 2016 was mainly due to general business expenses and warrants issuances for services.

Rent – Related Party:  During the year ended December 31 2017, rent- related party expense increased to $10,560 or 100% from $0 for the year ended December 31, 2016. The increase in rent-related party expense was attributable to the signing on January 23, 2017 an 8 year property lease with the Company’s President.

Gain on Forgiveness of Debt:  Gain on forgiveness of debt decreased by $11,191 from $0 for the year ended December 31, 2017 from $11,191 for the year ended December 31, 2016. The decrease was primarily due to no debt forgiven during the period.

Interest Expense:  Interest expense increased by $37,675 to $177,105 for the year ended December 31, 2017 from $139,430 for the year ended December 31, 2016. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Loss:  Net loss decreased by $740,743, or 24.10%, to a net loss of $2,333,100 for the year ended December 31, 2017 from a net loss of $3,073,843 for the year ended December 31, 2016. This decrease in net loss was driven primarily by decreases in research and development, warrant compensation, and professional fees

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,333,100 during the year ended December 31, 2017, and losses are expected to continue in the near term. The accumulated deficit is $25,719,079 at December 31, 2017. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2017, we had $18,150 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2017 as compared to December 31, 2016, were as follows:

	December 31, 2017	December 31, 2016
Cash	$18,150	$298,859
Accounts receivable	$ 25,872	$31,858
Prepaid expenses	$4,465	$1,074
Total current assets	$48,487	$331,791
Total assets	$114,499	$383,659
Total current liabilities	$3,490,305	$2,744,472
Total liabilities	$3,490,305	$2,744,472

 At December 31, 2017, we had a working capital deficit of $3,441,818, compared to a working capital deficit of $2,412,681 at December 31, 2016. Current liabilities increased to $3,490,305 at December 31, 2017 from $2,744,472 at December 31, 2016, primarily as a result of accounts payable and accrued compensation.

For the year ended December 31, 2017, net cash used in operations of $729,542 was the result of a net loss of $2,333,100 offset by depreciation expense of $20,291, warrants issued to related parties of $17,473, warrants issued to consultants of $848,011, increase in prepaid expenses of $6,658, decrease in accounts receivable of $5,986, an increase of accrued expenses and other payables-related party of $551,237, and an increase in accounts payable of $164,595. For the year ended December 31, 2016, net cash used in operations of $1,011,841 was the result of a net loss of $3,073,843 offset by depreciation expense of $16,974, gain on forgiveness of debt of $11,191, warrants issued to related parties of $193,654, increase in prepaid expenses of $679, an increase of accrued expenses and other payables-related party of $498,640 and a decrease in accounts payable of $16,425.

Net cash used in our investing activities were $31,167 and $2,488 for the year ended December 31, 2017 and December 31, 2016, respectively. Our investing activities for the years ended December 31, 2017 and 2016 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $480,000 for the years ended December 31, 2017, which is represented by $450,000 proceeds from issuance of common stock and $30,000 proceeds from shareholder note payable. Our financing activities resulted in cash inflow of $1,075,000 for the year ended December 31, 2016, which is represented by $1,025,000proceeds from issuance of common stock and $50,000 proceeds from shareholder note payable.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, ("ASU 2016-18") Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Kraig Biocraft Laboratories, Inc.

CONTENTS

PAGE	15	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	16	BALANCE SHEETS AS OF DECEMBER 31, 2017 AND DECEMBER 31, 2016.

PAGE	17	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016.

PAGE	18	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016.

PAGES	19	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2016 TO DECEMBER 31, 2017.

PAGES	20	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and

Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013.

Houston, TX

March 23, 2018

Kraig Biocraft Laboratories, Inc.
Balance Sheets

ASSETS

	December 31, 2017	December 31, 2016
Current Assets
Cash	$18,150	$298,859
Accounts receivable, net	25,872	31,858
Prepaid expenses	4,465	1,074
Total Current Assets	48,487	331,791

Property and Equipment, net	62,494	51,618
Security Deposit	3,518	250

Total Assets	$114,499	$383,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$678,157	$513,562
Note payable - related party	80,000	50,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,666,856	2,115,618
Total Current Liabilities	3,490,305	2,744,472

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
816,847,910 and 773,627,964 shares issued and outstanding, respectively	15,144,722	12,958,757
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 5,778,633 shares, respectively	22,000	279,754
Additional paid-in capital	1,958,751	2,568,855
Accumulated Deficit	(25,719,079)	(23,385,979)

Total Stockholders' Deficit	(3,375,806)	(2,360,813)

Total Liabilities and Stockholders' Deficit	$114,499	$383,659

Kraig Biocraft Laboratories, Inc.
Statements of Operations
	For the Years Ended
	December 31, 2017	December 31, 2016
Revenue	$97,318	$31,858

Operating Expenses
General and Administrative	1,217,050	1,736,918
Professional Fees	322,215	396,125
Officer's Salary	444,596	447,283
Rent - Related Party	10,560	-
Research and Development	258,892	397,136
Total Operating Expenses	2,253,313	2,977,462

Loss from Operations	(2,155,995)	(2,945,604)

Other Income/(Expenses)
Gain on forgiveness of debt	-	11,191
Interest expense	(177,105)	(139,430)
Total Other Income/(Expenses)	(177,105)	(128,239)

Net (Loss) before Provision for Income Taxes	(2,333,100)	(3,073,843)

Provision for Income Taxes	-	-

Net (Loss)	$(2,333,100)	$(3,073,843)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	791,393,428	744,284,497

Kraig Biocraft Laboratories, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Loss	$(2,333,100)	$(3,073,843)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	20,291	16,974
Gain on forgiveness of debt	-	11,191
Imputed interest - related party	2,623	1,425
Stock issuable for services	-	32,850
Warrants issued to consultants	848,011	1,356,230
Warrants issued to related party	17,473	193,654
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(6,658)	(679)
(Increase) Decrease in accounts receivables, net	5,986	(31,858)
Increase in accrued expenses and other payables - related party	551,237	498,640
Increase in accounts payable	164,595	(16,425)
Net Cash Used In Operating Activities	(729,542)	(1,011,841)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(31,167)	(2,488)
Net Cash Used In Investing Activities	(31,167)	(2,488)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	30,000	50,000
Proceeds from issuance of common stock	450,000	1,025,000
Net Cash Provided by Financing Activities	480,000	1,075,000

Net Increase in Cash (decrease)	(280,709)	60,671

Cash at Beginning of Period	298,859	238,188

Cash at End of Period	$18,150	$298,859

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$1,703,115	$1,131,007
Shares issuable in connection with cashless warrant exercise	$-	$224,904
Settlement of accounts payable with stock issuance	$32,850	$808

Kraig Biocraft Laboratories, Inc.
Statement of Changes in Stockholders Deficit
For the years ended December 31, 2017 and 2016
(Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2015	2	$5,217,800	708,068,385	$10,801,942	-	$-	1,122,311	$22,000	$2,373,458	$(20,312,136)	$(1,896,936)

Stock issued for cash ($0.0246/share)	-	-	41,626,276	1,025,000	-	-	-	-	-	-	1,025,000

Stock issued for services ($0.04380/share)	-	-	-	-	-	-	750,000	32,850	-	-	32,850

Imputed interest - related party	-	-	-	-	-	-	-	-	1,425	-	1,425

Grant 6,000,000 warrants for services to related party	-	-	-	-	-	-	-	-	125,053	-	125,053

Warrants issued for services - related party	-	-	-	-	-	-	-	-	68,600	-	68,600

Warrants issued for services	-	-	-	-	-	-	-	-	1,356,230	-	1,356,230

Exercise of 27,500,000 warrants in exchange for stock	-	-	23,909,303	1,131,007	-	-	3,906,322	224,904	(1,355,911)	-	-

Settlement of accounts payable with stock issuance ($0.03367/share)	-	-	24,000	808	-	-	-	-	-	-	808

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(3,073,843)	(3,073,843)

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000	-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$848,011	$-	$848,011

Exercise of 30,000,000 warrants in exchange for stock	-	$-	29,396,365	$1,478,211	-	$-			$(1,478,211)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904	-	$-	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$2,623	$-	$2,623

Net loss for the years ended December 31, 2017	-	$-	-	$-	-	$-	-	$-	$-	$(2,333,100)	$(2,333,100)

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2017 or December 31, 2016.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For December 31, 2017 and December 31, 2016, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2017 and December 31, 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2017	December 31 , 2016
Stock Warrants (Exercise price - $0.001/share)	32,800,000	47,800,000
Convertible Preferred Stock	2	2
Total	32,800,002	47,800,002

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2017	2016

Expected income tax recovery (expense) at the statutory rate of 34%	$793,170	$(1,045,001)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	294,265	534,325
Change in valuation allowance	498,906	510,677

Provision for income taxes	$-	$-

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

The components of deferred income taxes are as follows:

	Years Ended December,
	2017	2016

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	4,334,248	3,835,342
Valuation allowance	(4,334,248)	(3,835,342)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2037.

The net change in the valuation allowance for the year ended December 31, 2017 and 2016 was an increase of $498,906 and $510,677 respectively.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2017 and December 31, 2016 there were no amounts that had been accrued in respect to uncertain tax positions.

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
Notes to Financial Statements
As of December 31, 2017 and 2016

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

 (J) Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

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
As of December 31, 2017 and 2016

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

In November 2016, the FASB issued ASU No. 2016-18, ("ASU 2016-18") Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. We elected as permitted by the standard, to early adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

The 2016 financial statements have been reclassified to conform to the 2017 presentation.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016
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

There were no impairment losses recorded for the years ended December 31, 2017 and 2016.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2017 and December 31, 2016.

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

	December 31, 2017	December 31, 2016
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

 (N) Revenue Recognition

The Company’s revenues are generated primarily from contracts with the U.S. Government. The Company performs work under the cost-plus-fixed-fee contract.  Under the base phase of this contract the Company has produced recombinant spider silk for weaving into ballistic shootpacks.  These shootpack are currently being woven and have not been delivered to the U.S. Government customer.  The Company is also currently working on the awarded option extension to develop new recombinant silks.

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

For the years ended December 31, 2017 and 2016, the Company recognized $97,318 and $31,858 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

 (O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2017 and December 31, 2016, the Company had approximately $0 and $48,859, respectively in excess of FDIC insurance limits.

At December 31, 2017 and December 31, 2016, the Company had a concentration of accounts receivable of:
Customer	December 31, 2017	December 31, 2016
Customer A	100%	100%
Customer A	$ 25,872	$31,858

For the year ended December 31, 2017 and 2016, the Company had a concentration of sales of:
Customer	December 31, 2017	December 31, 2016
Customer A	100%	100%
Customer A	$97,318	$31,858

For the years ended December 31, 2017 and 2016, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,441,818 and stockholders’ deficiency of $3,375,806 and used $729,542 of cash in operations for year ended December 31, 2017.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2017 and December 31, 2016, property and equipment, net, is as follows:

	As of December 31, 2017	As of December 31, 2016
Automobile	$41,805	$41,805
Laboratory Equipment	61,746	39,310
Office Equipment	7,260	6,466
Leasehold Improvements	7,938	-
Less: Accumulated Depreciation	(56,255)	(35,963)
Total Property and Equipment, net	$62,494	$51,618

Depreciation expense for the years ended December 31, 2017 and 2016 was $20,291 and $16,974 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder.  Total loan payable to principal stockholder for the year ended December 31, 2017 is $80,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.   During the year ended December 31, 2016 the Company recorded $1,425 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $856 as of December 31, 2016. During the year ended December 31, 2017 the Company recorded $2,623 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,621 as of December 31, 2017.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016
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

(C) Common Stock Warrants
On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. During the year ended December 31, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

Grant Date
Expected dividends	0%
Expected volatility	78.58%
Expected term	3 years
Risk free interest rate	1.32%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

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

On July 14, 2017 the Company granted 14,745,203 shares in connection with the cashless exercise of the 15,000,000 warrants. (See Note 6 (C)).

Expected dividends	0%
Expected volatility	106.57%
Expected term	2 years
Risk free interest rate	1.15%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

On February 6, 2017 the company issued, the Company issued 4-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.03 per share to a consultant for services rendered. The warrants had a fair value of $44,421, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 6, 2018 as long as the employee remains as full time. Warrants will be exercisable on October 6, 2019, and for a period of 3 years expiring on October 6, 2022. During the year ended December 31, 2017, the Company recorded $5,161 as an expense for warrants issued. On May 2, 2017, the Company cancelled a 750,000 share warrant with a consultant as the consultant was terminated and the option expense was recaptured by the Company.

Expected dividends	0%
Expected volatility	106.40%
Expected term	3 years
Risk free interest rate	1.43%
Expected forfeitures	0%

On June 26, 2017 the company issued, the Company issued 2-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $848,011, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on December 26, 2017, and for a period of 2 years expiring on June 26, 2019. During the year ended December 31, 2017, the Company recorded 848,011 as an expense for warrants issued.

On December 27, 2017, the Company issued of 14,651,162 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on December 29, 2017. (See Note 6 (C)).

Expected dividends	0%
Expected volatility	102.65%
Expected term	2 years
Risk free interest rate	1.38%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2016	47,800,000	$0.001	3.8
Granted	15,750,000	$0.03
Exercised	30,000,000	$0.001
Cancelled/Forfeited	(750,000)	$0.03
Balance, December 31, 2017	32,800,000		3.0
Intrinsic Value	$1,426,800

For the year ended December 31, 2017 the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.5	$2,639,000
$0.04	2,300,000	3.1	$133,400

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

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

NOTE 6    COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an addendum to the employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017.  As of December 31, 2017 and 2016, the accrued salary balance is $1,707,804 and $1,392,042, respectively. (See Note 7).

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

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016.

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

 (B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of September 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from September 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).During the years ended December 31, 2015 the Company issued 24,000 shares with a fair value of $730 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2015 of $12,000. The issuance resulted in gain on settlement of accounts payable of 23,245. During the years ended December 31, 2016, the Company issued 24,000 shares with a fair value of $808 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through October 31, 2016 of $12,000. The issuance resulted in gain on settlement of accounts payable of 11,191.  During the years ended December 31, 2017, the Company did not issue any shares to the consultant. (See Note 5 (B)).

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2017 and December 31, 2016, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of December 31, 2017, the subsidiary was not yet established and no work has been performed in Vietnam as of December 31, 2017.  The Company has not received final governmental approval to implement the agreement.

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
As of December 31, 2017 and 2016

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

On December 4, 2016, the Company entered into an agreement with a consultant to provide investor relations services. The agreement commenced on December 4, 2016 and will continue for twelve months. As consideration for the services performed, the Company will issue 750,000 shares with a fair value of $32,850 ($0.0321/share) to this consultant. For the year ended December 31, 2016, the Company recorded 750,000 as common stock issuable. Shares were subsequently issued on January 25, 2017 (See Note 5).

On June 26, 2017, the Company entered into an agreement with a consultant to provide investor relations services for six months.  As consideration for the services performed, the Company agrees to issue a 2-year warrant to purchase 15,000,000 shares of common stock at a price of $0.001 per share with a cashless exercise provision. On June 26, 2016, the company issued such warrant with a fair value of $848,011. On December 27, 2017, the Company issued of 14,651,162 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on December 29, 2017. (See Note 5 (C)).

 (D) Operating Lease Agreement

Starting in February of 2015, we rent additional office space in East Lansing, Michigan.  In July 2015, the Company signed a new lease for its East Lansing, Michigan office space. On February 1, 2016 the Company signed a six (6) month lease extension for its East Lansing office. In July 2016 the Company signed a twelve (12) month lease extension for its East Lansing office. The Company pays an annual rent of $5,187 for office space, conference facilities, mail, fax, and reception services. In July 2017 the Company signed a twelve (12) month lease extension for its East Lansing office. The Company pays an annual rent of $4,804.68 for office space, conference facilities, mail, fax, and reception services. In October 2017 the Company ended this lease.

Starting in September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,328 for conference facilities, mail, fax, and reception services located at our principal place of business.

On June 29, 2016 the Company signed a twelve (12) month lease for new office space in Vietnam. The Company pays an annual rent of $2,329 for office space and reception services. The company ended this lease on June 29, 2017.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

On July 19, 2016 the Company signed a month to month lease for a production facility in Indiana. The Company pays a monthly rent of $670 for office space light industrial manufacturing space. In November 2017 the Company ended this lease.

 Rent expense for the year ended December 31, 2017 and 2016 was $19,800 and $9,845, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2017 and 2016 was $7,680 and $0, respectively (See Note 7).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.  For the year ended December 31, 2017 the Company paid $9,800 for office and manufacturing space.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623.

  On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017.  As of December 31, 2017 and 2016, the accrued salary balance is $1,707,804 and $1,392,042, respectively.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016.

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

On January 1, 2016, the Company issued 3-year warrant for 6,000,000 shares to a related party, with an exercise price of $0.001 per share. The warrants were granted for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vesting on February 20, 2017, and will be exercisable on February 20, 2018, and for a period expiring on February 20, 2021. During the year ended December 31, 2017, the Company recorded $17,473 as an expense for warrants issued to related party.

Kraig Biocraft Laboratories, Inc.
Notes to Financial Statements
As of December 31, 2017 and 2016

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder.  Total loan payable to principal stockholder for the year ended December 31, 2017 is $80,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.   During the year ended December 31, 2016 the Company recorded $1,425 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $856 as of December 31, 2016.  During the year ended December 31, 2017 the Company recorded $2,623 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,621 as of December 31, 2017.

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

 As of December 31, 2017 and December 31, 2016, there was $184,439 and $187,756, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

 As of December 31, 2017 there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2017 and 2016 was $10,560 and $0, respectively.

 As of December 31, 2017, the Company owes $1,707,804 in accrued salary to principal stockholder, $23,354 to the Company’s COO, and $3,554 to its office employees.

As of December 31, 2016, the Company owes $1,392,041 in accrued salary to principal stockholder, $20,000 to the Company’s COO, and $421 to its intern.

The Company owes $65,292 in royalty payable to related party as of December 31, 2017 and December 31, 2016.

NOTE 8    SUBSEQUENT EVENTS

 In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 23, 2018, the date the financial statements were available to be issued.

 On January 8, 2018, the Company received $100,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for an employee.

On February 9, 2018, the Company issued a warrant for 3,000,000 share of common stock to a consultant for services rendered.

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved.

On March 5, 2018, the Company issued a board resolution authorizing investment in a Vietnamese subsidiary and appointing a representative for the subsidiary.

On March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

On  March 15, 2018, the Company received $15,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–
Lack of internal audit function. During 2017, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded.  Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–
No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2017, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

–
  Lack of controls over related party transactions:  As of December 31, 2017, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED

Kim Thompson	56	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	38	Chief Operating Officer	January 20, 2015

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

JONANTHAN R. RICE

Jonathan R. Rice had worked at Ultra Electronics, Adaptive Materials Inc., a Michigan company (“UEA”) since 2002. At UEA, he worked as the Director of Advanced Technologies, where he was responsible for new products development and commercialization. He was also the Corporate Facility Security Officer for UEA since 2006, where Mr. Rice ensured UEA’s compliance with federal regulations under the National Industrial Security Program Operating Manual and completed its annual security audit. During 2004 through 2007 while working as an Engineering Manager at UEA, Mr. Rice, among other things, led the design and development of multiple fuel cell and power management systems, established a team to identify and eliminate production and performance limitation, authored technical progress and final reports for customers and provided training to military personnel on use of fuel cell systems. From 2002 through 2005, Mr. Rice had also served as UEA’s Production Manager in charge of developing manufacturing process and techniques and sourcing the production equipment for UEA’s products. Mr. Rice graduated from Michigan Technological University in 2002 with a degree of Bachelors of Science Chemical Engineering. Mr. Rice received his Masters of Business Administration at Michigan State University in 2016.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2017, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2017 and 2016 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Kim Thompson President, CEO, CFO and Director	2017	$315,762						$47,140	(1)	$362,902
	2016	$297,889	$59,578	$0	$0	$0	$0	$44,609	(2)	$402,076
Jonathan R. Rice COO	2017	$124,834	$4,000	$0	$17,473	$0	$0	$16,970	(3)	$163,277
	2016	$125,393	$24,000	$0	$125,053	$0	$0	$17,215	(4)	$291,661

1)
In 2017, Kim Thompson received $31,997 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us. In 2017, Kim Thompson received $15,143 in reimbursement for office and travel related expenses.

2)
In 2016, Kim Thompson received $29,613 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us. In 2016, Kim Thompson received $14,996 in reimbursement for office and travel related expenses.

3)	In 2017, Jonathan Rice received $15,930 in medical insurance and medical reimbursement, $1,040 in phone service expenses, pursuant to an employment agreement entered into with us.
4)
In 2016, Jonathan Rice received $10,925 in medical insurance and medical reimbursement, $1,040 in phone service expenses, and $ 5,250 in tuition reimbursements pursuant to an employment agreement entered into with us.

Employment Agreements

CEO

On November 10, 2010, the Company entered into a five-year employment agreement with the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, effective as of January 1, 2011.  The agreement renews annually so that at all times, the term of the agreement was five years. On January 1, 2017 this agreement renewed.  Pursuant to this agreement, the Company will pay an annual base salary of $210,000 for the period January 1, 2011 through December 31, 2011. Base pay will be increased each January 1st, for the subsequent twelve month periods by six percent. The officer will also be entitled to life, disability, health and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. The agreement also calls for the retention of the executive as a consultant following the termination of employment with compensation during such consultancy based upon the Company reaching certain milestones:

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

COO

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement.  Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016.  For the twelve months ended December 31, 2015 the Company recorded $121,448 for the warrants issued to related party.

On January 1, 2016, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement. Additionally, on August 4, 2016, the Company issued a performance retention bonus to Mr. Rice of $20,000 which is payable on March 31, 2018.  For the twelve months ended December 31, 2016 the Company recorded $125,053 for the warrants issued to related party.

The Company extended the January 1, 2016 agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the "COO Employment Agreement") to a term ending on January 31, 2019. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc.  For the twelve months ended December 31, 2017 the Company recorded $17,473 for the warrants issued to related party.

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
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	230,266,109	(2)	28.18%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	Jonathan R. Rice	11,000,000	(3)	1.34%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	All executive officers and directors as a group (2 Person)	241,266,109		29.52%

Series A Preferred Stock	Kim Thompson	2		100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%
_______________

(1) The percent of class is based on 816,847,910 shares of our Class A common stock issued and outstanding as of the date of this report.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On December 19, 2013, the Company issued to the CEO two shares of Series A Preferred Stock, with each share entitles the CEO to 200,000,000 votes on all matters.  Each share of Series A Preferred Stock is convertible into one share of common stock and has the same right to normal dividends as a common share but has no other right to distributions. Such shares of Series A Preferred Stock was issued to the CEO in consideration for the CEO’s agreement to extend the Company’s repayment of the debts owed to him to October 30, 2014 and to forgive $30,000 compensation that the Company owed to him.  On March 25, 2015, with agreement of the CEO not to request repayment before July 1, 2015, the Company extended the repayment period to begin no sooner than July 31, 2016.  No changes to this agreement were made in 2017 and the Company has not repaid this debt.

As of December 31, 2017 and December 31, 2016, the Company owed $1,707,804 and $1,392,042, respectively, in accrued salary and accrued payroll taxes to principal stockholder. As of December 31, 2017, no accrued salary has been converted to Class A Common Stock.

As of December 31, 2017 and December 31, 2016, there was $249,731 and $187,756, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of December 31, 2016, there was $561,245 of accrued interest- related party and $15,531 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

As of December 31, 2017, there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

The Company owes $65,292 in royalty payable to related party for the year ended December 31, 2017 and December 31, 2016.

On June 6, 2016 the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder.  Total loan payable to principal stockholder for the year ended December 31, 2017 is $80,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand. The Company recorded accrued interest payable of $1,621 as of December 31, 2017.  In addition, the Company recorded $1,425 as an in-kind contribution of interest related to the loan for the year ended December 31, 2016. During the year ended December 31, 2017 the Company recorded $2,623 as an in-kind contribution of interest related to the loan.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2017	2016
Audit Fees	$17,900	$18,800
Audit-Related Fees	-	-
Tax Fees	$27,352	-
All Other Fees	-	-
Total	$45,252	$18,800

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $17,900 and $18,800 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees
For the Company’s fiscal year ended December 31, 2016, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning. For the Company’s fiscal year ended December 31, 2017, we were billed approximately $27,352 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits
EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.2	Securities Purchase Agreement between Kraig Biocraft Laboratories and Worth Equity Fund, L.P. and Mutual Release (1)

10.3	Securities Purchase Agreement between Kraig Biocraft Laboratories and Lion Equity (1)

10.4	Amended Letter Agreement, dated September 14, 2009, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (3)

10.5	Exclusive License Agreement, effective as of May 8, 2006, by and between The University of Wyoming and Kraig Biocraft Laboratories, Inc. (2)

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

Kraig Biocraft Laboratories, Inc.

Dated: March 23, 2018	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS ANNUAL REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer, Chief Financial Officer and Sole Director	March 23, 2018
Kim Thompson