Form 10-Q
period 2018-03-31
Kraig Biocraft Laboratories, Inc
filed 2018-05-11
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 816,883,910 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Balance Sheets

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Current Assets
Cash	$48,523	$18,150
Accounts receivable, net	40,993	25,872
Prepaid expenses	4,465	4,465
Total Current Assets	93,981	48,487

Property and Equipment, net	62,353	62,494
Security deposit	3,518	3,518

Total Assets	$159,852	$114,499

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$663,309	$678,157
Note payable - related party	195,000	80,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,816,269	2,666,856
Total Current Liabilities	3,739,870	3,490,305

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
816,847,910 and 816,847,910 shares issued and outstanding, respectively	15,144,722	15,144,722
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,033,468	1,958,751
Accumulated Deficit	(25,998,008)	(25,719,079)

Total Stockholders' Deficit	(3,580,018)	(3,375,806)

Total Liabilities and Stockholders' Deficit	$159,852	$114,499

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$108,629	$-

Operating Expenses
General and Administrative	181,654	151,645
Professional Fees	17,850	75,987
Officer's Salary	112,676	110,722
Rent - Related Party	2,880	1,920
Research and Development	20,127	114,190
Total Operating Expenses	335,187	454,464

Loss from Operations	(226,558)	(454,464)

Other Income/(Expenses)
Interest expense	(52,371)	(40,147)
Total Other Income/(Expenses)	(52,371)	(40,147)

Net (Loss) before Provision for Income Taxes	(278,929)	(494,611)

Provision for Income Taxes	-	-

Net (Loss)	$(278,929)	$(494,611)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	816,847,910	778,836,003

Kraig Biocraft Laboratories, Inc. Condensed Statement of Changes in Stockholders Deficit For the three months ended March 31, 2018 (Unaudited)

								Common Stock -
								Class A Shares
	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	#	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000		-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-		-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-		-	$-	-	$-	$848,011	$-	$848,011

Exercise of 30,000,000 warrants in exchange for stock	-	$-	29,396,365	$1,478,211		-	$-			$(1,478,211)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904		-	$-	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850		-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-		-	$-	-	$-	$2,623	$-	$2,623

Net loss for the years ended December 31, 2017	-	$-	-	$-		-	$-	-	$-	$-	$(2,333,100)	$(2,333,100)

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	#	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-		-	$-	-	$-	$72,575	$-	$72,575

Imputed interest - related party	-	$-	-	$-		-	$-	-	$-	$2,142	$-	$2,142

Net loss for the quarter ended March 31, 2018	-	$-	-	$-		-	$-	-	$-	$-	$(278,929)	$(278,929)

Balance, March 31, 2018	2	$5,217,800	816,847,910	$15,144,722	#	-	$-	1,122,311	$22,000	$2,033,468	$(25,998,008)	$(3,580,018)

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	For three months ended March 31,

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(278,929)	$(494,611)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,396	4,275
Imputed interest - related party	2,142	-
Warrants issued to consultants	72,575	5,161
Warrants issued to related party	-	17,472
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	-	537
(Increase) Decrease in accounts receivables, net	(15,121)	31,858
Increase in accrued expenses and other payables - related party	149,413	137,601
(Decrease) Increase in accounts payable	(14,848)	104,091
Net Cash Used In Operating Activities	(78,372)	(193,616)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(6,255)	(1,387)
Net Cash Used In Investing Activities	(6,255)	(1,387)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	115,000	-
Proceeds from issuance of common stock	-	150,000
Net Cash Provided by Financing Activities	115,000	150,000

Net Increase in Cash	30,373	(45,003)

Cash at Beginning of Period	18,150	298,859

Cash at End of Period	$48,523	$253,856

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$224,904

  Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

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

(C) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2018 or December 31, 2017.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For March 31, 2018 and March 31, 2017, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2018 and March 31, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2018	March 31, 2017
Stock Warrants (Exercise price - $0.001/share)	36,400,000	48,550,000
Convertible Preferred Stock	2	2
Total	36,400,002	48,550,002

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
As of March 31, 2018 and 2017

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2018 and December 31, 2017 there were no amounts that had been accrued in respect to uncertain tax positions.

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
As of March 31, 2018 and 2017

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
As of March 31, 2018 and 2017

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

The 2017 financial statements have been reclassified to conform to the 2018 presentation.

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

There were no impairment losses recorded for the three months ended March 31, 2018 and 2017.

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
As of March 31, 2018 and 2017

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2018 and December 31, 2017.

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

	March 31, 2018	December 31, 2017
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

For the three months ended March 31, 2018 and 2017, the Company recognized $108,629 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration.

 (O) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2018 and December 31, 2017, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

At March 31, 2018 and December 31, 2017, the Company had a concentration of accounts receivable of:
Customer	March 31, 2018	December 31, 2017
Customer A	100%	100%
Customer A	$40,993	$25,872

For the three months ended March 31, 2018 and 2017, the Company had a concentration of sales of:
Customer	March 31, 2018	March31, 2017
Customer A	100%	0%
Customer A	$108,629	$--

For the three months ended March 31, 2018 and 2017, the Company booked $0 and $0 for doubtful accounts.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017
NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $3,645,889 and stockholders’ deficiency of $3,580,018 and used $78,372 of cash in operations for three months ended March 31, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment, net, is as follows:

	As of March 31, 2018	December 31, 2017
Automobile	$41,805	$41,805
Laboratory Equipment	68,002	61,746
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(62,652)	(56,255)
Total Property and Equipment, net	$62,353	$62,494

Depreciation expense for the three months ended March 31, 2018 and 2017 was $6,397 and $4,275 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. Additionally on January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  Total loan payable to principal stockholder for as of March 31, 2018 is $195,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the three months ended March 31, 2018 the Company recorded $2,142 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,330. During the three months ended March 31, 2017, the Company recorded accrued interest payable of $1,330.

NOTE 5 STOCKHOLDERS' DEFICIT

(A)       Common Stock Issued for Cash

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
As of March 31, 2018 and 2017
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
As of March 31, 2018 and 2017

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

On February 9, 2018 the company issued, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the three months ended March 31, 2018, the Company recorded 52,660 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 years
Risk free interest rate	2.26%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

On March 20, 2018 the company issued, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 22. During the three months ended March 31, 2018, the Company recorded 19,915 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	32,800,000		3.0
Granted	3,600,000	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, March 31, 2018	36,400,000		3.5
Intrinsic Value	$1,146,600

For the three months ended March 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	3.7	$979,650
$0.056	3,000,000	3.4	$94,500
$0.04	2,300,000	3.4	$72,450

For the year ended December 31, 2017 the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.5	$2,639,000
$0.04	2,300,000	3.1	$133,400

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

NOTE 6    COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an addendum to the employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017.  On January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of March 31, 2018 and December 31, 2017, the accrued salary balance is $1,791,481 and $1,707,804, respectively. (See Note 7).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vests on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for an employee, additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

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
As of March 31, 2018 and 2017

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

(B)Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of September 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from September 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).During the years ended December 31, 2015 the Company issued 24,000 shares with a fair value of $730 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2015 of $12,000. The issuance resulted in gain on settlement of accounts payable of 23,245. During the years ended December 31, 2016, the Company issued 24,000 shares with a fair value of $808 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through October 31, 2016 of $12,000. The issuance resulted in gain on settlement of accounts payable of 11,191.  During the three months ended March 31, 2018 and during the year ended December 31, 2017, the Company did not issue any shares to the consultant.  (See Note 5 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of March 31, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. As of March 31, 2018 the Company recorded interest expense and related accrued interest payable of $3,113.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding. As of March 31, 2018 no new agreement has been signed.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. As of March 31, 2018, the subsidiary was not yet established and no work has been performed in Vietnam as of March 31, 2018.

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
As of March 31, 2018 and 2017

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

On February 9, 2018, the Company issued a 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the three months ended March 31, 2018, the Company recorded 52,660 as an expense for warrants issued (See Note 5 (C)).

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the three months ended March 31, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 5 (C)).

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

 Rent expense for the three months ended March 31, 2018 and 2017 was $10,382 and $2,404, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2018 was $2,880 and $1,920, respectively (See Note 7).

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

 NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of March 31, 2018, the Company recorded interest expense and related accrued interest payable of $3,113.

  On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018.  As of March 31, 2018 and December 31, 2017, the accrued salary balance is $1,791,481 and $1,707,804, respectively.

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as its Chief Operating Officer. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The warrant fully vests on October 28, 2016. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for an employee. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

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

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. Additionally on January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  Total loan payable to principal stockholder for as of March 31, 2018 is $195,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the three months ended March 31, 2018 the Company recorded $2,142 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,330. During the three months ended March 31, 2017, the Company recorded accrued interest payable of $1, 256.

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Financial Statements (Unaudited)
As of March 31, 2018 and 2017

As of March 31, 2018 and December 31, 2017, there was $202,300 and $184,439, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

 As of March 31, 2018 there was $780,556 of accrued interest- related party and $20,932 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2017 there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2018 was $2,880 and $1,920, respectively.

As of March 31, 2018, the Company owes $1,791,481 in accrued salary to principal stockholder, $21,000 to the Company’s COO, and $2,343 to its office employees.

As of December 31, 2017, the Company owes $1,707,804 in accrued salary to principal stockholder, $23,354 to the Company’s COO, and $3,554 to its office employees.

The Company owes $65,292 in royalty payable to related party as of March 31, 2018 and December 31, 2017.

NOTE 8    SUBSEQUENT EVENTS

On April 1, 2018, the Company ended a consulting agreement with one of its scientific advisors.

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through March 31, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924.

On April 24, 2018, the Company reported that it had received its investment registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd.

On April 26, 2018, the Company received $20,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On May 1, 2018, the Company reported that it had received its enterprise registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2017 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2017 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols in 2018. We spent approximately $190,988 between January 2017 and September 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. We are currently reviewing plans for research spending for 2018. We expect to continue funding the collaborative research and development of high strength polymers at the University of Notre Dame

●
We expect to spend approximately $13,700 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months. This level of research spending at the university is also a requirement of our licensing agreement with the university.

●
We will prepare to launch operations in Vietnam according to our investment and enterprise registration certificates and with a focus on scaling our production of recombinant spider silk to commercial levels.

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

●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2018.

●	We plan to pursue additional alternative locations for the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM

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

Three months ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Quarter Ended
	March 31,
	2018	2017	Change	% Change
NET REVENUES	$108,629	$-	108,629	100.00%
OPERATING EXPENSES:
General and Administrative	181,654	151,645	30,009	19.79%
Professional Fees	17,850	75,987	(58,137)	-76.51%
Officer's Salary	112,676	110,722	1,954	1.76%
Rent - related party	2,880	1,920	960	100.00%
Research and Development	20,127	114,190	(94,063)	-82.37%
Total operating expenses	335,187	454,464	(119,277)	-26.25%
Loss from operations	(226,558)	(454,464)	227,906	-50.15%
Interest expense	(52,371)	(40,147)	(12,224)	30.45%
Net Loss	$(278,929)	$(494,611)	215,682	-43.61%

Net Revenues:  During the three months ended March 31, 2018, we realized $108,629 of revenues from our business. During the three months ended March 31, 2017, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2018 and 2017 was $108,629 or 100%.

Cost of Revenues:  Costs of revenues for the three months ended March 31, 2018 were $0, as compared to $0 for the three months ended March 31, 2017, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2018, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2017, a change of $0 or 0%.

Research and development expenses:  During the three months ended March 31, 2018 we incurred $20,127 research and development expenses. During the three months ended March 31, 2017 we incurred $114,190 of research and development expenses, a decrease of $94,063 or 82.37 % compared with the same period in 2018.  This decrease is attributable to insourcing research efforts and reduced materials purchases.

Professional Fees:  During the three months ended March 31, 2018, we incurred $17,850 professional expenses, which decreased by $58,137 or (76.51%) from $75,987 for the three months ended March 31, 2017.  This decrease is attirbutable to a decrease in outside legal feel for patent filings.

Officers Salary:  During the three months ended March 31, 2018, officers’ salary expenses increased to $112,676 or 1.76% from $110,722 for the three months ended March 31, 2017. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses increased by $30,009 or 19.79% to $181,654 for the three months ended March 31, 2018 from $151,645 for the three months ended March 31, 2017. Our general and administrative expenses for the three months ended March 31, 2018 consisted of consulting fees of $3,688 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $148,149, Travel of $818 and office salary of $28,999, for a total of $181,654. General and administrative expenses increased by $33,778 or 28.66% to $151,645 for the three months ended March 31, 2017 from $117,867 for the three months ended March 31, 2016. Our general and administrative expenses for the three months ended March 31, 2017 consisted of consulting fees of $48,712 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $78,798, Travel of $19,307 and office salary of $4,828, for a total of $151,645.

              Rent – Related Party:  During the three months ended March 31, 2018, rent- related party expense increased to $2,880 or 50% from $1,920 for the three months ended March 31, 2017. The increase in rent-related party expense was attributable to the signing on January 23, 2017 an 8 year property lease with the Company’s President.

Interest Expense:  Interest expense increased by $12,224 to $52,371 for the three month period ended March 31, 2018 from $40,147 for the three month period ended March 31, 2017. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $215,682, or 43.61%, to a net loss of $278,929 for the three month period ended March 31, 2018 from a net loss of $494,611 for the three month period ended March 31, 2017. This decrease in net loss was driven primarily by decreases in professional fees and research and development expenses.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $278,929 during the three months ended March 31, 2018, and losses are expected to continue in the near term. The accumulated deficit is $25,998,008 at March 31, 2018. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. Other factors include, without limitation, risks associated with the commercialization and production of a new and unique product. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2018, we had $48,523 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2018 as compared to December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Cash	$48,523	$18,150
Accounts receivable	$40,993	$25,872
Prepaid expenses	$4,665	$4,465
Total current assets	$93,981	$48,487
Total assets	$159,852	$114,499
Total current liabilities	$3,739,870	$3,490,305
Total liabilities	$3,739,870	$3,490,305

 As of March 31, 2018, we had a working capital deficit of $3,645,889, compared to a working capital deficit of $3,441,818 at December 31, 2017. Current liabilities increased to $3,739,870 at March 31, 2018 from $3,490,305 at December 31, 2017, primarily as a result of accounts payable and accrued compensation.

For the three months ended March 31, 2018, net cash used in operations of $78,372 was the result of a net loss of $278,929 offset by depreciation expense of $6,396, warrants issued to related parties of $0, warrants issued to consultants of $72,575, change in prepaid expenses of $0, increase in accounts receivable of $15,121, an increase of accrued expenses and other payables-related party of $149,413 and a decrease in accounts payable of $14,848. For the three months ended March 31, 2017, net cash used in operations of $193,616 was the result of a net loss of $494,611 offset by depreciation expense of $4,275, warrants issued to related parties of $5,161, warrants issued to consultants of $17,472, decrease in prepaid expenses of $537, decrease in accounts receivable of $31,858, an increase of accrued expenses and other payables-related party of $137,601 and an increase in accounts payable of $104,091.

Our investing activities were $6,255 and $1,387 for the three months ended March 31, 2018 and March 31, 2017, respectively. Our investing activities for the three months ended March 31, 2018 and March 31, 2017 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $115,000 for the three months ended March 31, 2018, which is represented by $115,000 proceeds from note payable – related party. Our financing activities resulted in cash inflow of $150,000 for the three months ended March 31, 2017, which is represented by $150,000 proceeds from issuance of common stock.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. No remediation has been made in this quarter since, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we have not yet commercialized a recombinant fiber and, therefore do not yet have sufficient cash flow to carry out our remediation plans.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 8, 2018	By:	/ s / Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)