Form 10-Q
period 2018-06-30
Kraig Biocraft Laboratories, Inc
filed 2018-08-10
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, there were 816,883,910 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements:	3

Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2018 and 2017	4

Condensed Statements of Stockholders’ Deficit (Unaudited) for the three and six months ended June 30, 2018 and the year ended December 31, 2017 (Audited)	5

Condensed Statements of Cash Flows (Unaudited) for the six month periods ended June 30, 2018 and 2017	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II OTHER INFORMATION	26

Item 1. Legal proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other information	27

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc.
Balance Sheets

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Current Assets
Cash	$34,435	$18,150
Accounts receivable, net	114,000	25,872
Prepaid expenses	4,465	4,465
Total Current Assets	152,900	48,487

Property and Equipment, net	57,018	62,494
Security deposit	3,518	3,518

Total Assets	$213,436	$114,499

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$697,202	$678,157
Note payable - related party	245,000	80,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	2,970,845	2,666,856
Total Current Liabilities	3,978,339	3,490,305

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
816,883,910 and 816,847,910 shares issued and outstanding, respectively	15,145,798	15,144,722
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,036,097	1,958,751
Accumulated Deficit	(26,186,598)	(25,719,079)

Total Stockholders' Deficit	(3,764,903)	(3,375,806)

Total Liabilities and Stockholders' Deficit	$213,436	$114,499

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$152,230	$-	$260,859	$-

Operating Expenses
General and Administrative	99,294	904,866	280,948	1,056,511
Professional Fees	30,326	146,922	48,176	222,909
Officer's Salary	121,762	109,958	234,438	220,680
Rent - Related Party	2,880	2,880	5,760	4,800
Research and Development	50,894	51,417	71,021	165,607
Total Operating Expenses	305,156	1,216,043	640,343	1,670,507

Loss from Operations	(152,926)	(1,216,043)	(379,484)	(1,670,507)

Other Income/(Expenses)
Gain on forgiveness of debt	19,924	-	19,924	-
Interest expense	(55,588)	(43,830)	(107,959)	(83,977)
Total Other Income/(Expenses)	(35,664)	(43,830)	(88,035)	(83,977)

Net (Loss) before Provision for Income Taxes	(188,590)	(1,259,873)	(467,519)	(1,754,484)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(188,590)	$(1,259,873)	$(467,519)	$(1,754,484)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	816,881,536	783,593,269	816,864,816	781,227,778

Kraig Biocraft Laboratories, Inc.
Condensed Statement of Changes in Stockholders Deficit
For the six months ended June 30, 2018
(Unaudited)
							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000	-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$848,011	$-	$848,011

Exercise of 30,000,000 warrants in exchange for stock	-	$-	29,396,365	$1,478,211	-	$-			$(1,478,211)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904	-	$-	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$2,623	$-	$2,623

Net loss for the years ended December 31, 2017	-	$-	-	$-	-	$-	-	$-	$-	$(2,333,100)	$(2,333,100)

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$4,771	$-	$4,771

Net loss for the quarter ended June 30, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(467,519)	$(467,519)

Balance, June 30, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,036,097	$(26,186,598)	$(3,764,903)

Kraig Biocraft Laboratories, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(467,519)	$(1,754,484)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,035	8,714
Gain on forgiveness of debt	(19,924)	-
Imputed interest - related party	4,771	1,240
Warrants issued to consultants	72,575	848,011
Warrants issued to related party	-	17,472
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	-	1,074
(Increase) Decrease in accounts receivables, net	(88,128)	31,858
Increase in accrued expenses and other payables - related party	303,985	277,368
(Decrease) Increase in accounts payable	40,049	67,822
Net Cash Used In Operating Activities	(141,156)	(500,925)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(7,559)	(19,174)
Net Cash Used In Investing Activities	(7,559)	(19,174)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	165,000	-
Proceeds from issuance of common stock	-	450,000
Net Cash Provided by Financing Activities	165,000	450,000

Net Increase in Cash	16,285	(70,099)

Cash at Beginning of Period	18,150	298,859

Cash at End of Period	$34,435	$228,760

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$405,296
Settlement of accounts payable with stock issuance	$1,076	$-
Shares issued from stock payable	-	$32,850

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

(B) Foreign Currency

The assets and liabilities of Prodigy Textiles, CO, whose functional currency is the Vietnamese Dong, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

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

(D) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2018 or December 31, 2017.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For June 30, 2018 and June 30, 2017, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2018 and March 31, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2018	June 30, 2017
Stock Warrants (Exercise price - $0.001/share)	36,400,000	47,800,000
Convertible Preferred Stock	2	2
Total	36,400,002	47,800,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2018 and December 31, 2017 there were no amounts that had been accrued in respect to uncertain tax positions.

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

(J) Equipment

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

There were no impairment losses recorded for the six months ended June 30, 2018 and 2017.

(K) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2018 and December 31, 2017.

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

	June 30, 2018	December 31, 2017
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

 (L) Revenue Recognition

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

For the six months ended June 30, 2018 and 2017, the Company recognized $260,859 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration.  The Company has requested an extension of this contract option period through December 2018.

 (M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2018 and December 31, 2017, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

At June 30, 2018 and December 31, 2017, the Company had a concentration of accounts receivable of:
Customer	June 30, 2018	December 31, 2017
Customer A	100%	100%
Customer A	$114,000	$25,872

For the six months ended June 30, 2018 and 2017, the Company had a concentration of sales of:
Customer	June 30, 2018	June 30, 2017
Customer A	100%	0%
Customer A	$260,859	$--

For the six months ended June 30, 2018 and 2017, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $3,825,439 and stockholders’ deficiency of $3,764,903 and used $141,156 of cash in operations for six months ended June 30, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment, net, is as follows:

	As of June 30, 2018	December 31, 2017
Automobile	$41,805	$41,805
Laboratory Equipment	69,306	61,746
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(69,291)	(56,255)
Total Property and Equipment, net	$57,018	$62,494

Depreciation expense for the six months ended June 30, 2018 and 2017 was $13,036 and $8,714 respectively.

Depreciation expense for the three months ended June 30, 2018 and 2017 was $6,639 and $4,339 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, and $15,000 on June 21, 2018 and $15,000 on June 29, 2018.  Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of June 30, 2018 is $245,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the six months ended June 30, 2018 the Company recorded $4,771 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $2,933.  During the six months ended June 30, 2017, the Company recorded accrued interest payable of $1,225 and $1,240 as an in-kind contribution of interest related to the loan.

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

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through June 30, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924 (See Note 6(B)).

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

On February 9, 2018 the company issued, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the six months ended June 30, 2018, the Company recorded 52,660 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 years
Risk free interest rate	2.26%
Expected forfeitures	0%

On March 20, 2018 the company issued, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 22. During the six months ended June 30, 2018, the Company recorded 19,915 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	32,800,000		3.0
Granted	3,600,000	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, June 30, 2018	36,400,000		3.5
Intrinsic Value	$1,146,600

For the six months ended June 30, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	3.7	$979,650
$0.056	3,000,000	3.4	$94,500
$0.04	2,300,000	3.4	$72,450

For the year ended December 31, 2017 the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.5	$2,639,000
$0.04	2,300,000	3.1	$133,400

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

NOTE 6    COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an addendum to the employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017.  On January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of June 30, 2018 and December 31, 2017, the accrued salary balance is $1,875,158 and $1,707,804, respectively. (See Note 7).

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

(B) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  As of September 30, 2011, the Company had accrued $17,000 of accounts payable for the services provided of which was paid in common stock on July 1, 2009.  As of September 30, 2011 the Company issued 280,000 shares of common stock in exchange for $14,000 of accounts payable for the services performed.  On March 19, 2014, the Company entered into a five year consulting agreement for general advisor and consulting services.  As consideration for the services performed, the Company agrees to pay the consultant a fee of $1,000 per month.  At the Company’s option, said consulting fee may be paid to the consultant in the form of Company stock based upon the greater of $0.50/share or the average of the closing price of the Company’s common stock over the five days preceding such stock issuance.  On March 28, 2014, the Company issued 44,000 shares of common stock as consideration for consulting fees owed from September 1, 2012 through March 31, 2014. On October 9, 2014 the Company issued 12,000 shares with a fair value of $484 ($0.0403/share) to a consultant as consideration for consulting fees owed from April 1, 2014 through September 30, 2014 of $12,000.  The issuance of shares resulted in gain on settlement of accounts payable of $11,516. The consultant also received a bonus of 4,000 shares with a fair value of $161 ($0.0403/share).During the years ended December 31, 2015 the Company issued 24,000 shares with a fair value of $730 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2015 of $12,000. The issuance resulted in gain on settlement of accounts payable of 23,245. During the years ended December 31, 2016, the Company issued 24,000 shares with a fair value of $808 ($0.03367/share) to a consultant as consideration for consulting fees owed from October 1, 2015 through October 31, 2016 of $12,000. The issuance resulted in gain on settlement of accounts payable of 11,191.  On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through June 30, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924. On April 1, 2018, the Company ended the consulting agreement and no additional compensation will be issued.  (See Note 5 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  In consideration of the Company issuing either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, the one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in accrued expenses- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008 the officer extended the due date to December 31, 2008.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  The due date was extended to March 31, 2011.  On September 8, 2009, a payment of $15,000 was paid to the officer. An additional payment of $10,000 was made on October 19, 2009 and December 1, 2009, respectfully.  Additionally, the accrued expenses are accruing 7% interest per year. On January 15, 2010 an additional payment of $10,000 was made.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the quarter ending September 30, 2012 an additional payment of $1,000 was made.  During the year ended December 31, 2013, an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of June 30, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. As of June 30, 2018 the Company recorded interest expense and related accrued interest payable of $3,603.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  The agreement covers ongoing research and development work performed by the university at the Company’s behest and with the Company’s assistance. On March 4, 2015, the Company entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the duration of the agreement through March 2016. Pursuant to the terms of the agreement, the Company will be required to pay approximately $534,000 for research and development over the two-year period. For the year ended December 31, 2016 and 2015, respectively, the company recorded $397,136 and $432,008 in research and development fees. On September 20, 2015 this agreement was amended to increase the total funding by approximately $179,000. In February 2016, this agreement was extended to July 31, 2016. In August 2016 this agreement was amended to increase the total funding by approximately $175,000 and the duration of this agreement was extended to December 31, 2016.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.The Company anticipates negotiating a new Collaborative Research Agreement with the University of Notre Dame for 2018 at reduced levels of funding. As of June 30, 2018 no new agreement has been signed.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. On April 24, 2018, the Company reported that it had received its investment registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd.  On May 1, 2018, the Company reported that it had received its enterprise registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd

(C) Consulting Agreement

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

On February 9, 2018, the Company issued a 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the six months ended June 30, 2018, the Company recorded 52,660 as an expense for warrants issued (See Note 5 (C)).

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the six months ended June 30, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 5 (C)).

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

 Rent expense for the six months ended June 30, 2018 and 2017 was $20,182 and $6,880, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2018 and 2017, was $5,760 and $4,800, respectively (See Note 7).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.  For the year ended December 31, 2017 the Company paid $9,800 for office and manufacturing space.

NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of March 31, 2010, the Company has recorded $120,000 in royalty agreement payable- related party.  On December 21, 2007 the officer extended the due date to July 30, 2008.  On May 30, 2008, the officer extended the due date to March 31, 2009.  On October 10, 2008, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer. On March 30, 2010, the officer extended the due date to the earlier of (a) March 30, 2010 or (b) upon demand by the officer.  On September 8, 2009, a payment of $15,000 was paid to the officer. On October 19, 2009 and December 1, 2009, $10,000 was paid to the officer respectfully.  An additional payment of $10,000 was made on January 15, 2010.  During the quarter ending September 30, 2010 an additional payment of $8,000 was made. During the year ended December 31, 2012 an additional payment of $1,000 was made. During the year ended December 31, 2013 an additional payment of $1,280 was made.  During the year ended December 31, 2014, an additional loan of $572 was made.  As of December 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of June 30, 2018, the Company recorded interest expense and related accrued interest payable of $3,603.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase. The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018.  As of June 30, 2018 and December 31, 2017, the accrued salary balance is $1,791,481 and $1,707,804, respectively.

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

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, and $15,000 on June 21, 2018 and $15,000 on June 29, 2018.  Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of June 30, 2018 is $245,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the six months ended June 30, 2018 the Company recorded $4,771 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $2,933.  During the six months ended June 30, 2017, the Company recorded accrued interest payable of $1,225 and $1,240 as an in-kind contribution of interest related to the loan.

On August 4, 2016 the Company issued a bonus of $20,000 payable to Mr. Rice if he remains employed with the Company through June 30, 2018.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations.

As of June 30, 2018 and December 31, 2017, there was $217,824 and $184,439, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

 As of June 30, 2018 there was $831,422 of accrued interest- related party and $23,024 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2017 there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2018 was $5,760 and $4,800, respectively.

As of June 30, 2018, the Company owes $1,875,158 in accrued salary to principal stockholder, $23,417 to the Company’s COO, and $7,153 to its office employees.

As of December 31, 2017, the Company owes $1,707,804 in accrued salary to principal stockholder, $23,354 to the Company’s COO, and $3,554 to its office employees.

The Company owes $65,292 in royalty payable to related party as of June 30, 2018 and December 31, 2017.

NOTE 8    SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Three months ended June 30 2018 compared to the Three Months Ended June 30, 2017

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Quarter Ended			% Change
	June 30,			Increase (Decrease)
	2018	2017	Change
NET REVENUES	$152,230	$-	152,230	100.00%
OPERATING EXPENSES:
General and Administrative	99,294	904,866	(805,572)	-89.03%
Professional Fees	30,326	146,922	(116,596)	-79.36%
Officer's Salary	121,762	109,958	11,804	10.74%
Rent - related party	2,880	2,880	-	0.00%
Research and Development	50,894	51,417	(523)	-1.02%
Total operating expenses	305,156	1,216,043	(910,887)	-74.91%
Loss from operations	(152,926)	(1,216,043)	1,063,117	-87.42%
Gain on forgiveness of debt	19,924	-	19,924	100.00%
Interest expense	(55,588)	(43,830)	(11,758)	26.83%
Net Loss	$(188,590)	$(1,259,873)	1,071,283	-85.03%

Net Revenues:  During the three months ended June 30, 2018, we realized $ 152,230 of revenues from our business. During the three months ended June 30, 2017, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2018 and 2017 was $152,230 or 100%.

Cost of Revenues:  Costs of revenues for the three months ended June 30, 2018 were $0, as compared to $0 for the three months ended June 30, 2017, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2018, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2017, a change of $0 or 100%.

Research and development expenses:  During the three months ended June 30, 2018 we incurred $50,594 research and development expenses. During the three months ended June 30, 2017 we incurred $51,417 of research and development expenses, a decrease of $523 or 1.02 % compared with the same period in 2018.

Professional Fees:  During the three months ended June 30, 2018, we incurred $30,326 professional expenses, which decreased by $116,596 or (79.36%) from $146,922 for the three months ended June 30, 2017.

Officers Salary:  During the three months ended June 30, 2018, officers’ salary expenses increased to $121,762 or 10.74% from $109,958 for the three months ended June 30, 2017. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses decreased by $805,572 or 89.03% to $99,294 for the three months ended June 30, 2018 from $904,866 for the three months ended June 30, 2017. Our general and administrative expenses for the three months ended June 30, 2018 consisted of consulting fees of $7,500 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $45,319, Travel of $8,390 and office salary of $38,085, for a total of $99,294. Our general and administrative expenses for the three months ended June 30, 2017 consisted of consulting fees of $6,256, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $880,745, Travel of $271 and office salary of $17,594 for a total of $904,866. The primary reason for the increase in comparing the three months ended June 30, 2018 to the corresponding period for 2017 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the three months ended June 30, 2018, rent- related party expense increased to $2,880 or 0% from $2,880 for the three months ended June 30, 2017. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an 8 year property lease with the Company’s President.

Gain on forgiveness of debt:  During the three months ended June 30, 2018, gain on forgiveness of debt increased to $19,924 or 100% from $0 for the three months ended June 30, 2017. The gain on forgiveness of debt was attributable to settlement of accounts payable with stock issuance.

Interest Expense:  Interest expense increased by $11,758 to $55,588 for the three month period ended June 30, 2018 from $43,830 for the three month period ended June 30, 2017. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $1,071,283, or 85.03%, to a net loss of $188,590 for the three month period ended June 30, 2018 from a net loss of $1,259,873 for the three month period ended June 30, 2017. This decrease in net loss was driven primarily by decreases in professional fees.

Six months ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Quarter Ended			% Change
	June 30,			Increase (Decrease)
	2018	2017	Change
NET REVENUES	$260,859	$-	260,859	100.00%
OPERATING EXPENSES:
General and Administrative	280,948	1,056,511	(775,563)	-73.41%
Professional Fees	48,176	222,909	(174,733)	-78.39%
Officer's Salary	234,438	220,680	13,758	6.23%
Rent - related party	5,760	4,800	960	20.00%
Research and Development	71,021	165,607	(94,586)	-57.11%
Total operating expenses	640,343	1,670,507	(1,030,164)	-61.67%
Loss from operations	(379,484)	(1,670,507)	1,291,023	-77.28%
Gain on forgiveness of debt	19,924	-	19,924	100.00%
Interest expense	(107,959)	(83,977)	(23,982)	28.56%
Net Loss	$(467,519)	$(1,754,484)	1,286,965	-73.35%

Net Revenues:  During the six months ended June 30, 2018, we realized $260,859 of revenues from our business. During the six months ended June 30, 2017, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2018 and 2017 was $260,859 or 100%.

Cost of Revenues:  Costs of revenues for the six months ended June 30, 2018 were $0, as compared to $0 for the six months ended June 30, 2017, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2018, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2017, a change of $0 or 0%.

Research and development expenses:  During the six months ended June 30, 2018 we incurred $71,021 research and development expenses. During the six months ended June 30, 2017 we incurred $165,607 of research and development expenses, a decrease of $94,586 or 57.11% compared with the same period in 2017. The research and development expenses are attributable to the research and development with the Notre Dame University; this decrease was due to the timing of research related activity and related charges and the hiring of an additional lab team member.

Professional Fees:  During the six months ended June 30, 2018, we incurred $48,176 professional expenses, whichdecreased by $174,733 or 78.39% from $222,909 for the six months ended June 30, 2017. The decrease in professional fees expense was attributable to increased expenses related to intellectual property protection of the research and development activities during the six months ended June 30, 2017.

Officers Salary:  During the six months ended June 30, 2018, officers’ salary expenses increased to $234,438 or 6.23% from $220,680 for the six months ended June 30, 2017. The increase in officer’s salary expenses was attributable to an increase in the Chief Executive Officers salary.

General and Administrative Expense: General and administrative expenses decreased by $755,563 or 73.41% to $280,948 for the six months ended June 30, 2018 from $1,056,511 for the six months ended June 30, 2017. Our general and administrative expenses for the six months ended June 30, 2018 consisted of consulting fees of $11,188 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $193,468, Travel of $9,208 and office salary of $67,084, for a total of $280,948. Our general and administrative expenses for the six months ended June 30, 2017 consisted of consulting fees of $54,967, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $957,272745, Travel of $21,850 and office salary of $22,422 for a total of $1,056,511. The primary reason for the increase in comparing the three months ended June 30, 2018 to the corresponding period for 2017 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the six months ended June 30, 2018, rent- related party expense increased to $5,760 or 20.00% from $4,800 for the six months ended June 30, 2017. The increase in rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an 8 year property lease with the Company’s President.

Gain on forgiveness of debt:  During the six months ended June 30, 2018, gain on forgiveness of debt increased to $19,924 or 100% from $0 for the six months ended June 30, 2017. The gain on forgiveness of debt was attributable to settlement of accounts payable with stock issuance.

Interest Expense:  Interest expense increased by $23,982 to $107,959 for the six month period ended June 30, 2018 from $83,977 for the six month period ended June 30, 2017. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $1,286,965, or 73.35%, to a net loss of $467,519 for the six month period ended June 30, 2018 from a net loss of $1,754,484 for the six month period ended June 30, 2017. This increase in net loss was driven primarily by the issuance of a warrant for services.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $467,519 during the six months ended June 30, 2018, and losses are expected to continue in the near term. The accumulated deficit is $26,186,598 at June 30, 2018. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. Other factors include, without limitation, risks associated with the commercialization and production of a new and unique product. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2018, we had $34,435 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2018 as compared to December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Cash	$34,435	$18,150
Accounts receivable	$114,000	$25,872
Prepaid expenses	$4,465	$4,465
Total current assets	$152,900	$48,487
Total assets	$213,436	$114,499
Total current liabilities	$3,978,339	$3,490,305
Total liabilities	$3,978,339	$3,490,305

 As of June 30, 2018, we had a working capital deficit of $3,825,439, compared to a working capital deficit of $3,441,818 at December 31, 2017. Current liabilities increased to $3,978,339 at June 30, 2018 from $3,490,305 at December 31, 2017, primarily as a result of accounts payable and accrued compensation.

For the six months ended June 30, 2018, net cash used in operations of $141,156 was the result of a net loss of $467,519 offset by depreciation expense of $13,035, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $4,771, warrants issued to consultants of $72,575, increase in accounts receivable of $88,125, an increase of accrued expenses and other payables-related party of $303,985 and an increase in accounts payable of $40,046. For the six months ended June 30, 2017, net cash used in operations of $500,925 was the result of a net loss of $1,754,484 offset by depreciation expense of $8,714, warrants issued to related parties of $17,472, warrants issued to consultants of $848,011, decrease in prepaid expenses of $1,074, decrease in accounts receivable of $31,858, an increase of accrued expenses and other payables-related party of $277,368 and an increase in accounts payable of $67,822.

Our investing activities were $7,559 and $19,174 for the six months ended June 30, 2018 and June 30, 2017, respectively. Our investing activities for the six months ended June 30, 2018 and June 30, 2017 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $165,000 for the six months ended June 30, 2018, which is represented by $165,000 proceeds from note payable – related party. Our financing activities resulted in cash inflow of $450,000 for the six months ended June 30, 2017, which is represented by $450,000 proceeds from issuance of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through June 30, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924 (See Note 6(B)).

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 10, 2018	By:	\s\ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)