Form 10-Q
period 2018-09-30
Kraig Biocraft Laboratories, Inc
filed 2018-11-13
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 13, 2018, there were 816,883,910 shares of the issuer’s common stock, no par value per share, outstanding, and 2 shares of preferred stock, no par value per share, outstanding.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION	3

Item 1. Unaudited Condensed Financial Statements:	3

Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2018 and 2017	4

Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited) for the nine months ended September 30, 2018 and the year ended December 31, 2017	5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine month periods ended September 30, 2018 and 2017	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II OTHER INFORMATION	31

Item 1. Legal proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults upon Senior Securities	31

Item 4. Mine Safety Disclosures	31

Item 5. Other information	31

Item 6. Exhibits	32

PART I

ITEM 1. FINANCIAL STATEMENTS
KRAIG BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSET	(Unaudited)
Current Assets
Cash	$22,339	$18,150
Accounts receivable, net	99,256	25,872
Prepaid expenses	1,360	4,465
Total Current Assets	122,955	48,487

Property and Equipment, net	54,133	62,494
Security deposit	3,518	3,518

Total Assets	$180,606	$114,499

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$697,671	$678,157
Note payable - related party	265,000	80,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	3,121,201	2,666,856
Total Current Liabilities	4,149,164	3,490,305

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
816,883,910 and 816,847,910 shares issued and outstanding, respectively	15,145,798	15,144,722
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,039,423	1,958,751
Accumulated Deficit	(26,393,579)	(25,719,079)

Total Stockholders' Deficit	(3,968,558)	(3,375,806)

Total Liabilities and Stockholders' Deficit	$180,606	$114,499

KRAIG BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$140,761	$27,222	$401,620	$27,222

Operating Expenses
General and Administrative	123,695	65,297	404,643	1,121,808
Professional Fees	31,287	58,125	79,463	281,034
Officer's Salary	110,626	109,958	345,064	330,638
Rent - Related Party	2,880	2,880	8,640	7,680
Research and Development	20,221	25,382	91,242	190,989
Total Operating Expenses	288,709	261,642	929,052	1,932,149

Loss from Operations	(147,948)	(234,420)	(527,432)	(1,904,927)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	19,924	-
Interest expense	(59,033)	(45,365)	(166,992)	(129,342)
Total Other Income/(Expenses)	(59,033)	(45,365)	(147,068)	(129,342)

Net (Loss) before Provision for Income Taxes	(206,981)	(279,785)	(674,500)	(2,034,269)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(206,981)	$(279,785)	$(674,500)	$(2,034,269)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	816,883,910	799,952,913	816,871,251	787,538,080

KRAIG BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICITS
For the nine months ended September 30, 2018
(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock – Class A Shares To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total
Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000	-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$848,011	$-	$848,011

Exercise of 30,000,000 warrants in exchange for stock	-	$-	29,396,365	$1,478,211	-	$-			$(1,478,211)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904	-	$-	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$2,623	$-	$2,623

Net loss for the years ended December 31, 2017	-	$-	-	$-	-	$-	-	$-	$-	$(2,333,100)	$(2,333,100)

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$8,097	$-	$8,097

Net loss for the quarter ended September 30, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(674,500)	$(674,500)

Balance, September 30, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,039,423	$(26,393,579)	$(3,968,558)

KRAIG BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30,

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(674,500)	$(2,034,269)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	19,809	14,119
Gain on forgiveness of debt	(19,924)	-
Imputed interest - related party	8,097	1,870
Stock issuable for services	-	-
Warrants issued to consultants	72,575	848,011
Warrants issued to related party	-	17,472
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	3,105	(5,459)
(Increase) Decrease in accounts receivables, net	(73,384)	4,636
Increase in accrued expenses and other payables - related party	454,345	410,282
Increase in accounts payable	40,514	93,069
Net Cash Used In Operating Activities	(169,363)	(650,269)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(11,448)	(24,170)
Net Cash Used In Investing Activities	(11,448)	(24,170)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	185,000	-
Proceeds from issuance of common stock	-	450,000
Net Cash Provided by Financing Activities	185,000	450,000

Net Increase in Cash	4,189	(224,439)

Cash at Beginning of Period	18,150	298,859

Cash at End of Period	$22,339	$74,420

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$
Cash paid for taxes	$-	$

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$855,104
Shares issued from stock payable	$-	$
Settlement of accounts payable with stock issuance	$1,076	$

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

(B) Foreign Currency

The assets and liabilities of Prodigy Textiles, Co., Ltd. whose functional currency is the Vietnamese Dong, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

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

(D) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of September 30, 2018 or December 31, 2017.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For September 30, 2018 and September 30, 2017, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

The computation of basic and diluted loss per share for September 30, 2018 and September 30, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2018	September 30, 2017
Stock Warrants (Exercise price - $0.001/share)	36,400,000	47,800,000
Convertible Preferred Stock	2	2
Total	36,400,002	47,800,002

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of September 30, 2018 and December 31, 2017 there were no amounts that had been accrued in respect to uncertain tax positions.

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

There were no impairment losses recorded for the nine months ended September 30, 2018 and 2017.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2018 and December 31, 2017.

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

	September 30, 2018	December 31, 2017
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

 (L) Revenue Recognition

During 2017 and the nine months ended September 30, 2018 the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized $401,620 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration. This effort was scheduled to end on September 24, 2018, the Company has requested an extension of this contract option period through April 2019.  The Company is in communication with the contracting office and is working with the contracting office as they determine the best path forward.  Management believes there is a reasonable probability of securing the extension request and delivering the materials within the requested time extension.

 (M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2018 and December 31, 2017, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

At September 30, 2018 and December 31, 2017, the Company had a concentration of accounts receivable of:

Customer	September 30, 2018	December 31, 2017
Customer A	100%	100%
Customer A	$99,256	$25,872

For the nine months ended September 30, 2018 and 2017, the Company had a concentration of sales of:

Customer	September 30, 2018	September 30, 2017
Customer A	100%	0%
Customer A	$401,620	$--

For the nine months ended September 30, 2018 and 2017, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company has a working capital deficiency of $4,026,209 and stockholders’ deficiency of $3,968,558 and used $169,363 of cash in operations for nine months ended September 30, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment, net, is as follows:

	As of September 30, 2018	December 31, 2017
Automobile	$41,805	$41,805
Laboratory Equipment	73,194	61,746
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(76,064)	(56,255)
Total Property and Equipment, net	$54,133	$62,494

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $19,809 and $14,119 respectively.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

Depreciation expense for the three months ended September 30, 2018 and 2017 was $6,774 and $5,405 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, and $15,000 on June 21, 2018 and $15,000 on June 29, 2018.  On July 5, 2018, the Company received $20,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of September 30, 2018 is $265,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the nine months ended September 30, 2018 the Company recorded $8,097 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $4,968.  During the nine months ended September 30, 2017, the Company recorded accrued interest payable of $1,613 and $1,870 as an in-kind contribution of interest related to the loan.

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

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924 (See Note 6(B)).

 (C) Common Stock Warrants
On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and became exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. During the year ended December 31, 2016, the Company recorded $17,473 as an expense for warrants issued to related party.

Expected dividends	0%
Expected volatility	78.58%
Expected term	3 years
Risk free interest rate	1.32%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

On July 26, 2016, the Company issued 4-year warrant to purchase 10,000,000 shares of common stock at $0.001 per share to a consultant for services rendered. The warrants had a fair value of $365,157, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants became exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the years ended December 31, 2016, the Company recorded $365,157 as an expense for such warrants issued.

Expected dividends	0%
Expected volatility	93.6%
Expected term	4 years
Risk free interest rate	1.01%
Expected forfeitures	0%

On July 26, 2016, the Company issued 4-year warrant to purchase 8,000,000 shares of common stock at a price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $292,126, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants became exercisable on July 26, 2018, and for a period of 4 years expiring on July 26, 2022. During the years ended December 31, 2016, the Company recorded $292,126 as an expense for such warrants issued.

Expected dividends	0%
Expected volatility	93.60%
Expected term	4 years
Risk free interest rate	1.01%
Expected forfeitures	0%

On October 2, 2016, the Company issued 2-year warrant to purchase 2,300,000 shares of common stock at an exercise price of $0.04 per share to a consultant for services rendered. The warrants had a fair value of $68,686, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will become exercisable on August 25, 2019, and for a period of 2 years expiring on August 25, 2021. During the year ended December 31, 2016, the Company recorded $68,686 as an expense for such warrants issued (See Note 6(C)).

Expected dividends	0%
Expected volatility	107.51%
Expected term	2 years
Risk free interest rate	0.82%
Expected forfeitures	0%

On December 8, 2016, the Company issued 4-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $630,259, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants became exercisable on June 12, 2017, and for a period of 2 years expiring on December 8, 2019. During the years ended December 31, 2016, the Company recorded $630,259 as an expense for warrants.

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

On February 6, 2017, the Company issued 4-year warrant to purchase 750,000 shares of common stock at an exercise price of $0.03 per share to a consultant for services rendered. The warrants had a fair value of $44,421, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 6, 2018 as long as the employee remains as full time. Warrants will be exercisable on October 6, 2019, and for a period of 3 years expiring on October 6, 2022. During the year ended December 31, 2017, the Company recorded $5,161 as an expense for warrants issued. On May 2, 2017, the Company cancelled a 750,000 share warrant with a consultant as the consultant was terminated and the option expense was recaptured by the Company.

Expected dividends	0%
Expected volatility	106.40%
Expected term	3 years
Risk free interest rate	1.43%
Expected forfeitures	0%

On June 26, 2017, the Company issued 2-year warrant to purchase 15,000,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $848,011, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants became exercisable on December 26, 2017, and for a period of 2 years expiring on June 26, 2019. During the year ended December 31, 2017, the Company recorded 848,011 as an expense for warrants issued.

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

On February 9, 2018, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the nine months ended September 30, 2018, the Company recorded 52,660 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 years
Risk free interest rate	2.26%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 22. During the nine months ended September 30, 2018, the Company recorded 19,915 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	32,800,000		3.0
Granted	3,600,000	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, September 30, 2018	36,400,000		3.5
Intrinsic Value	$1,146,600

For the nine months ended September 30, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	3.2	$2,021,500
$0.056	3,000,000	2.9	$195,000
$0.04	2,300,000	2.9	$149,500

For the year ended December 31, 2017 the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.5	$2,639,000
$0.04	2,300,000	3.1	$133,400

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

Effective December 17, 2013, the Company amended its articles of incorporation to designate a Series A no par value preferred stock.  Two shares of Series A Preferred stock have been authorized.

NOTE 6    COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an addendum to the employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years with an annual salary of $315,764 for the year ended December 31, 2017.  On January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of September 30, 2018 and December 31, 2017, the accrued salary balance is $1,958,835 and $1,707,804, respectively. (See Note 7).

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

On January 23, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice will be issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share to Mr. Rice. The warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, our COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for its COO, additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

(B) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through September 30, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924. On April 1, 2018, the Company ended the consulting agreement and no additional compensation will be issued.  (See Note 5 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007.  As of September 30, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. As of September 30, 2018 the Company recorded interest expense and related accrued interest payable of $4,093.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with an American university.  In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017. As of September 30, 2018 no new agreement has been signed.

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

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

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

On June 26, 2017, the Company entered into an agreement with a consultant to provide investor relations services for nine months.  As consideration for the services performed, the Company agrees to issue a 2-year warrant to purchase 15,000,000 shares of common stock at a price of $0.001 per share with a cashless exercise provision. On June 26, 2016, the company issued such warrant with a fair value of $848,011. On December 27, 2017, the Company issued of 14,651,162 shares in connection with the cashless exercise of the 15,000,000 warrants. The shares were issued on December 29, 2017. (See Note 5 (C)).

On February 9, 2018, the Company issued a 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the nine months ended September 30, 2018, the Company recorded 52,660 as an expense for warrants issued (See Note 5 (C)).

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the nine months ended September 30, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 5 (C)).

(D) Operating Lease Agreements

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

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

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

 Rent expense for the nine months ended September 30, 2018 and 2017 was $20,182 and $6,880, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2018 and 2017, was $5,760 and $4,800, respectively (See Note 7).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. For the nine months ended September 30, 2018 the Company paid $29,400. For the year ended December 31, 2017 the Company paid $9,800 for office and manufacturing space.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017
 NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of September 30, 2018, the Company recorded interest expense and related accrued interest payable of $4,093.

On November 10, 2010, the Company entered into an addendum to the employment agreement, with its CEO, effective January 1, 2011 through the March 31, 2016. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018.  As of September 30, 2018 and December 31, 2017, the accrued salary balance is $1,958,835 and $1,707,804, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company's COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice will be issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for an employee. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

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

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, and $15,000 on June 21, 2018 and $15,000 on June 29, 2018.  Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of September 30, 2018 is $245,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the nine months ended September 30, 2018 the Company recorded $4,771 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $2,933.  During the nine months ended September 30, 2017, the Company recorded accrued interest payable of $1,225 and $1,240 as an in-kind contribution of interest related to the loan.

On August 4, 2016 the Company issued a bonus of $20,000 payable to Mr. Rice if he remains employed with the Company through March 30, 2018.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for the nine months ended September 30, 2018 was $7,680 and $4,800, respectively.

As of September 30, 2018 and December 31, 2017, there was $231,213 and $184,439, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

Kraig Biocraft Laboratories, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2018 and 2017

 As of September 30, 2018 there was $884,604 of accrued interest- related party and $25,549 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2017 there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of September 30, 2018, the Company owes $1,958,835 in accrued salary to principal stockholder, $21,000 to the Company’s COO, and $2,523 to its office employees.

As of December 31, 2017, the Company owes $1,707,804 in accrued salary to principal stockholder, $23,354 to the Company’s COO, and $3,554 to its office employees.

The Company owes $65,292 in royalty payable to related party as of September 30, 2018 and December 31, 2017.

NOTE 8    SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

On October 1, 2018, the Company received $26,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols into 2019. We spent approximately $190,988 between January 2017 and September 2017 on collaborative research and development of high strength polymers at the University of Notre Dame. In 2018 we have directed the focus our research and development efforts on growing our internal capabilities. We will consider continued funding of the collaborative research and development of high strength polymers at the University of Notre Dame in 2019.

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

Three months ended September 30 2018 compared to the Three Months Ended September 30, 2017

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2018 as compared to the three month period ended September 30, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Quarter Ended September 30,			% Change Increase (Decrease)
	2018	2017	Change
NET REVENUES	$140,761	$27,222	113,539	417.09%
OPERATING EXPENSES:
General and Administrative	123,695	65,297	58,398	89.43%
Professional Fees	31,287	58,125	(26,838)	-46.17%
Officer's Salary	110,626	109,958	668	0.61%
Rent - related party	2,880	2,880	-	0.00%
Research and Development	20,221	25,382	(5,161)	-20.33%
Total operating expenses	288,709	261,642	27,067	10.35%
Loss from operations	(147,948)	(234,420)	86,472	-36.89%
Interest expense	(59,033)	(45,365)	(13,668)	30.13%
Net Loss	$(206,981)	$(279,785)	72,804	-26.02%

Net Revenues:  During the three months ended September 30, 2018, we realized $ 140,761 of revenues from our business. During the three months ended September 30, 2017, we realized $27,222 of revenues from our business. The change in revenues between the quarter ended September 30, 2018 and 2017 was $113,539 or 417.09%.  This increase is attributable to the signing of the contract expansion with the US Army in July 2017.

Cost of Revenues:  Costs of revenues for the three months ended September 30, 2018 were $0, as compared to $0 for the three months ended September 30, 2017, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2018, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2017, a change of $0 or 100%.

Research and development expenses:  During the three months ended September 30, 2018 we incurred $20,221 research and development expenses. During the three months ended September 30, 2017 we incurred $25,382 of research and development expenses, a decrease of $5,161 or 20.33% compared with the same period in 2018.  This decrease is attributable to cost savings by moving research operations inhouse.

Professional Fees:  During the three months ended September 30, 2018, we incurred $31,287 professional expenses, which decreased by $26,838 or (46.17%) from $58,125 for the three months ended September 30, 2017. This decrease is attributable to a decrease in legal fees.

Officers Salary:  During the three months ended September 30, 2018, officers’ salary expenses increased to $110,626 or 0.61% from $109,958 for the three months ended September 30, 2017. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses increased by $58,398 or 89.43% to $123,695 for the three months ended September 30, 2018 from $65,297 for the three months ended September 30, 2017. Our general and administrative expenses for the three months ended September 30, 2018 consisted of consulting fees of $15,350 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $60,573, Travel of $5,979 and office salary of $41,793, for a total of $123,695. Our general and administrative expenses for the three months ended September 30, 2017 consisted of consulting fees of 12,125, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $13,425, Travel of $4,336 and office salary of $35,411 for a total of $65,297. The primary reason for the increase in comparing the three months ended September 30, 2018 to the corresponding period for 2017 was mainly due to general business expenses.

Rent – Related Party:  During the three months ended September 30, 2018, rent- related party expense increased to $2,880 or 0 % from $2,880 for the three months ended September 30, 2017. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an 8 year property lease with the Company’s President.

Interest Expense:  Interest expense increased by $13,668 to $59,033 for the three month period ended September 30, 2018 from $45,365 for the three month period ended September 30, 2017. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $72,804, or 26.02%, to a net loss of $206,981 for the three month period ended September 30, 2018 from a net loss of $279,785 for the three month period ended September 30, 2017. This decrease in net loss was driven primarily by decreases in professional fees.

Nine months ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2018 as compared to the nine month period ended September 30, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30,			% Change Increase (Decrease)
	2018	2017	Change
NET REVENUES	$401,620	$27,222	374,398	1375.35%
OPERATING EXPENSES:
General and Administrative	404,643	1,121,808	(717,165)	-63.93%
Professional Fees	79,463	281,034	(201,571)	-71.72%
Officer's Salary	345,064	330,638	14,426	4.36%
Rent - related party	8,640	7,680	960	12.50%
Research and Development	91,242	190,989	(99,747)	-52.23%
Total operating expenses	929,052	1,932,149	(1,003,097)	-51.92%
Loss from operations	(527,432)	(1,904,927)	1,377,495	-72.31%
Gain on forgiveness of debt	19,924	-	19,924	100.00%
Interest expense	(166,992)	(129,342)	(37,650)	29.11%
Net Loss	$(674,500)	$(2,034,269)	1,359,769	-66.84%

Net Revenues:  During the nine months ended September 30, 2018, we realized $401,620 of revenues from our business. During the nine months ended September 30, 2017, we realized $27,222 of revenues from our business. The change in revenues between the quarter ended September 30, 2018 and 2017 was $374,398 or 1,375.35%.  This increase is attributable to the signing of the contract expansion with the US Army in July 2017.

Cost of Revenues:  Costs of revenues for the nine months ended September 30, 2018 were $0, as compared to $0 for the nine months ended September 30, 2017, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2018, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2017, a change of $0 or 0%.

Research and development expenses:  During the nine months ended September 30, 2018 we incurred $91,242 research and development expenses. During the nine months ended September 30, 2017 we incurred $190,989 of research and development expenses, a decrease of $99,747 or 52.23% compared with the same period in 2017.  The research and development expenses are attributable to the research and development with the Notre Dame University and the Company’s own internal research operations.  This decrease was attributable to a decrease in expense by moving primary research operations from Notre Dame into the Company’s own facilities.

Professional Fees:  During the nine months ended September 30, 2018, we incurred $79,463 professional expenses, which decreased by 201,571 or 71.72 % from $281,034 for the nine months ended September 30, 2017. The decrease in professional fees expense was attributable to decreased expenses related to intellectual property protection of the research and development activities during the nine months ended September 30, 2017.

Officers Salary:  During the nine months ended September 30, 2018, officers’ salary expenses increased to $345,064 or 4.36% from $330,638 for the nine months ended September 30, 2017. The increase in officer’s salary expenses was attributable to an increase in the Chief Executive Officers salary as outlined by his employment agreement.

General and Administrative Expense: General and administrative expenses decreased by $717,165 or 63.93% to $404,643 for the nine months ended September 30, 2018 from $1,121,808 for the nine months ended September 30, 2017. Our general and administrative expenses for the nine months ended September 30, 2018 consisted of consulting fees of $26,538 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $258,520, Travel of $15,187 and office salary of $104,398, for a total of $404,643. Our general and administrative expenses for the nine months ended September 30, 2017 consisted of consulting fees of $67,092, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $992,683 , Travel of $26,186 and office salary of $35,847 for a total of $1,121,808. The primary reason for the increase in comparing the three months ended September 30, 2018 to the corresponding period for 2017 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the nine months ended September 30, 2018, rent- related party expense increased to $8,640 or 12.50% from $7,680 for the nine months ended September 30, 2017. The increase in rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an 8 year property lease with the Company’s President.

Gain on forgiveness of debt:  During the nine months ended September 30, 2018, gain on forgiveness of debt increased to $19,924 or 100% from $0 for the nine months ended September 30, 2017. The gain on forgiveness of debt was attributable to settlement of accounts payable with stock issuance.

Interest Expense:  Interest expense increased by $37,650 to $166,992 for the nine month period ended September 30, 2018 from $129,342 for the nine month period ended September 30, 2017. The increase was primarily due to interest on the loans.

Net Loss:  Net loss decreased by $1,359,769, or 66.84%, to a net loss of $674,500 for the nine month period ended September 30, 2018 from a net loss of $2,034,269 for the nine month period ended September 30, 2017.  This decrease in net loss was driven primarily by a reduction in the issuance of a warrant for services and reduced research and development expenses.

Liquidity, Capital Resources, and Management Plans

Our condensed financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $674,500 during the nine months ended September 30, 2018, and losses are expected to continue in the near term. The accumulated deficit is $26,393,579 at September 30, 2018. Refer to Note 5 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 4 and Note 5 in the condensed financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. Other factors include, without limitation, risks associated with the commercialization and production of a new and unique product. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2018, we had $22,339 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2018 as compared to December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Cash	$22,339	$18,150
Accounts receivable	$99,256	$25,872
Prepaid expenses	$1,360	$4,465
Total current assets	$122,955	$48,487
Total assets	$180,606	$114,499
Total current liabilities	$4,149,164	$3,490,305
Total liabilities	$4,149,164	$3,490,305

 As of September 30, 2018, we had a working capital deficit of $4,026,209, compared to a working capital deficit of $3,441,818 at December 31, 2017. Current liabilities increased to $4,149,164 at September 30, 2018 from $3,490,305 at December 31, 2017, primarily as a result of accounts payable and accrued compensation.

For the nine months ended September 30, 2018, net cash used in operations of $169,363 was the result of a net loss of $674,500 offset by depreciation expense of $19,809, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $8,097, warrants issued to consultants of $72,575, increase in accounts receivable of $73,384, and an increase in prepaid expenses of $3,105, an increase of accrued expenses and other payables-related party of $454,345, an increase in accounts payable of $40,514. For the nine months ended September 30, 2017, net cash used in operations of $650,269 was the result of a net loss of $2,034,269 offset by depreciation expense of $14,119, warrants issued to related parties of $17,472, warrants issued to consultants of $848,011, increase in prepaid expenses of $5,459, decrease in accounts receivable of $4,636, an increase of accrued expenses and other payables-related party of $410,282 and an increase in accounts payable of $93,069.

Our investing activities were $11,448 and $24,170 for the nine months ended September 30, 2018 and September 30, 2017, respectively. Our investing activities for the nine months ended September 30, 2018 and September 30, 2017 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $185,000 for the nine months ended September 30, 2018, which is represented by $185,000 proceeds from note payable – related party. Our financing activities resulted in cash inflow of $450,000 for the nine months ended September 30, 2017, which is represented by $450,000 proceeds from issuance of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no sales of unregistered equity securities during the reported period.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
31.1*	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013

5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 13, 2018	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)