Form 10-K
period 2018-12-31
Kraig Biocraft Laboratories, Inc
filed 2019-03-29
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $34,905,672. The aggregate market value was computed by reference to the last sale price ($0.058 price per share) of such common equity as of that date.

As of March 29, 2019, the registrant had 835,733,840 shares of common stock issued and outstanding.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2018 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2018 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Collaborative Research and Licensing

In May 2006, the Company entered into a licensing agreement with the University Of Wyoming, which granted the Company the exclusive global rights to use and commercialize patented genetic sequences in silkworm.  In exchange for this license the University of Wyoming received $10,000 cash payment and the University of Wyoming Foundation received 17,500,000 shares of the Company’s common stock. Under the terms of the licensing agreement, the Company is obligated to provide annual license fees of $10,000 and support the University research with $13,700 annually. As of today, the Company is current on the $10,000 per year payment and are accruing the $13,700 annual payments. No royalties are required. This agreement has remained unchanged since 2006.  The Company has not signed any other agreements with the University of Wyoming.

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

Following the first collaborative research agreement, the Company entered into successive licensing and collaborative research agreements to provide different levels of financial support.  The trend has been for an increase in financial support for the research and development in nearly every successive agreement.  In June 2012, we entered into an Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015, we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support. On September 20, 2015, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $179,000;in February 2016, the agreement was extended to July 31, 2016 and in August 2016, the agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $189,000 and the duration of the agreement was extended to September 30, 2017. The Company has not extended the 2015 Notre Dame Research Agreement after September 30, 2017, but may negotiate a new collaborative research agreement with the Notre Dame in 2019 at reduced levels of funding.

In 2011, the Company exercised its option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame, which resulted in a separate license agreement with Notre Dame (the “2011 ND Agreement”).  Pursuant to the 2011 ND Agreement, Notre Dame filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks and the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. The 2011 ND Agreement obligates the Company to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications.  In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of the Company’s common stock and the Company has agreed to pay Notre Dame royalties of 2% of the Company’s gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. The Company has also agreed to pay to Notre Dame $50,000 a year, which will be reduced from the total amount of royalties paid in the same year. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame.

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

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  On May 1, 2018, the Company was issued its Enterprise Registration Certificate (“ERC”) so that it can begin its operations in Vietnam. The Company has established a subsidiary in Vietnam where it will develop and produce hybrid silkworms. Management believes the ERC puts the Company on a path to scale to a much greater level by harnessing existing silk production infrastructure with the capacity to match the demand for their spider silk materials.

As of the date of this Report, the Company’s research and development efforts are focused on growing their internal capabilities, but will consider renewing funding of the collaborative research and development of high strength polymers at Notre Dame in 2019. The Company has been actively pursuing the development of the commercial scale production of their recombinant materials including Monster Silk® and Dragon SilkTM. Additionally, the Company plans to accelerate both their microbiology and selective breeding programs, as well as providing more resources for their material testing protocols in 2019.

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

The global market for technical textiles was estimated at greater than $234 billion in 2017.1

1https://www.alliedmarketresearch.com/technical-textile-market

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

The Company

Kraig Biocraft Laboratories, Inc. (Kraig) is a Wyoming corporation. Our shares are traded on the OTCQB under the ticker symbol: KBLB. There are 835,733,840 shares of common stock issued and outstanding as of March 29, 2019; Kim Thompson, our founder and CEO, owns approximately 27.01% of such common shares. There are 2 shares of super voting preferred stock issued and outstanding as of March 29, 2019, all of which Kim Thompson owns.

The inventor of our technology concept, Kim Thompson, is the founder of Kraig Biocraft Laboratories, Inc. Our protein expression system is, in concept, scalable, cost effective, and capable of producing a wide range of proteins and materials.

In 2006, the Company entered into a licensing agreement with the University Of Wyoming, which granted the Company the exclusive global rights to use and commercialize patented genetic sequences in silkworm.  In exchange for this license, the University of Wyoming received $10,000 cash payment and the University of Wyoming Foundation received 17,050,000 shares of the Company’s common stock. Under the terms of the licensing agreement, the Company is obligated to provide annual license fees of $10,000 and support the University’s research with $13,700 annually. As of the date of this Report, the Company is current on the $10,000 per year payment, but has been accruing the $13,700 payments since 2006. No royalties are required under the agreement. This agreement has remained unchanged since 2006.

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

We entered into an intellectual property collaborative research agreement with the University of Notre Dame in 2007. That agreement was subsequently extended and expanded to include research and development of certain platform technologies with potential applications for diagnostics and pharmaceutical production. On March 20, 2010, the Company extended its agreement with Notre Dame through February 28, 2011. Pursuant to these agreements the genetic work has been conducted primarily within Notre Dame’s laboratories. In June 2012, we entered into a Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”).  On March 4, 2015, we entered into a new Collaborative Research Agreement with University of Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”).  Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support.  On September 20, 2015, this agreement was amended to increase the total funding by approximately $179,000;in February 2016, this agreement was extended to July 31, 2016 and in August 2016 this agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017.  The Company will consider negotiating a new Collaborative Research Agreement with the University of Notre Dame in 2019 at reduced levels of funding. For the year ended December 31, 2018 and 2017, respectively, the Company paid $0 and $258,892 in research and development fees.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.

Between 2010 and 2014 the University of Notre Dame filed approximately twelve patent applications pursuant to our intellectual property and collaborative research agreement.  Under the terms of that agreement the Company has an option for the exclusive commercial rights to that technology. The Company has notified the University of its exercise of that option.   These patent applications include coverage in the United States, Europe, South Korea, Vietnam, Brazil, India, China, Australia, Japan, and Canada.  As of the date hereof, two patents have been issued, number 10-1926286 in South Korea and number 2011314072 in Australia, all remaining patents applications are still in process.

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

License Agreement with Notre Dame University

As previously stated, in 2011, the Company exercised its option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame, which resulted in a separate license agreement with Notre Dame.  Pursuant to that license agreement, Notre Dame has filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks.  The license agreement obligates the Company to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications.  The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company may terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years.

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

We anticipate making arrangements with the University of Wyoming to address accrued fees. If we fail to make such arrangements the University of Wyoming could terminate our license agreement. We anticipate that such a termination would result in a loss of one to three months of research time and result in increased research and development costs in the range of $20,000 to $60,000.

Research and Development

On September 29, 2010 we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. The Company intends to turn our technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2018 and 2017, we have spent approximately 13,160 hours and 8,200 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations and outside consultants pursuant to our collaborative research agreement with the University of Notre Dame in 2017..

Employees

As of the date of this filing, we have 9 employees including Kim Thompson, our sole officer and director and Jonathan R. Rice, our Chief Operating Officer.  We plan to hire more persons on as-needed basis.

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

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

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2018 and 2017 was $11,520 and $10,560, respectively.

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.  For the year ended December 31, 2018 and 2017 the Company paid $46,433 and $9,800 respectively, for office and manufacturing space.

 ITEM 3. LEGAL PROCEEDINGS.

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

To the knowledge of our management, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

As the Company is a smaller reporting company, this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB system under the symbol “KBLB.” Our CUSIP number is 50075W.

Holders

As of March 29, 2019 in accordance with our transfer agent records, we had 30 record holders of our Class A common stock and 0 holders of our Class B common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On February 9, 2018, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded 52,660 as an expense for warrants issued.

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 22. During the year ended December 31, 2018, the Company recorded 19,915 as an expense for warrants issued.

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through June 30, 2018 in the amount of $21,000.

Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a smaller reporting company, this item is not applicable.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols into 2019. We spent approximately $148,069 over the last 12 months on research and development of high strength polymers. In 2018 we directed our research and development efforts on growing our internal capabilities. We will consider renewing funding of the collaborative research and development of high strength polymers at the University of Notre Dame in 2019.

●
We expect to spend approximately $13,700 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months. This level of research spending at the university is also a requirement of our licensing agreement with the university.

●
We plan to complete renovations of our Quang Nam, Vietnam factory and begin commercial scale production of our recombinant spider silk in Vietnam according to our investment and enterprise registration certificates.

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

●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2019.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM.

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

If financing is not available on satisfactory terms, we may be unable to continue our research and development and other operations. Equity financing will result in dilution to existing shareholders.

Results of Operations for the Years ended December 31, 2018 and 2017.

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2018 as compared to the year ended December 31, 2017, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Year Ended			% Change
	December 31		Increase (Decrease)
	2018	2017	Change
NET REVENUES	$401,620	$97,318	304,302	312.69%
OPERATING EXPENSES:
General and Administrative	515,875	1,217,050	(701,175)	-57.61%
Professional Fees	157,976	322,215	(164,239)	-50.97%
Officer's Salary	528,127	444,596	83,531	18.79%
Rent - Related Party	11,520	10,560	960	9.09%
Research and Development	148,069	258,892	(110,823)	-42.81%
Total operating expenses	1,361,567	2,253,313	(891,746)	-39.57%
Loss from operations	(959,947)	(2,155,995)	1,196,048	-55.48%
Gain on forgiveness of debt	19,924	-	19,924	100.00%
Interest expense	(228,954)	(177,105)	(51,849)	29.28%
Net Loss	$(1,168,977)	$(2,333,100)	1,164,123	-49.90%

 Net Revenues:  During the year ended December 31, 2018, we realized $401,620 of revenues from our business. During the year ended December 31, 2017, we realized $97,318 of revenues from our business. The change in revenues between the years ended December 31, 2018 and 2017 was $304,302 or 312.69%.  This increase was related to the US Defense Department exercise of our contract option extension and increased funding levels.

Research and development expenses:  During year ended December 31, 2018 we incurred $148,069 research and development expenses. During year ended December 31, 2017 we incurred $258,892 of research and development expenses, a decrease of $110,823 or 42.81% compared with the same period in 2017. The research and development expenses are attributable to the research and development with the Notre Dame University; the decrease was due to the timing of research related activity and reduced costs by insources the Company's research operations.

Professional Fees:  During year ended December 31 2018, we incurred $157,976 professional expenses, which decreased by $164,239 or 50.97% from $322,215 for year ended December 31, 2017. The decrease in professional fees expense was attributable to decreased expenses related to investor relations services during year ended December 31, 2018.

Officers Salary:  During year ended December 31, 2018, officers’ salary expenses increased to $528,127 or 18.79% compared to $444,596 for year ended December 31, 2017.

General and Administrative Expense: General and administrative expenses decreased by $701,175 or 57.61% to $515,875 for year ended December 31, 2018 from $1,217,050 for year ended December 31, 2017. Our general and administrative expenses for year ended December 31, 2018 consisted of consulting fees of $26,538 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $325,897, Travel of $19,141, office salary of $144,299 for a total of $515,875. Our general and administrative expenses for year ended December 31, 2017 consisted of salaries and benefits of $55,852, consulting fees of $81,280, and other general and administrative expenses (which includes expenses such as: Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation of $1,048,939, and travel of $30,979 for a total of $1,217,050. The primary reason for the decrease in comparing year ended December 31, 2018 to the corresponding period for 2017 was mainly due to general business expenses and warrants issuances for services.

Rent – Related Party:  During the year ended December 31 2018, rent- related party expense increased to $11,520 or 9.09 % compared to $10,560 for the year ended December 31, 2017. The increase in rent-related party expense was attributable to the additional month of rent recorded in 2018.

Gain on Forgiveness of Debt:  Gain on forgiveness of debt increased by $19,924 to $19,924 for the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017. The increase was primarily due to the issuance of stock as payment for consulting services.

Interest Expense:  Interest expense increased to $228,954, or 29.27% for the year ended December 31, 2018 compared to $177,105 for the year ended December 31, 2017. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Loss:  Net loss decreased by $1,164,123, or 49.90%, to a net loss of $1,168,977 for the year ended December 31, 2018 from a net loss of $2,333,100 for the year ended December 31, 2017. This decrease in net loss was driven primarily by decreases in research and development, warrant compensation, and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $1,168,977 during the year ended December 31, 2018, and losses are expected to continue in the near term. The accumulated deficit is $26,888,056 at December 31, 2018. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2018, we had $13,697 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2018 as compared to December 31, 2017, were as follows:

	December 31, 2018	December 31, 2017
Cash	$13,697	$18,150
Accounts receivable	$-	$25,872
Prepaid expenses	$6,858	$4,465
Total current assets	$20,555	$48,487
Total assets	$71,383	$114,499
Total current liabilities	$4,530,606	$3,490,305
Total liabilities	$4,530,606	$3,490,305

At December 31, 2018, we had a working capital deficit of $4,510,051, compared to a working capital deficit of $3,441,818 at December 31, 2017. Current liabilities increased to $4,530,606 at December 31, 2018 from $3,490,305 at December 31, 2017, primarily as a result of primarily as a result of accounts payable and accrued compensation.

For the year ended December 31, 2018, net cash used in operations of $235,005 was the result of a net loss of $1,168,977 offset by offset by depreciation expense of $26,632, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $11,909, warrants issued to consultants of $72,575, decrease in accounts receivable of $25,872, and an increase in other receivable of $2,394, an increase of accrued expenses and other payables-related party of $682,976, an increase in accounts payable of $136,326. For the year ended December 31, 2017, net cash used in operations of $729,542 was the result of a net loss of $2,333,100 offset by depreciation expense of $20,291, imputed interest on related party loans of $2,623, warrants issued to related parties of $17,473, warrants issued to consultants of $848,011, increase in prepaid expenses of $6,658, decrease in accounts receivable of $5,986, an increase of accrued expenses and other payables-related party of $551,237, and an increase in accounts payable of $164,595.

Net cash used in our investing activities were $11,448 and $31,167 for the year ended December 31, 2018 and December 31, 2017, respectively. Our investing activities for the years ended December 31, 2018 and 2017 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $242,000 for the year ended December 31, 2018, which is represented by shareholder loan payable. Our financing activities resulted in cash inflow of $480,000 for the year ended December 31, 2017, which is represented by $450,000 proceeds from issuance of common stock and $30,000 proceeds from shareholder note payable.

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income .. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ,  which  expands  the  scope  of  Topic  718  to  include  share-based  payment transactions  for  acquiring  goods  and  services  from  nonemployees.  An  entity  should  apply  the  requirements  of  Topic  718  to  nonemployee  awards  except  for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning  after  December  15,  2017,  with  early  adoption  permitted.  We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years,  and  interim  periods  within  those  fiscal  years,  beginning  after  December  15,  2019.  Early  adoption  is  permitted.  We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	14	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	15	BALANCE SHEETS AS OF DECEMBER 31, 2018 AND DECEMBER 31, 2017.

PAGE	16	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017.

PAGE	17	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017.

PAGES	18	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2016 TO DECEMBER 31, 2018.

PAGES	19	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

 We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s audit since 2013.

Houston, TX

March 29, 2019

Kraig Biocraft Laboratories, Inc. and Subsidiary
Consolidated Balance Sheets

ASSETS

	December 31, 2018	December 31, 2017
Current Assets
Cash	$13,697	$18,150
Accounts receivable, net	-	25,872
Prepaid expenses	6,858	4,465
Total Current Assets	20,555	48,487

Property and Equipment, net	47,310	62,494
Security deposit	3,518	3,518

Total Assets	$71,383	$114,499

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$793,482	$678,157
Note payable - related party	322,000	80,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	3,349,832	2,666,856
Total Current Liabilities	4,530,606	3,490,305

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
816,883,910 and 816,847,910 shares issued and outstanding, respectively	15,145,798	15,144,722
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,043,235	1,958,751
Accumulated Deficit	(26,888,056)	(25,719,079)

Total Stockholders' Deficit	(4,459,223)	(3,375,806)

Total Liabilities and Stockholders' Deficit	$71,383	$114,499

Kraig Biocraft Laboratories, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenue	$401,620	$97,318

Operating Expenses
General and Administrative	515,875	1,217,050
Professional Fees	157,976	322,215
Officer's Salary	528,127	444,596
Rent - Related Party	11,520	10,560
Research and Development	148,069	258,892
Total Operating Expenses	1,361,567	2,253,313

Loss from Operations	(959,947)	(2,155,995)

Other Income/(Expenses)
Gain on forgiveness of debt	19,924	-
Interest expense	(228,954)	(177,105)
Total Other Income/(Expenses)	(209,030)	(177,105)

Net (Loss) before Provision for Income Taxes	(1,168,977)	(2,333,100)

Provision for Income Taxes	-	-

Net (Loss)	$(1,168,977)	$(2,333,100)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	816,874,442	791,393,428

Kraig Biocraft Laboratories, Inc. and Subsidiary
Consolidated Statements of Cash Flows
	For the Years Ended December 31,

	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(1,168,977)	$(2,333,100)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	26,632	20,291
Gain on forgiveness of debt	(19,924)	-
Imputed interest - related party	11,909	2,623
Warrants issued to consultants	72,575	848,011
Warrants issued to related party	-	17,473
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(2,394)	(6,658)
(Increase) Decrease in accounts receivables, net	25,872	5,986
Increase in accrued expenses and other payables - related party	682,976	551,237
Increase in accounts payable	136,326	164,595
Net Cash Used In Operating Activities	(235,005)	(729,542)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(11,448)	(31,167)
Net Cash Used In Investing Activities	(11,448)	(31,167)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	242,000	30,000
Proceeds from issuance of common stock	-	450,000
Net Cash Provided by Financing Activities	242,000	480,000

Net Increase in Cash	(4,453)	(280,709)

Cash at Beginning of Period	18,150	298,859

Cash at End of Period	$13,697	$18,150

Supplemental disclosure of cash flow information:

Cash paid for interest	$10	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$1,703,115
Shares issued from stock payable	$-	$-
Settlement of accounts payable with stock issuance	$1,076	$32,850

Kraig Biocraft Laboratories, Inc. and Subsidiary
Conolidated Statement of Changes in Stockholders Deficit
For the years ended December 31, 2018 and 2017
							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2016	2	$5,217,800	773,627,964	$12,958,757	-	$-	5,778,633	$279,754	$2,568,855	$(23,385,979)	$(2,360,813)

Stock issued for cash ($0.0491/share)	-	$-	9,167,259	$450,000	-	$-	-	$-	$-	$-	$450,000

Warrants issued for services - related party	-	$-	-	$-	-	$-	-	$-	$17,473	$-	$17,473

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$848,011	$-	$848,011

Exercise of 30,000,000 warrants in exchange for stock	-	$-	29,396,365	$1,478,211	-	$-			$(1,478,211)	$-	$-

Issued shares for warrant exercise issuable as of December 31, 2016	-	$-	3,906,322	$224,904	-	$-	(3,906,322)	$(224,904)	$-	$-	$-

Issued shares for services issuable as of December 31, 2016	-	$-	750,000	$32,850	-	$-	(750,000)	$(32,850)	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$2,623	$-	$2,623

Net loss for the years ended December 31, 2017	-	$-	-	$-	-	$-	-	$-	$-	$(2,333,100)	$(2,333,100)

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$11,909	$-	$11,909

Net loss for the year ended December 31, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(1,168,977)	$(1,168,977)

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

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

On April 24, 2018, the Company announced that it had received its investment registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co., Ltd.

On May 1, 2018, the Company announced that it had received its enterprise registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co., Ltd.

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

(D) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of December 31, 2018 or December 31, 2017.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For December 31, 2018 and 2017, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2018 and September 30, 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2018	September 30, 2017
Stock Warrants (Exercise price - $0.001/share)	36,400,000	47,800,000
Convertible Preferred Stock	2	2
Total	36,400,002	47,800,002

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017
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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2018	2017

Expected income tax recovery (expense) at the statutory rate of 34% in 2017; 21% in 2018	$(1,412,328)	$(793,170)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	11,057	294,265
Change in valuation allowance	(1,423,384)	498,906

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2018	2017

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	2,910,863	4,334,248
Valuation allowance	(2,910,863)	(4,334,248)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2038.

The net change in the valuation allowance for the year ended December 31, 2018 and 2017 was a decrease of $1,412,328 and an increase of $498,906 respectively.

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2018 and December 31, 2017 there were no amounts that had been accrued in respect to uncertain tax positions.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

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

 (I) Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income .. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financi al Statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ,  which  expands  the  scope  of  Topic  718  to  include  share-based  payment transactions  for  acquiring  goods  and  services  from  nonemployees.  An  entity  should  apply  the  requirements  of  Topic  718  to  nonemployee  awards  except  for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning  after  December  15,  2017,  with  early  adoption  permitted.  We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify certain disclosure requirements of fair value measurements and are effective for all entities for fiscal years,  and  interim  periods  within  those  fiscal  years,  beginning  after  December  15,  2019.  Early  adoption  is  permitted.  We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

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

There were no impairment losses recorded for the year ended December 31, 2018 and 2017.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2018 and December 31, 2017.

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

 (L) Revenue Recognition

During 2017 and the year ended December 31, 2018 the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks.

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists;(2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

For the year ended December 31, 2018 and 2017, the Company recognized $401,620 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration. This effort was scheduled to end on September 24, 2018, but the Company requested an extension of this contract option period through April 2019 to complete the work.  The Company has been in communication with the contracting office and is working with them as they determine the best path forward.  Management believes there is a possibility of securing a follow-up contract to complete the delivery of all materials for the contract. The Company is also continuing to pursue additional contract opportunities with the Department of Defense, Department of Energy and other governmental agencies.

 (M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2018 and December 31, 2017, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

At December 31, 2018 and December 31, 2017, the Company had a concentration of accounts receivable of:

Customer	December 31, 2018	December 31, 2017
Customer A	-	100%
Customer A	$-	$25,872

For the year ended December 31, 2018 and 2017, the Company had a concentration of sales of:

Customer	December 31, 2018	September 30, 2017
Customer A	100%	0%
Customer A	$401,620	$--

For the year ended December 31, 2018 and 2017, the Company booked $0 and $0 for doubtful accounts.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $4,510,051 and stockholders’ deficiency of $4,459,223 and used $235,005 of cash in operations for year ended December 31, 2018.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2018 and December 31, 2017, property and equipment, net, is as follows:

	As of December 31, 2018	December 31, 2017
Automobile	$41,805	$41,805
Laboratory Equipment	73,194	61,746
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(82,887)	(56,255)
Total Property and Equipment, net	$47,310	$62,494

Depreciation expense for the year ended December 31, 2018 and 2017 was $26,632 and $20,291 respectively.

NOTE 4   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, $15,000 on June 21, 2018, $15,000 on June 29, 2018, $26,000 on October 1, 2018, $11,000 on October 12, 2018 and $20,000 on October 21, 2018. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the year ended December 31, 2018 the Company recorded $11,909 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,071.  During the year ended December 31, 2017, the Company recorded accrued interest payable of $1,621 and $2,623 as an in-kind contribution of interest related to the loan.

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through December 31, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924 (See Note 6(B)).

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

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

On February 9, 2018, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded 52,660 as an expense for warrants issued.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 years
Risk free interest rate	2.26%
Expected forfeitures	0%

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2017	32,800,000		3.0
Granted	3,600,000	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, December 31, 2018	36,400,000		2.9
Intrinsic Value	$1,783,600

For the year ended December 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	2.9	$1,523,900
$0.056	3,000,000	2.6	$147,000
$0.04	2,300,000	2.7	$112,700

For the year ended December 31, 2017 the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.5	$2,639,000
$0.04	2,300,000	3.1	$133,400

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017
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

NOTE 6    COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017.  On January 1, 2018 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, the accrued salary balance is $2,109,454 and $1,707,804, respectively. (See Note 7).

On October 2, 2014, the Company entered into a letter agreement for an equity line of financing up to $7,500,000 (the “Letter Agreement”) with Calm Seas Capital, LLC (“Calm Seas”).

Under the Letter Agreement, over a 24 month period from the effective date of a registration statement covering shares issuable to Calm Seas (the "Effective Date"), we may put to Calm Seas up to an aggregate of $7,500,000 in shares of our Class A common stock for a purchase price equal to 80% of the lowest price of our Class A common stock during the five consecutive trading days immediately following the date we deliver notice to Calm Seas of our election to put shares pursuant to the Letter Agreement.  We may put shares bi-monthly.  The dollar value that will be permitted for each put pursuant to the Letter Agreement will be the lesser of: (A) the product of (i) 200% of the average daily volume in the US market of our Class A common stock for the ten trading days prior to the date we deliver our put notice to Calm Seas multiplied by (ii) the average of the daily closing prices for the ten (10) trading days immediately preceding the date we deliver our put notice to Calm Seas, or (B) $100,000.  We will automatically withdraw our put notice to Calm Seas if the lowest closing bid price used to determine the purchase price of the put shares is not at least equal to seventy-five percent (75%) of the average closing “bid” price for our Class A common stock for the ten (10) trading days prior to the date we deliver our put notice to Calm Seas. Notwithstanding the $100,000 ceiling for each bi-monthly put, as described above, we may at any time request Calm Seas to purchase shares in excess of such ceiling, either as a part of bi-monthly puts or as an additional put(s) during such month.  If Calm Seas, in its sole discretion, accepts such request to purchase additional shares, then we may include the put for additional shares in our monthly put request or submit an additional put for such additional shares in accordance with the procedure set forth above.

The Letter Agreement will terminate when any of the following events occur:

●	Calm Seas has purchased an aggregate of $7,500,000 of our Class A common stock; or

●	The second anniversary from the Effective Date.

As of December 31, 2018, 78,089,079 shares of class A common stock were issued pursuant to the Letter Agreement and the Letter Agreement was terminated passing the second anniversaryfrom the Effective Date.

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the "May 20165 Warrant") to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017, the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019.  On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020.  As of December 31, 2018 the Company owes $24,433 to Mr. Rice for payroll payable.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017
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

(B) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through December 31, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924. On April 1, 2018, the Company ended the consulting agreement and no additional compensation will be issued.  (See Note 5 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007.  As of December 31, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. In 2018 the Company recorded $1,960 in interest expensed and relted accrued interest payable.  As of December 31, 2018 the Company recorded interest expense and related accrued interest payable of $4,583.

On June 6, 2012, the Company entered into a consulting agreement for intellectual property and collaborative research and development with The University of Notre Dame.  On March 4, 2015, the Company entered into a new collaborative research agreements (“2015 Notre Dame Research Agreement”)  extending the duration of the agreement through March 2016; in February 2016 the agreement was extended to July 31, 2016.  Under the agreement the Company will provide approximately $534,000 in financial support. In May 2017 this agreement was amended to increase the total funding by approximately $189,000 and the duration of this agreement was extended to September 30, 2017. The Company did not extend the agreement after September 30, 2017. As of December 31, 2018 no new agreement has been signed.

On December 30, 2015, the Company entered into a cooperative agreement for the research and pilot production of hybrid silkworms in Vietnam.  Under this agreement, the Company will establish a subsidiary in Vietnam where it will develop and produce hybrid silkworms. On April 24, 2018, the Company announced that it had received its investment registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd.  On May 1, 2018, the Company announced that it had received its enterprise registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co,. Ltd

(C) Consulting Agreement

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

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

On February 9, 2018, the Company issued a 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded 52,660 as an expense for warrants issued (See Note 5 (C)).

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 5 (C)).

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

 Rent expense for the year ended December 31, 2018 and 2017 was $41,885 and $19,880, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2018 and 2017, was $11,520 and $7,680, respectively (See Note 7).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. For the year ended December 31, 2018 the Company paid $41,885. For the year ended December 31, 2017 the Company paid $9,800 for office and manufacturing space.

 NOTE 7    RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company.  On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences.  In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized.  As of December 31, 2017 the outstanding balance is $65,292.  Additionally, the accrued expenses are accruing 7% interest per year.  As of December 31, 2018, the Company recorded interest expense and related accrued interest payable of $4,593.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2018 and 2017

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018.  As of December 31, 2018 and December 31, 2017, the accrued salary balance is $2,109,454 and $1,707,804, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company's COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for an employee. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO.

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

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, $15,000 on June 21, 2018, $15,000 on June 29, 2018, $26,000 on October 1, 2018, $11,000 on October 12, 2018 and $20,000 on October 21, 2018. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the year ended December 31, 2018 the Company recorded $11,909 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,071.  During the year ended December 31, 2017, the Company recorded accrued interest payable of $1,621 and $2,623 as an in-kind contribution of interest related to the loan.

On August 4, 2016 the Company issued a bonus of $20,000 payable to Mr. Rice if he remains employed with the Company through March 30, 2018.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for the year ended December 31, 2018 was $7,680 and $4,800, respectively.

As of December 31, 2018 and December 31, 2017, there was $247,652 and $184,439, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

 As of December 31, 2018 there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2017 there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2018, the Company owes $2,109,454 in accrued salary to principal stockholder, $24,433 to the Company’s COO, and $7,640 to its office employees.

As of December 31, 2017, the Company owes $1,707,804 in accrued salary to principal stockholder, $23,354 to the Company’s COO, and $3,554 to its office employees.

The Company owes $65,292 in royalty payable to related party as of December 31, 2018 and December 31, 2017.

NOTE 8    SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2018 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On March 9, 2019, the Company entered into a purchase agreement with one investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued the investor 14,797,278 Units at a purchase price of $0.06758 per Unit, for total gross proceeds to the Company of $1,000,000. The Units consist of 14,797,278 shares of the Company’s Class A Common Stock (the “Common Stock”) and two warrants (the “Warrants”): (i) one warrant entitles the investor to purchase up to 14,797,278 shares of Common Stock at an exercise price of $0.06 per share (the “6 Cent Warrants”) and (ii) one warrant entitles the investor to purchase up to 7,398,639 shares of Common Stock at an exercise price of $0.08 per share (the “8 Cent Warrant”). The Warrants shall be exercisable at any time from the issuance date until the following expiration dates:

● ½ of all $0.06 Warrants shares shall expire on March 8, 2021;
●½ of all $0.06 Warrants shall expire on March 8, 2022;
●½ of all $0.08 Warrants shall expire on March 8, 2022; and,
●½ of all $0.08 Warrants shall expire on March 8, 2023.

The securities sold in the private placement were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The bases for the availability of this exemption include the facts that the sales of the securities were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On March 20, 2019, the Company issued 4,052,652 shares of its class A common stock as payment for $243,159 of certain debt owed to the University of Notre Dame.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2018, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–
Lack of internal audit function. During 2018, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded.  Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–
No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2018, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

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

–
 Lack of controls over related party transactions:  As of December 31, 2018, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	57	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	39	Chief Operating Officer	January 20, 2015

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

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described y such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our sole Board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance. In addition, we do not have an “audit committee financial expert,” because our sole director does not qualify as such within the applicable definition of the Securities and Exchange Commission.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2018, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008 and has been included in this annual report as Exhibit 14.1.

Corporate Governance

The business and affairs of the Company are managed under our sole board member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2018 and 2017 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kim Thompson President, CEO, CFO and Director	2018	$334,708	$66,942	$0	$0	$0	$0	$55,934(1)	$457,584
	2017	$315,764	$0	$0	$0	$0	$0	$47,140(2)	$362,902
Jonathan R. Rice COO	2018	$126,477	$20,000(3)	$0	$0	$0	$0	$15,808(4)	$162,285
	2017	$124,834	$4,000	$0	$17,473	$0	$0	$16,970(5)	$163,277

(1)
In 2018, Kim Thompson received $48,565 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us. In 2018, Kim Thompson received $7,161 in reimbursement for office and travel related expenses.

(2)
In 2017, Kim Thompson received $31,997 in medical insurance and medical reimbursement pursuant to an employment agreement entered into with us. In 2017, Kim Thompson received $15,143 in reimbursement for office and travel related expenses.

(3)	In 2018, Jonathan Rice was owed a $20,000 bonus payable in March 2018, that bonus has not been paid.
(4)
In 2018, Jonathan Rice received $14,285 in medical insurance and medical reimbursement, $1,523 in phone service expenses and travel related, pursuant to an employment agreement entered into with us. Mr Rice was owed a $20,000 bonus payable in March 2018, that bonus has not been paid.

(5)	In 2017, Jonathan Rice received $15,930 in medical insurance and medical reimbursement, $1,040 in phone service expenses, pursuant to an employment agreement entered into with us.

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

The November 10, 2010 employment agreement replaced the prior agreement dated April 26, 2006 and Mr. Thompson waved all warrants and milestone based compensation to which he would have been entitled under the April 26, 2006 agreement.

COO

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “COO Employment Agreement”). The COO Employment Agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement and on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The 3,000,000 share warrant fully vested on October 28, 2016.  For the twelve months ended December 31, 2015, the Company recorded $121,448 for the warrants issued to related party.

On January 1, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement. Additionally, on August 4, 2016, the Company issued a performance retention bonus to Mr. Rice of $20,000 which was payable on March 31, 2018.  For the twelve months ended December 31, 2016 the Company recorded $125,053 for the warrants issued to related party.

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019.   On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. For the twelve months ended December 31, 2018, the Company recorded $0 for the warrants issued to related party.

On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020.

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
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	225,700,067	(2)	27.01%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	Jonathan R. Rice	11,000,000	(3)	1.32%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	All executive officers and directors as a group (2 Person)	236,700,067		28.33%

Series A Preferred Stock	Kim Thompson	2		100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%
_______________

(1) The percent of class is based on 835,733,840 shares of our Class A common stock issued and outstanding as of the date of this report.
(2) Such shares include 225,700,065 shares of common stock that are owned by Mr. Thompson and 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2018, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

On December 19, 2013, the Company issued to the CEO two shares of Series A Preferred Stock, with each share entitles the CEO to 200,000,000 votes on all matters.  Each share of Series A Preferred Stock is convertible into one share of common stock and has the same right to normal dividends as a common share but has no other right to distributions. Such shares of Series A Preferred Stock was issued to the CEO in consideration for the CEO’s agreement to extend the Company’s repayment of the debts owed to him to October 30, 2014 and to forgive $30,000 compensation that the Company owed to him.  On March 25, 2015, with agreement of the CEO not to request repayment before July 1, 2015, the Company extended the repayment period to begin no sooner than July 31, 2016.  No changes have been made to this agreement since July 1, 2015 and the Company has not repaid this debt.

 On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations.

As of December 31, 2018 and December 31, 2017, the Company owed $2,109,454 and $1,707,804, respectively, in accrued salary and accrued payroll taxes to an executive officer. As of December 31, 2018, no accrued salary has been converted to Class A Common Stock.

As of December 31, 2018 and December 31, 2017, there was $247,652 and $184,439, respectively, included in accounts payable and accrued expenses - related party, which was owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of December 31, 2017, there was $732,147 of accrued interest- related party and $19,111 in shareholder loan interest –related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

As of December 31, 2018, there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest –related party included in accounts payable and accrued expenses – related party, which was owed to the Company’s Chief Executive officer.

The Company owes $65,292 in royalty payable to related party for the year ended December 31, 2018 and December 31, 2017.

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, $15,000 on June 21, 2018, $15,000 on June 29, 2018, $26,000 on October 1, 2018, $11,000 on October 12, 2018 and $20,000 on October 21, 2018.   Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. During the year ended December 31, 2018 the Company recorded $11,909 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,071.  During the year ended December 31, 2017, the Company recorded accrued interest payable of $1,621 and $2,623 as an in-kind contribution of interest related to the loan.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
	2018	2017
Audit Fees	$15,450	$17,900
Audit-Related Fees	$-	-
Tax Fees	$13,385	$27,352
All Other Fees	$-	-
Total	$28,835	$45,252

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $15,450 and $17,900 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal year ended December 31, 2018, we were billed approximately $13,385 for professional services rendered for tax compliance, tax advice, and tax planning. For the Company’s fiscal year ended December 31, 2017, we were billed approximately $27,532 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

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

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.8	Letter Agreement, dated June 28, 2011, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (4)

10.9	Letter Agreement, dated April 30, 2013, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (5)

10.1	Letter Agreement, dated October 2, 2014, by and between Kraig Biocraft Laboratories and Calm Seas Capital, LLC (10)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.13	Collaborative Yarn and Textile Development Agreement, dated September 30, 2013, between the Company and Warwick Mills, Inc. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac.

14.1	Code of Business Conduct and Ethics (13)

21.1	Subsidiaries*

31.1	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Interactive data files #
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

Kraig Biocraft Laboratories, Inc.

Dated: March 29, 2019	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer, Chief Financial Officer and Sole Director	March 29, 2019
Kim Thompson

SUPPLEMENTAL INFORMATIONTO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to our stockholders. An annual report and proxy material may be sent to our stockholders subsequent to the filing of this Form 10-K. We shall furnish to the SEC copies of any annual report or proxy material that is sent to our stockholders.