Form 10-Q
period 2019-03-31
Kraig Biocraft Laboratories, Inc
filed 2019-05-13
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Copies to:
Hunter Taubman Fischer & Li LLC
1450 Broadway, 26th Floor
New York, NY 10018

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File  required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	-	-

As of May 10, 2019, there were 835,733,840 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

 PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Balance Sheets

ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Current Assets
Cash	$907,651	$13,697
Prepaid expenses	5,145	6,858
Total Current Assets	912,796	20,555

Property and Equipment, net	40,645	47,310
Operating lease right-of-use asset, net	157,130	-
Security deposit	3,518	3,518

Total Assets	$1,114,089	$71,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$323,584	$793,482
Note payable - related party	442,000	322,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	3,511,555	3,349,832
Operating lease liability, current	42,576	-
Loan payable	34,000	-
Total Current Liabilities	4,419,007	4,530,606

Long Term Liabilities
Loan payable, net of current	230,244	-
Operating lease liability, net of current	115,201	-

Total Liabilities	4,764,452	4,530,606

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
835,733,840 and 816,883,910 shares issued and outstanding, respectively	16,427,457	15,145,798
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,048,182	2,043,235
Accumulated Deficit	(27,365,802)	(26,888,056)

Total Stockholders' Deficit	(3,650,363)	(4,459,223)

Total Liabilities and Stockholders' Deficit	$1,114,089	$71,383

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue	$-	$108,629

Operating Expenses
General and Administrative	117,967	181,654
Professional Fees	150,311	17,850
Officer's Salary	118,155	112,676
Rent - Related Party	3,273	2,880
Research and Development	22,304	20,127
Total Operating Expenses	412,010	335,187

Loss from Operations	(412,010)	(226,558)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-
Interest expense	(66,920)	(52,371)
Interest income	1,184	-
Total Other Income/(Expenses)	(65,736)	(52,371)

Net (Loss) before Provision for Income Taxes	(477,746)	(278,929)

Provision for Income Taxes	-	-

Net (Loss)	$(477,746)	$(278,929)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	822,016,321	816,847,910

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statement of Changes in Stockholders Deficit
For the three months ended March 31, 2018
(Unaudited)
							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B					Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par		Par	APIC		Total

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$2,142	$-	$2,142

Net loss for the three months ended March 31, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(278,929)	$(278,929)

Balance, March 31, 2018	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$2,033,468	$(25,998,008)	$(3,580,018)

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statement of Changes in Stockholders Deficit
For the three months ended March 31, 2019
(Unaudited)
							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B					Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	$-	14,797,278	$1,000,000	-	$-	-	$-	$-	$-	$1,000,000

Shares issued in exchange for accuonts payable	-	$-	4,052,652	$281,659	-	$-	-	$-	$-	$-	$281,659

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$4,947	$-	$4,947

Net loss for the three months ended March 31, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(477,746)	$(477,746)

Balance, March 31, 2019	2	$5,217,800	835,733,840	$16,427,457	-	$-	1,122,311	$22,000	$2,048,182	$(27,365,802)	$(3,650,363)

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(477,746)	$(278,929)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,665	6,396
Imputed interest - related party	4,947	2,142
Warrants issued to consultants	-	72,575
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,713	-
(Increase) in accounts receivables, net	-	(15,121)
Operating lease right-of-use, net	10,737	-
Increase in accrued expenses and other payables - related party	162,725	149,413
Increase (Decrese) in accounts payable	76,003	(14,848)
Operating lease liabilities, currrent	(10,090)	-
Net Cash Used In Operating Activities	(225,046)	(78,372)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(6,255)
Net Cash Used In Investing Activities	-	(6,255)

Cash Flows From Financing Activities:
Principal payments on debt	(1,000)	-
Proceeds from Notes Payable - related party	120,000	115,000
Proceeds from issuance of common stock	1,000,000	-
Net Cash Provided by Financing Activities	1,119,000	115,000

Net Increase in Cash	893,954	30,373

Cash at Beginning of Period	13,697	18,150

Cash at End of Period	$907,651	$48,523

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$-
Settlement of accounts payable with note payable	$265,244	$-
Settlement of accounts payable with stock issuance	$281,659	$-
Adoption of lease standard ASC 842	$167,867	$-

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

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

(D) Cash

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of March 31, 2019 or December 31, 2018.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For March 31, 2019 and March 31, 2018, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2019 and March 31, 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2019	March 31, 2018
Stock Warrants (Exercise price - $0.001/share)	58,595,917	36,400,000
Convertible Preferred Stock	2	2
Total	58,595,919	36,400,002

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and 2018

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

The Company operates in one segment and therefore segment information is not presented.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

(I) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As a result, the Company has recorded Right-to-use assets and corresponding Lease obligations as more fully discussed in Note 4.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable

The 2018 financial statements have been reclassified to conform to the 2019 presentation.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018
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

There were no impairment losses recorded for the three months ended March 31, 2019 and 2018.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

°
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2019 and December 31, 2018.

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

	March 31, 2019	December 31, 2018
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

 (L) Revenue Recognition

During the year ended December 31, 2018 the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks.

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

For the three months ended March 31, 2019 and 2018, the Company recognized $0 and $108,629 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

On July 24, 2017, the Company signed a contract option extension with the US Army to research and deliver recombinant spider silk fibers and threads. This contract option increased the total contract award by an additional $921,130 to a total of $1,021,092 and added 12 months to the contract duration. This effort was scheduled to end on September 24, 2018, but the Company requested an extension of this contract option period through April 2019 to complete the work.  The Company has been in communication with the contracting office and is working with them as they determine the best path forward; Management believes there is a possibility of securing a follow-up contract to complete the delivery of all materials for the contract. The Company is also continuing to pursue additional contract opportunities with the Department of Defense, Department of Energy and other governmental agencies.

 (M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2019 and December 31, 2018, the Company had approximately $657,651 and $0, respectively in excess of FDIC insurance limits.

For the three months ended March 31, 2019 and 2018, the Company had a concentration of sales of:

Customer	March 31, 2019	March 31, 2018
Customer A	-	0%
Customer A	$-	$108,629

For the three months ended March 31, 2019 and 2018, the Company booked $0 and $0 for doubtful accounts.

NOTE 2   GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,506,211 and stockholders’ deficiency of $3,650,363 and used $225,046 of cash in operations for three months ended March 31, 2019.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2019 and December 31, 2018, property and equipment, net, is as follows:
	As of March 31, 2019	December 31, 2018
Automobile	$41,805	$41,805
Laboratory Equipment	73,194	73,194
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(89,553)	(82,887)
Total Property and Equipment, net	$40,645	$47,310

Depreciation expense for the three months ended March 31, 2019 and 2018 was $6,665 and $6,396 respectively.

NOTE 4 – RIGHT TO USE ASSETS AND LEASE LIABILITY

The Company leases its headquarters in Ann Arbor, Michigan which consists of 5,600 square feet of space, which it leases at a current rent of approximately $39,200 for year one and $42,000 for year two.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960.

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $157,130 and lease liabilities of $157,777.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date. This rate was determined to be 8% and the Company determined the initial present value, at inception, of $167,867.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease.

Right to use assets is summarized below:

March 31, 2019
Right to use assets, net – related party	$60,123
Right to use assets, net	97,007
Total	$157,130

During the three months ended March 31, 2019, the Company recorded $10,755 as lease expense to current period operations.

During the three months ended March 31, 2019, the Company recorded $3,273 as lease expense – related party to current period operations.

Lease liability is summarized below:

March 31, 2019
Right to use assets, net – related party	63,396
Right to use assets, net	94,381
Total	157,777
Less: short term portion	$(42,576)
Long term position	$115,201

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$10,755
Operating lease expense – related party	$3,273

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018
NOTE 5   ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, $15,000 on June 21, 2018, $15,000 on June 29, 2018, $26,000 on October 1, 2018, $11,000 on October 12, 2018, $20,000 on December 21, 2018, $3,000 on January 4, 2019, $30,000 on January 17, 2019, $30,000 on February 1, 2019, $20,000 on February 15, 2019, $20,000 on March 1, 2019 and $17,000 on January 4, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the three months ended March 31, 2019, the Company recorded $4,947 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $3,445. During the three months ended March 31, 2018 the Company recorded $2,142 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,330.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commences immediately over a twenty-four month period according to the following table (See Note 8 (A):

1.
$1,000 per month for the first six months
2.
$2,000 per month for the months seven and eight
3.
$5,000 per month for months nine through twenty –three
4.
Final payment of all remaining balance, in the amount of $180,244 in 24 months.

NOTE 7 STOCKHOLDERS' DEFICIT

(A)
Common Stock Issued for Cash

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

On March 20, 2019, the Company issued 4,052,652 shares of its class A common stock with a fair value of $281,659 ($0.0695/share) on the date of  settlement.   The Company settled $243,159 of accounts payable  to the University of Notre Dame.  The Company recorded an additional amount of $38,500 based on the fair value of the shares on the date of settlement.  See Note 8 (A).

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through December 31, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924.  See Note 8(B).

 (C) Common Stock Warrants

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 years
Risk free interest rate	2.26%
Expected forfeitures	0%

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

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	36,400,000		3.0
Granted	22,195,917	-	2.94
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, March 31, 2019	58,595,917		2.6
Intrinsic Value	$4,336,098

For the three months ended March 31, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	2.6	2,301,400
$0.056	3,000,000	2.4	$222,000
$0.04	2,300,000	2.4	$170,200
$0.06	7,398,639	1.94	$547,499
$0.06	7,398,639	2.94	$547,499
$0.08	3,699,320	2.94	$273,750
$0.08	3,699,320	3.94	$273,750

For the year ended December 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	2.9	$1,523,900
$0.056	3,000,000	2.6	$147,000
$0.04	2,300,000	2.7	$112,700

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

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

(E) Common Stock Issued for Debt

none.

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015.  The term of the agreement is a five year period at an annual salary of $210,000.  There is a 6% annual increase.    For the year ending December 31, 2015, the annual salary was $281,027.  The employee is also to receive a 20% bonus based on the annual based salary.  Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017.  On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, the accrued salary balance is $2,198,152 and $2,109,454, respectively. (See Note 9).

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

As of December 31, 2018, 78,089,079 shares of class A common stock were issued pursuant to the Letter Agreement and the Letter Agreement was terminated passing the second anniversary from the Effective Date.

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the "May 20165 Warrant") to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017, the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019.  On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020.  As of March 31, 2019 and December 31, 2018 the Company owes $20,044 and $24,433, respectively, to Mr. Rice for payroll payable.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales.  The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years.  On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated (See Notes 6 and 7(E)).

(B) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance.  On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through December 31, 2018 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924. On April 1, 2018, the Company ended the consulting agreement and no additional compensation will be issued.  (See Note 7 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO.  In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007.  As of December 31, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. In 2019 the Company recorded $490 in interest expensed and related accrued interest payable.  As of March 31, 2019, the Company recorded interest expense and related accrued interest payable of $5,073.

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

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018
(C) Consulting Agreement

On February 9, 2018, the Company issued a 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted.  Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded 52,660 as an expense for warrants issued (See Note 7 (C)).

On February 20, 2018, the Company signed an agreement with a consultant to provide services.  Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018.  Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 7 (C)).

(D) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

 Rent expense for the three months ended March 31, 2019 and 2018 was $3,273 and $10,382, respectively.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2019 and 2018, was $6,153 and $2,880, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.

 NOTE 9 RELATED PARTY TRANSACTIONS

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

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018.  As of March 31, 2019 and December 31, 2018, the accrued salary balance is $2,198,152 and $2,109,454, respectively.

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

On June 6, 2016, the Company received $50,000 from a principal stockholder.  Subsequently on December 1, 2017, the Company received an additional $30,000 from a principal stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional $100,000 and $15,000, respectively.  On April 26, 2018, the Company received $20,000 from a principal stockholder, $15,000 on June 21, 2018, $15,000 on June 29, 2018, $26,000 on October 1, 2018, $11,000 on October 12, 2018, $20,000 on December 21, 2018, $3,000 on January 4, 2019, $30,000 on January 17, 2019, $30,000 on February 1, 2019, $20,000 on February 15, 2019, $20,000 on March 1, 2019 and $17,000 on January 4,2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured and due on demand.  During the three months ended March 31, 2019, the Company recorded $4,947 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $3,445. During the three months ended March 31, 2018 the Company recorded $2,142 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $1,330.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2019 and  2018

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for three months ended March 31, 2019 and 2018 was $3,273 and $2,880, respectively.

As of March 31, 2019 and December 31, 2018, there was $263,094 and $247,652, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of March 31, 2019 there was $998,688 of accrued interest- related party and $31,578 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2018 there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of March 31, 2019, the Company owes $2,198,152 in accrued salary to principal stockholder, $20,044 to the Company’s COO, and $3,762 to its office employees

As of December 31, 2018, the Company owes $2,109,454 in accrued salary to principal stockholder, $24,433 to the Company’s COO, and $7,640 to its office employees.

The Company owes $65,292 in royalty payable to related party as of March 31, 2019 and December 31, 2018.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2019 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On April 5, 2019, the Company cancelled 600,000 warrant issued to a consultant on February 20, 2018 in exchange for $6,000 cash payment.

On April 26, 2019, the Company signed an agreement to increase Mr ..Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●
The Company maintaining $6,000,000 or more in working capital,
●
Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or
●
Upon the fifth year anniversary of the salary increase and the bonus issuance.

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

We use genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the textile, specialty fiber and technical textile industries.  We are currently transition from pure Rearsch and Development to commercial production of our high performance fibers.

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

●
We plan to accelerate both our microbiology and selective breeding programs as well as providing more resources for our material testing protocols into 2019. We spent approximately $148,069 during the year ended December 31, 2018 on research and development of high strength polymers. In 2018 we directed our research and development efforts on growing our internal capabilities. We will consider renewing funding of the collaborative research and development of high strength polymers at the University of Notre Dame in 2019.

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

●	We plan to actively pursue collaborative research and product testing, opportunities with companies in the biotechnology, materials, textile and other industries.
●	We plan to further develop and expand commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM.

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

Three months ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2019 as compared to the three month period ended March 31, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Quarter Ended			% Change
			March 31, 2019 Increase (Decrease)
	2019	2018	Change
NET REVENUES	$-	$108,629	(108,629)	-100.00%
OPERATING EXPENSES:
General and Administrative	117,967	181,654	(63,687)	-35.06%
Professional Fees	150,311	17,850	132,461	742.08%
Officer's Salary	118,155	112,676	5,479	4.86%
Rent - Related Party	3,273	2,880	393	13.65%
Research and Development	22,304	20,127	2,177	10.82%
Total operating expenses	412,010	335,187	76,823	22.92%
Loss from operations	(412,010)	(226,558)	(185,452)	81.86%
Interest expense	(66,920)	(52,371)	(14,549)	27.78%
Interest income	1,184	-	1,184	100.00%
Net Loss	$(477,746)	$(278,929)	(198,817)	71.28%

Net Revenues:  During the three months ended March 31, 2019, we realized $ 0 of revenues from our business. During the three months ended March 31, 2018, we realized $108,629 of revenues from our business. The change in revenues between the quarter ended March 31, 2019 and 2018 was ($108,629) or (100%).

Cost of Revenues:  Costs of revenues for the three months ended March 31, 2019 were $0, as compared to $0 for the three months ended March 31, 2018, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2019, we realized a gross profit of $0, as compared to $108,629 for the three months ended March 31, 2018, a change of $108,629 or 100%.

Research and development expenses:  During the three months ended March 31, 2019 we incurred $22,304 research and development expenses. During the three months ended March 31, 2018 we incurred $20,127 of research and development expenses, an increase of $2,177 or 10.82% compared with the same period in 2018.

Professional Fees:  During the three months ended March 31, 2019, we incurred $150,311 professional expenses, which increased by $132,461 or 742.08% from $17,850 for the three months ended March 31, 2018.

Officers Salary:  During the three months ended March 31, 2019, officers’ salary expenses increased to $118,155 or 4.86% from $112,676 for the three months ended March 31, 2018. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses decreased by $63,687 or 35.06% to $117,967 for the three months ended March 31, 2019 from $181,654 for the three months ended March 31, 2018. Our general and administrative expenses for the three months ended March 31, 2019 consisted of consulting fees of $0 and     other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $73,665, Travel of $30 and office salary of $44,272, for a total of $117,967. . Our general and administrative expenses for the three months ended March 31, 2018 consisted of consulting fees of $3,688 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $148,149, Travel of $818 and office salary of $28,999, for a total of $181,654.. The primary reason for the decrease in comparing the three months ended March 31, 2019 to the corresponding period for 2018 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the three months ended March 31, 2019, rent- related party expense increased to $3,273 or 13.65 % from $2,880 for the three months ended March 31, 2018. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an 8 year property lease with the Company’s President.

Interest Expense:  Interest expense increased by $14,549 to $66,920 for the three month period ended March 31, 2019 from $52,371 for the three month period ended March 31, 2018. The increase was primarily due to interest on the loans.

Interest Income:  Interest income increased by $1,184 to $1,184 for the three month period ended March 31, 2019 from $0 for the three month period ended March 31, 2018. The increase was primarily due to interest on bank accounts.

Net Loss:  Net loss increased by $198,817, or 71.28%, to a net loss of $477,746 for the three month period ended March 31, 2019 from a net loss of $278,929 for the three month period ended March 31, 2018. This increase in net loss was driven primarily by increases in professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $477,746 during the three months ended March 31, 2019, and losses are expected to continue in the near term. The accumulated deficit is $3,650,363 at March 31, 2019. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

 Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2019, we had $907,651 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2019 as compared to December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
Cash	$907,651	$13,697
Prepaid expenses	$5,145	$6,858
Total current assets	$912,796	$20,555
Total assets	$1,114,089	$71,383
Total current liabilities	$4,419,007	$4,530,606
Total liabilities	$4,764,452	$4,530,606

At March 31, 2019, we had a working capital deficit of $3,506,211, compared to a working capital deficit of $4,510,051 at December 31, 2018. Current liabilities increased to $4,419,007 at March 31, 2019 from $4,530,606 at December 31, 2018, primarily as a result of primarily as a result of accounts payable, note payable and accrued compensation.

For the three months ended March 31, 2019, net cash used in operations of $225,046 was the result of a net loss of $477,746 offset by offset by depreciation expense of $6,665, imputed interest on related party loans of $4,947, decrease in prepaid expenses of $1,713 and increase in operating lease right of use of $162,725, an increase of accrued expenses and other payables-related party of $10,737, an increase in accounts payable of $76,003 and a decrease in operating lease liabilities of $10,090. For the three months ended March 31, 2018, net cash used in operations of $78,372 was the result of a net loss of $278,929 offset by depreciation expense of $6,396, warrants issued to related parties of $0, warrants issued to consultants of $72,575, change in prepaid expenses of $0, increase in accounts receivable of $15,121, an increase of accrued expenses and other payables-related party of $149,413 and a decrease in accounts payable of $14,848.

Net cash used in our investing activities were $0 and $6,255 for the three months ended March 31, 2019 and March 31, 2018, respectively. Our investing activities for the three months ended March 31, 2018 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,119,000 for the three months ended March 31, 2019, which is represented by $1,000,000 proceeds from issuance of common stock, $1,000 loan repayment and $120,000 proceeds from shareholder note payable. Our financing activities resulted in cash inflow of $0 for the three months ended March 31, 2018.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, for disclosures regarding the Company's critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As a result, the Company has recorded Right-to-use assets and corresponding Lease obligations as more fully discussed in Note 4.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2019, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. Although we continue to educate our management personnel to increase to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber and, therefore may have sufficient cash flow to carry out our remediation plans.

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

Unless otherwise noted, all of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	Not applicable.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.1	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) *

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.

5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporate by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
*
 In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 13, 2019	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)