Form 10-Q
period 2019-06-30
Kraig Biocraft Laboratories, Inc
filed 2019-08-12
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 835,733,840 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Balance Sheets

ASSETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Current Assets
Cash	$674,228	$13,697
Prepaid expenses	35,245	6,858
Total Current Assets	709,473	20,555

Property and Equipment, net	33,907	47,310
Operating lease right-of-use asset, net	529,135	-
Security deposit	3,518	3,518

Total Assets	$1,276,033	$71,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$319,999	$793,482
Note payable - related party	442,000	322,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	3,723,301	3,349,832
Operating lease liability, current	105,394	-
Loan payable	40,203	-
Total Current Liabilities	4,696,189	4,530,606

Long Term Liabilities
Loan payable, net of current	221,041	-
Operating lease liability, net of current	426,068	-

Total Liabilities	5,343,298	4,530,606

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
835,733,840 and 816,883,910 shares issued and outstanding, respectively	16,427,457	15,145,798
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,033,777	2,043,235
Accumulated Deficit	(27,768,299)	(26,888,056)

Total Stockholders' Deficit	(4,067,265)	(4,459,223)

Total Liabilities and Stockholders' Deficit	$1,276,033	$71,383

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$-	$152,230	$-	$260,859

Operating Expenses
General and Administrative	122,186	99,294	240,153	280,948
Professional Fees	37,917	30,326	188,228	48,176
Officer's Salary	148,050	121,762	266,205	234,438
Rent - Related Party	6,153	2,880	9,426	5,760
Research and Development	20,937	50,894	43,241	71,021
Total Operating Expenses	335,243	305,156	747,253	640,343

Loss from Operations	(335,243)	(152,926)	(747,253)	(379,484)

Other Income/(Expenses)
Gain on forgiveness of debt	-	19,924	-	19,924
Interest expense	(70,695)	(55,588)	(137,615)	(107,959)
Interest income	3,441	-	4,625	-
Total Other Income/(Expenses)	(67,254)	(35,664)	(132,990)	(88,035)

Net (Loss) before Provision for Income Taxes	(402,497)	(188,590)	(880,243)	(467,519)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(402,497)	$(188,590)	$(880,243)	$(467,519)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	835,733,840	816,881,536	828,912,974	816,864,816

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statement of Changes in Stockholders Deficit
For December 31, 2018 and the six months ended June 30, 2019 (Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B					Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$11,909	$-	$11,909

											$-
Net loss for the year ended December 31, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(1,168,977)	$(1,168,977)

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	$-	14,797,278	$1,000,000	-	$-	-	$-	$-	$-	$1,000,000

Shares issued in exchange for accounts payable	-	$-	4,052,652	$281,659	-	$-	-	$-	$-	$-	$281,659

Cancellation of warrants issued for services	-	$-	-	$-	-	$-	-	$-	$(19,915)	$-	$(19,915)

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$10,457	$-	$10,457

Net loss for the six months ended June 30, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(880,243)	$(880,243)

Balance, June 30, 2019	2	$5,217,800	835,733,840	$16,427,457	-	$-	1,122,311	$22,000	$2,033,777	$(27,768,299)	$(4,067,265)

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(880,243)	$(467,519)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,403	13,035
Gain on forgiveness of debt	-	(19,924)
Imputed interest - related party	10,457	4,771
Warrants issued/(cancelled) to consultants	(19,915)	72,575
Changes in operating assets and liabilities:
Increase in prepaid expenses	(28,387)	-
(Increase) in accounts receivables, net	-	(88,128)
Operating lease right-of-use, net	30,433	-
Increase in accrued expenses and other payables - related party	373,469	303,985
Increase (Decrease) in accounts payable	73,420	40,049
Operating lease liabilities, current	(28,106)	-
Net Cash Used In Operating Activities	(455,469)	(141,156)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	-	(7,559)
Net Cash Used In Investing Activities	-	(7,559)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	120,000	165,000
Principal payments on debt	(4,000)	-
Proceeds from issuance of common stock	1,000,000	-
Net Cash Provided by Financing Activities	1,116,000	165,000

Net Increase in Cash	660,531	16,285

Cash at Beginning of Period	13,697	18,150

Cash at End of Period	$674,228	$34,435

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$-
Settlement of accounts payable with note payable	$265,244	$-
Settlement of accounts payable with stock issuance	$281,659	$1,076
Adoption of lease standard ASC 842	$559,568	$-

  Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018

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

(D) Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of June 30, 2019 or December 31, 2018.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification No. 260, “Earnings per Share.” For June 30, 2019 and June 30, 2018, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2019 and June 30, 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

  Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
Stock Warrants (Exercise price - $0.001/share)	57,995,917	36,400,000
Convertible Preferred Stock	2	2
Total	57,995,919	36,400,002

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

(H) Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation. Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

 Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
(I) The Company in one segment and therefore segment information is not presented.

(J) Recent Accounting Prounoucements

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

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
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

There were no impairment losses recorded for the six months ended June 30, 2019 and 2018.

(L) Fair Value of Financial Instruments

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:
o
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2019 and December 31, 2018.
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

	June 30, 2019	December 31, 2018
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

(M) Revenue Recongnition

During the year ended December 31, 2018, the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks.

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

For the six months ended June 30, 2019 and 2018, the Company recognized $0 and $260,859 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018

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

(N) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2019 and December 31, 2018, the Company had approximately $424,228 and $0, respectively in excess of FDIC insurance limits.

For the six months ended June 30, 2019 and 2018, the Company had a concentration of sales of:

Customer	June 30, 2019	June 30, 2018
Customer A	-	0%
Customer A	$-	$260,859

For the six months ended June 30, 2019 and 2018, the Company booked $0 and $0 for doubtful accounts.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $3,986,716 and stockholders’ deficiency of $4,067,265 and used $455,469 of cash in operations for six months ended June 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2019 and December 31, 2018, property and equipment, net, is as follows:

	As of June 30, 2019	December 31, 2018
Automobile	$41,805	$41,805
Laboratory Equipment	73,194	73,194
Office Equipment	7,260	7,260
Leasehold Improvements	7,938	7,938
Less: Accumulated Depreciation	(96,290)	(82,887)
Total Property and Equipment, net	$33,907	$47,310

Depreciation expense for the six months ended June 30, 2019 and 2018, was $13,403 and $13,035, respectively.

Depreciation expense for the three months ended June 30, 2019 and 2018, was $6,738 and $6,639, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY
Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2019 and 2018, was $6,153 and $2,880, respectively (See Note 9).

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.

On May 9, 2019 the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $529,135 and lease liabilities of $531,462.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date. This rate was determined to be 8% and the Company determined the initial present value, at inception, of $559,568.

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

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease

Right to use assets is summarized below:

June 30, 2019
Right to use assets, net – related party	$58,049
Right to use assets, net	88,140
Right to use assets, net	382,946
Total	$529,135

During the six months ended June 30, 2019, the Company recorded $39,255 as lease expense to current period operations.

During the six months ended June 30, 2019, the Company recorded $9,426 as lease expense – related party to current period operations.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
Lease liability is summarized below:

June 30, 2019
Right to use assets, net – related party	58,835
Right to use assets, net	88,649
Right to use assets, net	383,978
Total	531,462
Less: short term portion	$(105,394)
Long term position	$426,068

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$22,522
Operating lease expense	$16,733
Operating lease expense – related party	$9,426

NOTE 5 ACRRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockhoder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; and $17,000 on January 4, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000.  Total loan payable to principal stockholder for as of June 30, 2019 is $442,000.  During the six months ended June 30, 2019, the Company recorded $10,457 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,033. During the six months ended June 30, 2018, the Company recorded $4,771 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $2,933.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the six months ended June 30, 2019, the Company paid $4,000 of the loan balance (See Note 8 (A):

1. $1,000 per month for the first six months;
2. $2,000 per month for the months seven and eight;
3. $5,000 per month for months nine through twenty three; and,
4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

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

●½ of all $0.06 Warrants shall expire on March 8, 2021;
●½ of all $0.06 Warrants shall expire on March 8, 2022;
●½ of all $0.08 Warrants shall expire on March 8, 2022; and,
●½ of all $0.08 Warrants shall expire on March 8, 2023.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
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

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018. Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued. On April 5, 2019, the Company cancelled 600,000 warrant issued to a consultant on February 20, 2018 in exchange for $6,000 cash payment.  In addition the Company also recorded a $19,915 reduction to warrant expense related to the warrant cancellation.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	36,400,000		3.0
Granted	22,195,917	-	2.94
Exercised	-	-
Cancelled/Forfeited	(600,000)	-
Balance, June 30, 2019	57,995,917		2.4
Intrinsic Value	$24,056,706

For the six months ended June 30, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	2.4	$12.651,400
$0.056	3,000,000	2.16	$222,000
$0.04	2,300,000	2.2	$954,040
$0.06	7,398,639	1.69	$3,068,955
$0.06	7,398,639	2.69	$3,068,955
$0.08	3,699,320	2.69	$1,534,478
$0.08	3,699,320	3.69	$1,534,478

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
For the year ended December 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	2.9	$1,523,900
$0.056	3,000,000	2.6	$147,000
$0.04	2,300,000	2.7	$112,700

 (D) Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

●Common stock Class A, unlimited number of shares authorized, no par value
●Common stock Class B, unlimited number of shares authorized, no par value
●Preferred stock, unlimited number of shares authorized, no par value

Effective December 17, 2013, the Company amended its articles of incorporation to designate a Series A no par value preferred stock. Two shares of Series A Preferred stock have been authorized.

(E) Common Stock Issued for Debt

None

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, the accrued salary balance is $2,286,849 and $2,109,454, respectively. (See Note 9).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the "May 20165 Warrant") to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017, the Company recorded $17,473 for the warrants issued to Mr. Rice in2016. On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On April 26, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of

●
The Company maintaing $6,000,000 or more in working capital,
●
Upon the transfer of ownership of more than 50% of the Corporation's voting share or an assignment for the benefit of creditors or bankruptcy, or
●
Upon the fifth year anniversary of the salary incrase and the bonus issuance.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
As of June 30, 2019 and December 31, 2018 the Company owes $46,384 and $24,433, respectively, to Mr. Rice for payroll payable.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated.  During the six months ended June 30, 2019, the Company paid $4,00 of the land balance (See Notes 6).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB Accounting Standards Codification No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. In 2019 the Company recorded $490 in interest expensed and related accrued interest payable. As of June 30, 2019, the Company recorded interest expense and related accrued interest payable of $5,563.

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

On February 20, 2018, the Company signed an agreement with a consultant to provide services. Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fullyvested on March 20, 2018. Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 7 (C)).’ On April 5, 2019, the Company cancelled 600,000 warrant issued to a consultant on February 20, 2018 in exchange for $6,000 cash payment.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018

(D) Operating Lease Agreements

 Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On May 9, 2019 the Company signed an 5 year property lease Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2019 and 2018, was $6,153 and $2,880, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.

NOTE 9 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB Accounting Standards Codification No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2018 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of June 30, 2019, the Company recorded interest expense and related accrued interest payable of $5,563.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of June 30, 2019 and December 31, 2018, the accrued salary balance is $2,286,849 and $2,109,454, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company's COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for Mr Rice. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO. On April 26, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●
The Company maintaing $6,000,000 or more in working capital,
●
Upon the transfer of ownership of more than 50% of the Corporation's voting share or an assignment for the benefit of creditors or bankruptcy, or
●
Upon the fifth year anniversary of the salary incrase and the bonus issuance.

As of June 30, 2019 and December 31, 2018, the Company owes $46,384 and $24,433, respectively, to Mr. Rice for payroll payable.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockhoder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; and $17,000 on January 4, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000.  Total loan payable to principal stockholder for as of June 30, 2019 is $442,000.  During the six months ended June 30, 2019, the Company recorded $10,457 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,033. During the six months ended June 30, 2018, the Company recorded $4,771 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $2,933.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for six months ended June 30, 2019 and 2018 was $9,426 and $5,760, respectively.

As of June 30, 2019 and December 31, 2018, there was $294,616 and $247,652, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of June 30, 2019, there was $1,060,283 of accrued interest- related party and $35,168 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2018, there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of June 30, 2019, the Company owes $2,286,849 in accrued salary to principal stockholder, $46,384 to the Company’s COO, and $5,211 to its office employees.

As of December 31, 2018, the Company owes $2,109,454 in accrued salary to principal stockholder, $24,433 to the Company’s COO, and $7,640 to its office employees.

The Company owes $65,292 in royalty payable to related party as of June 30, 2019 and December 31, 2018.

Kraig Biocraft Laboratories, Inc.
  Notes to Consolidated Financial Statements As of June 30, 2019 and 2018
NOTE 10 SUBSEQUENT EVENTS
The Company has analyzed its operations subsequent to June 30, 2019 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On July 24, 2019, Kraig Biocraft Laboratories, Inc. held its 2019 annual meeting of stockholders. At the Annual Meeting, the Company’s shareholders voted on 6 proposals. At the beginning of the Annual Meeting, there were 421,680,767 Class A Stock (1 vote per share) and 2 Series A Preferred Stock (200,000,000 votes per share), respectively in person or by proxy. This attendance represents 821,680,767 votes (66.49%) of the voting power of the shares entitled to vote at the Annual Meeting, constituting a quorum for the transaction of business.

Shareholders voted to approved all 6 ballot measures which included:
●
To re-elect the sole director to the Company’s board of directors (the “Board”), with such director to serve until the 2020 annual meeting of shareholders. - The Company is currently working to add at least 3 additional independent directors to meet the listing requirements for a national securities exchange. As per the Company’s bylaws, these additional directors will be appointed by the board and we will file another Current Report on Form 8-K to disclose the appointment of any director. During the meeting, shareholders voted to approve an uplisting of the Company to a national securities exchange.
●
To ratify the appointment of M&K CPAS, PLLC Certified Public Accountants LLP (“M&K”) as the Company’s independent registered public accounting firm for fiscal year ending December 31, 2019.
●
To approve a reverse stock split of the Company’s issued and outstanding Class A Stock by a ratio of not less than one-for-ten and not more than one-for-forty (the “Reverse Split”) at any time prior to July 23, 2020, with the exact ratios to be set at a whole number within this range, as determined by our board of directors in its sole discretion and approve and adopt the Articles of Amendment to affect same. - Approval of this vote does not require the Company to complete a reverse split, this vote simply authorizes the board to issue a reverse if the Board believes it in the best interest of the Company. The Company’s board anticipates that, if exercised, a reverse split would be completed to meet the listing requirements of an uplist to a national securities exchange, or to allow investment from larger institutional investors currently prohibited from investing in the Company. The Company will file a Current Report on Form 8-K to disclose such events, should they occur.
●
To approve, by non-binding, advisory vote, the uplisting of the Company’s Class A Class A Stock, no par value (the “Class A Stock”) from the OTCQB to a national securities exchange, such as NASDAQ or NYSE:American. -  As described at the shareholder meeting, the Company is working toward a move from the OTC and onto a national exchange. The Company believes that listing on a nation exchange will provide; additional liquidity for shareholders, allow for institutional investment, and open up additional pathways to finance the commercialization of its spider silk materials. The Company will file a Current Report on Form 8-K to disclose such events, should they occur.
●
  To transact such other business as may properly come before the Meeting or any adjournment or postponement thereof.
●
  To direct the chairman of the meeting to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the annual meeting, there are not sufficient votes to approve any of the foregoing proposals.

On August 8, 2019, the Company issued a set of four (4) warrants totaling 500,000 shares to a related party, with an exercise price of $0.2299 per share.

On August 8, 2019, the Company issued a set of two (2) warrants totaling 2,000,000 shares to a related party, with an exercise price of $0.2299 per share.

On August 8, 2019, the Company issued a set of three (3) warrant totaling 6,000,000 shares to a related party, with an exercise price of $0.2299 per share.

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

Three months ended June 30, 2019 compared to the three Months Ended June 30, 2018

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2019 as compared to the three month period ended June 30, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30, 2019 Increase (Decrease)
	2019	2018	Change
NET REVENUES	$-	$152,230	(152,230)	-100.00%
OPERATING EXPENSES:
General and Administrative	122,186	99,294	22,982	23.05%
Professional Fees	37,917	30,326	7,591	25.03%
Officer's Salary	148,050	121,762	26,288	21.59%
Rent - Related Party	6,153	2,880	3,273	113.65%
Research and Development	20,937	50,894	(29,957)	-58.86%
Total operating expenses	335,243	305,156	30,087	9.86%
Loss from operations	(335,243)	(152,926)	(182,317)	119.22%
Gain on forgiveness of debt	-	19,924	(19,924)	100.00%
Interest expense	(70,695)	(55,588)	(15,107)	27.18%
Interest income	3,442	-	3,442	100.00%
Net Loss	$(402,497)	$(188,590)	(213,907)	113.42%

Net Revenues:  During the three months ended June 30, 2019, we realized $ 0 of revenues from our business. During the three months ended June 30, 2018, we realized $152,230 of revenues from our business. The change in revenues between the quarter ended June 30, 2019 and 2018 was $152,230 or 100%.

Cost of Revenues:  Costs of revenues for the three months ended June 30, 2019 were $0, as compared to $0 for the three months ended June 30, 2018, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2019, we realized a gross profit of $0, as compared to $152,230 for the three months ended June 30, 2018, a change of $152,230 or 100%.

Research and development expenses:  During the three months ended June 30, 2019 we incurred $20,937 research and development expenses. During the three months ended June 30, 2018 we incurred $50,894 of research and development expenses, a decrease of $29,957 or 58.862% compared with the same period in 2018.

Professional Fees:  During the three months ended June 30, 2019, we incurred $37,917 professional expenses, which increased by $7,591 or 25.03% from $30,326 for the three months ended June 30, 2018.

Officers Salary:  During the three months ended June 30, 2019, officers’ salary expenses increased to $148,050 or 21.59% from $121,762 for the three months ended June 30, 2018. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses increased by $22,892 or 23.05% to $122,186 for the three months ended June 30, 2019 from $99,294 for the three months ended June 30, 2018. Our general and administrative expenses for the three months ended June 30, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $55,062, Travel of $12,157 and office salary of $49,180, for a total of $140,145. Our general and administrative expenses for the three months ended June 30, 2018 consisted of consulting fees of $7,500 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $45,319, Travel of $8,390 and office salary of $38,085, for a total of $99,294. The primary reason for the increase in comparing the three months ended June 30, 2019 to the corresponding period for 2018 was mainly due to general business expenses.

Rent – Related Party:  During the three months ended June 30, 2019, rent- related party expense increased to $6,153 or 113.65 % from $2,880 for the three months ended June 30, 2018. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense:  Interest expense increase by $15,107 to $70,695 for the three month period ended June 30, 2019 from $55,588 for the three month period ended June 30, 2018. The increase was primarily due to interest on the loans.

Interest Income:  Interest income increased by $3,442 to $3,442 for the three month period ended June 30, 2019 from $0 for the three month period ended June 30, 2018. The increase was primarily due to interest on bank accounts.

Net Loss:  Net loss increased by $213,907, or 113.42%, to a net loss of $402,497 for the three month period ended June 30, 2019 from a net loss of $188,590 for the three month period ended June 30, 2018. This increase in net loss was driven primarily by increases in general and administrative expenses and a decrease in revenues.

Six months ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2019 as compared to the six month period ended June 30, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30, 2019 Increase (Decrease)
	2019	2018	Change
NET REVENUES	$-	$260,859	(260,859)	-100.00%
OPERATING EXPENSES:
General and Administrative	240,153	280,948	(40,795)	-14.52%
Professional Fees	188,228	48,176	140,052	290.71%
Officer's Salary	266,205	234,438	31,767	13.55%
Rent - Related Party	9,426	5,760	3,666	63.65%
Research and Development	43,241	71,021	(27,780)	-39.12%
Total operating expenses	747,253	640,343	106,910	16.70%
Loss from operations	(747,253)	(379,484)	(367,769)	96.91%
Gain on forgiveness of debt	-	19,924	(19,924)	100.00%
Interest expense	(137,615)	(107,959)	(29,656)	27.47%
Interest income	4,625	-	4,625	100.00%
Net Loss	$(880,243)	$(467,519)	(412,724)	88.28%

Net Revenues:  During the six months ended June 30, 2019, we realized $ 0 of revenues from our business. During the six months ended June 30, 2018, we realized $260,859 of revenues from our business. The change in revenues between the quarter ended June 30, 2019 and 2018 was $260,859 or 100%.

Cost of Revenues:  Costs of revenues for the six months ended June 30, 2019 were $0, as compared to $0 for the six months ended June 30, 2018, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2019, we realized a gross profit of $0, as compared to $260,859 for the six months ended June 30, 2018, a change of $260,859 or 100%.

Research and development expenses:  During the six months ended June 30, 2019 we incurred $43,241 research and development expenses. During the six months ended June 30, 2018 we incurred $71,021 of research and development expenses, a decrease of $27,780 or 39.12% compared with the same period in 2018.

Professional Fees:  During the six months ended June 30, 2019, we incurred $188,228 professional expenses, which increased by $140,052 or 290.71% from $48,176 for the six months ended June 30, 2018.

Officers Salary:  During the six months ended June 30, 2019, officers’ salary expenses increased to $266,205 or 13.55% from $234,438 for the six months ended June 30, 2018. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses decreased by $40,795 or 14.52% to $240,153 for the six months ended June 30, 2019 from $280,948 for the six months ended June 30, 2018. Our general and administrative expenses for the six months ended June 30, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $126,149, Travel of $14,765 and office salary of $93,452, for a total of $240,153. Our general and administrative expenses for the six months ended June 30, 2018 consisted of consulting fees of $11,188 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $193,468, Travel of $9,208 and office salary of $67,084, for a total of $280,948. The primary reason for the decrease in comparing the six months ended June 30, 2019 to the corresponding period for 2018 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the six months ended June 30, 2019, rent- related party expense increased to $9,426 or 63.65 % from $5,760 for the six months ended June 30, 2018. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense:  Interest expense increase by $29,656 to $137,615 for the six month period ended June 30, 2019 from $107,959 for the six month period ended June 30, 2018. The increase was primarily due to interest on the loans.

Interest Income:  Interest income increased by $4,625 to $4,625 for the six month period ended June 30, 2019 from $0 for the six month period ended June 30, 2018. The increase was primarily due to interest on bank accounts.

Net Loss:  Net loss increased by $412,724, or 88.28%, to a net loss of $880,243 for the six month period ended June 30, 2019 from a net loss of $467,519 for the six month period ended June 30, 2018. This increase in net loss was driven primarily by increases in professional fees and a decrease in revenues.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $880,243 during the six months ended June 30, 2019, and losses are expected to continue in the near term. The accumulated deficit is $4,067,265 at June 30, 2019. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

 Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2019, we had $674,228 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2019 as compared to December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Cash	$674,228	$13,697
Prepaid expenses	$35,245	$6,858
Total current assets	$709,473	$20,555
Total assets	$1,276,033	$71,383
Total current liabilities	$4,696,189	$4,530,606
Total liabilities	$5,343,298	$4,530,606

At June 30, 2019, we had a working capital deficit of $3,986,716 compared to a working capital deficit of $4,510,051 at December 31, 2018. Current liabilities increased to $4,696,189 at June 30, 2019 from $4,530,606 at December 31, 2018, primarily as a result of primarily as a result of accounts payable, note payable and accrued compensation.

For the six months ended June 30, 2019, net cash used in operations of $455,469 was the result of a net loss of $880,243 offset by offset by depreciation expense of $13,403, warrants cancellation of $19,915, imputed interest on related party loans of $10,457, increase in prepaid expenses of $28,387 and decrease in operating lease right of useof $30,433, an increase of accrued expenses and other payables-related party of $373,469, an increase in accounts payable of $73,420 and a decrease in operating lease liabilities of $28,106. For the six months ended June 30, 2018, net cash used in operations of $141,156 was the result of a net loss of $467,519 offset by depreciation expense of $13,035, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $4,771, warrants issued to consultants of $72,575, increase in accounts receivable of $88,128, an increase of accrued expenses and other payables-related party of $303,985 and an increase in accounts payable of $40,049.

Net cash used in our investing activities were $0 and $7,559 for the six months ended June 30, 2019 and June 30, 2018, respectively. Our investing activities for the six months ended June 30, 2018 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,116,000 for the six months ended June 30, 2019, which is represented by $1,000,000 proceeds from issuance of common stock, $4,000 loan repayment and $120,000 proceeds from shareholder note payable. Our financing activities resulted in a cash inflow of $165,000 for the six months ended June 30, 2018, which is represented by $165,000 proceeds from note payable – related party.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2019, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.1	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
31.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.

5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporate by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 12, 2019	By:	/s / Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)