Form 10-Q
period 2019-09-30
Kraig Biocraft Laboratories, Inc
filed 2019-11-13
CIK 1413119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 844,468,378 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Balance Sheets

ASSETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Current Assets
Cash	$283,148	$13,697
Prepaid expenses	12,670	6,858
Total Current Assets	295,818	20,555

Property and Equipment, net	97,828	47,310
Operating lease right-of-use asset, net	501,445	-
Security deposit	3,518	3,518

Total Assets	$898,609	$71,383

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$342,506	$793,482
Note payable - related party	442,000	322,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	3,891,007	3,349,832
Operating lease liability, current	107,661	-
Loan payable	55,200	-
Total Current Liabilities	4,903,666	4,530,606

Long Term Liabilities
Loan payable, net of current	202,044	-
Operating lease liability, net of current	398,306	-

Total Liabilities	5,504,016	4,530,606

Commitments and Contingencies

Stockholders' Deficit
Preferred stock Series A, no par value;
2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized,
844,468,378 and 816,883,910 shares issued and outstanding, respectively	16,757,079	15,145,798
Common stock Class B, no par value; unlimited shares authorized,
no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,294,501	2,043,235
Accumulated Deficit	(28,896,787)	(26,888,056)

Total Stockholders' Deficit	(4,605,407)	(4,459,223)

Total Liabilities and Stockholders' Deficit	$898,609	$71,383

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$-	$140,761	$-	$401,620

Operating Expenses
General and Administrative	826,571	123,695	1,066,724	404,643
Professional Fees	54,230	31,287	242,458	79,463
Officer's Salary	129,577	110,626	395,782	345,064
Rent - Related Party	2,487	2,880	11,913	8,640
Research and Development	43,987	20,221	87,228	91,242
Total Operating Expenses	1,056,852	288,709	1,804,105	929,052

Loss from Operations	(1,056,852)	(147,948)	(1,804,105)	(527,432)

Other Income/(Expenses)
Gain on forgiveness of debt	-	-	-	19,924
Interest expense	(73,276)	(59,033)	(210,891)	(166,992)
Interest income	1,640	-	6,265	-
Total Other Income/(Expenses)	(71,636)	(59,033)	(204,626)	(147,068)

Net (Loss) before Provision for Income Taxes	(1,128,488)	(206,981)	(2,008,731)	(674,500)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,128,488)	$(206,981)	$(2,008,731)	$(674,500)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	839,837,716	816,883,910	832,594,572	816,871,251

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Statement of Changes in Stockholders Deficit
For December 31, 2018 and the nine months ended September 30, 2019 (Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated Deficit
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC		Total

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$11,909	$-	$11,909
Net loss for the year ended December 31, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(1,168,977)	$(1,168,977)

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	$-	14,797,278	$1,000,000	-	$-	-	$-	$-	$-	$1,000,000

Shares issued in exchange for accounts payable	-	$-	4,052,652	$281,659	-	$-	-	$-	$-	$-	$281,659

Options issued for services - related parties	-	$-	-	$-	-	$-	-	$-	$584,776	$-	$584,776

Exercise of 9,000,000 warrants in exchange for stock	-	$-	8,734,538	$329,622	-	$-	-	$-	$(329,622)	$-	$-

Cancellation of warrants issued for services	-	$-	-	$-	-	$-	-	$-	$(19,915)	$-	$(19,915)

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$16,027	$-	$16,027

Net loss for the nine months ended September 30, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(2,008,731)	$(2,008,731)

Balance, September 30, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,294,501	$(28,896,787)	$(4,605,407)

Kraig Biocraft Laboratories, Inc. and Subsidiary
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(2,008,731)	$(674,500)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	22,448	19,809
Gain on forgiveness of debt	-	(19,924)
Imputed interest - related party	16,027	8,097
Fair value of options issued for services	584,776
Warrants issued/(cancelled) to consultants	(19,915)	72,575
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,812)	3,105
(Increase) in accounts receivables, net	-	(73,384)
Operating lease right-of-use, net	58,123	-
Increase in accrued expenses and other payables - related party	541,175	454,345

Increase (Decrease) in accounts payable	95,927	40,514
Operating lease liabilities, current	(53,601)	-
Net Cash Used In Operating Activities	(769,583)	(169,363)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(72,966)	(11,448)
Net Cash Used In Investing Activities	(72,966)	(11,448)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	120,000	185,000
Principal payments on debt	(8,000)	-
Proceeds from issuance of common stock	1,000,000	-
Net Cash Provided by Financing Activities	1,112,000	185,000

Net Increase in Cash	269,451	4,189

Cash at Beginning of Period	13,697	18,150

Cash at End of Period	$283,148	$22,339

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$329,622	$-
Settlement of accounts payable with note payable	$265,244	$-
Settlement of accounts payable with stock issuance	$281,659	$1,076
Adoption of lease standard ASC 842	$559,568	$-

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018

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

(B) Foreign Currency

The assets and liabilities of Prodigy Textiles, Co., Ltd. (the Company’s Vietnamese subsidiary) whose functional currency is the Vietnamese Dong, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

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

(D) Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  There were no cash equivalents as of September 30, 2019 or December 31, 2018.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For September 30, 2019 and September 30, 2018, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2019 and September 30, 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2019	September 30, 2018
Stock Warrants (Exercise price - $0.001/share)	57,495,917	36,400,000
Convertible Preferred Stock	2	2
Total	57,495,919	36,400,002

(F) Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
(G) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC No. 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC No. 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

(H) Stock-Based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation. Under FASB ASC No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant- date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC No. 718. FASB ASC No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC No. 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
(J) Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful life. The Company uses a five year life for automobiles.

In accordance with FASB ASC No. 360, Property, Plant and Equipment, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

There were no impairment losses recorded for the nine months ended September 30, 2019 and 2018.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:
o
Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2019 and December 31, 2018.
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

	September 30, 2019	December 31, 2018
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

Effective January 1, 2018, the Company adopted ASC No. 606 — Revenue from Contracts with Customers. Under ASC No. 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC No. 605 — Revenue Recognition. Under ASC No. 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists;(2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018, the Company recognized $0 and $401,620 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

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

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2019 and December 31, 2018, the Company had approximately $33,148 and $0, respectively in excess of FDIC insurance limits.

For the nine months ended September 30, 2019 and 2018, the Company had a concentration of sales of:

Customer	September 30, 2019	September 30, 2018
Customer A	-	100%
Customer A	$-	$401,620

For the nine months ended September 30, 2019 and 2018, the Company booked $0 and $0 for doubtful accounts.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $4,607,848 and stockholders’ deficiency of $4,605,407 and used $769,583 of cash in operations for nine months ended September 30, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2019 and December 31, 2018, property and equipment, net, is as follows:

	As of September 30, 2019	December 31, 2018
Automobile	$41,805	$41,805
Laboratory Equipment	80,010	73,194
Office Equipment	7,260	7,260
Leasehold Improvements	74,088	7,938
Less: Accumulated Depreciation	(105,335)	(82,887)
Total Property and Equipment, net	$97,828	$47,310

Depreciation expense for the nine months ended September 30, 2019 and 2018, was $22,448 and $19,809, respectively.

Depreciation expense for the three months ended September 30, 2019 and 2018, was $9,044 and $6,774, respectively.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2019 and 2018, was $11,913 and $5,760, respectively (See Note 9).

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

Right to use assets is summarized below:

September 30, 2019
Right to use assets, net – related party	$79,100
Right to use assets, net	55,942
Right to use assets, net	366,403
Total	$501,445

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
During the nine months ended September 30, 2019, the Company recorded $75,575 as lease expense to current period operations.

During the nine months ended September 30, 2019, the Company recorded $11,913 as lease expense – related party to current period operations.

Lease liability is summarized below:

September 30, 2019
Right to use liability, net – related party	57,120
Right to use liability, net	79,864
Right to use liability, net	368,983
Total	505,967
Less: short term portion	$(107,661)
Long term position	$398,306

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$22,522
Operating lease expense	$16,733
Operating lease expense – related party	$11,913

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; and $17,000 on January 4, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000.  Total loan payable to this principal stockholder as of September 30, 2019 is $442,000.  During the nine months ended September 30, 2019, the Company recorded $16,027 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $10,624. During the nine months ended September 30, 2018, the Company recorded $8,097 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $4,968.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the nine months ended September 30, 2019, the Company paid $8,000 of the loan balance (See Note 8 (A):

1. $1,000 per month for the first six months;
2. $2,000 per month for the months seven and eight;
3. $5,000 per month for months nine through twenty three; and,
4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
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

(C) Common Stock Warrants and Options

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2024. During the nine months ended September 30, 2019, the Company recorded $267,574 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the nine months ended September 30, 2019, the Company recorded $38,747 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the nine months ended September 30, 2019, the Company recorded $21,160 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018

On August 8, 2019, the Company issued a 2-year option to purchase 1,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $118,874, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2023. During the nine months ended September 30, 2019, the Company recorded $118,874 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 1,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $118,874, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2021, and for a period of 3 years expiring on August 8, 2024. During the nine months ended September 30, 2019, the Company recorded $118,874 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to an employee for services rendered. The options had a fair value of $14,859, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2023. During the nine months ended September 30, 2019, the Company recorded $14,859 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $16,723, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the nine months ended September 30, 2019, the Company recorded $2,422, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the nine months ended September 30, 2019, the Company recorded $1,322, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the nine months ended September 30, 2019, the Company recorded $944, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On February 9, 2018, the Company issued a 3-year o to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The options had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded 52,660 as an expense for options issued.

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

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of the 1,000,000 warrants.

On August 14, 2019, the Company issued 7,967,871 shares in connection with the cashless exercise of the 8,000,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2018	35,800,000		3.0
Granted	30,695,917	-	2.94
Exercised	(9,000,000)	-
Cancelled/Forfeited	(600,000)	-
Balance, September 30, 2019	57,495,917		3.02
Intrinsic Value	$11,786,663

For the nine months ended September 30, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	30,500,000	1.8	$10,059,538
$0.056	3,000,000	1.86	$615,000
$0.04	2,300,000	1.90	$471,500
$0.06	7,398,639	1.44	$1,516,721
$0.06	7,398,639	2.44	$1,516,721
$0.08	3,699,320	2.44	$758,360
$0.08	3,699,320	3.44	$758,360
$0.2299	8,500,000	5.64	$1,742,500

For the year ended December 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

$0.001	31,100,000	2.9	$1,523,900
$0.056	3,000,000	2.6	$147,000
$0.04	2,300,000	2.7	$112,700

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

(E) Common Stock Issued for Debt

None

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, the accrued salary balance is $2,375,547 and $2,109,454, respectively. (See Note 9).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the "May 20165 Warrant") to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017, the Company recorded $17,473 for the warrants issued to Mr. Rice in2016. On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On April 26, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of

●
The Company maintaining $6,000,000 or more in working capital,
●
Upon the transfer of ownership of more than 50% of the Corporation's voting share or an assignment for the benefit of creditors or bankruptcy, or
●
Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of September 30, 2019 and December 31, 2018 the Company owes $53,417 and $24,433, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2019, the accrued salary balance is $1,154.

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

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated.  During the nine months ended September 30, 2019, the Company paid $8,000 of the land balance (See Notes 6).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2018 and December 31, 2017, the outstanding balance is $65,292. As of December 31, 2017, the Company recorded interest expense and related accrued interest payable of $2,623. In 2019 the Company recorded $1,469 in interest expensed and related accrued interest payable. As of September 30, 2019, the Company recorded interest expense and related accrued interest payable of $6,053.

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2019 and 2018, was $11,913 and $5,760, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
NOTE 9 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2018 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of September 30, 2019, the Company recorded interest expense and related accrued interest payable of $6,053.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, the accrued salary balance is $2,286,849 and $2,109,454, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company's COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for Mr Rice. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO. On April 26, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additional, on August 15, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●
The Company maintaining $6,000,000 or more in working capital,
●
Upon the transfer of ownership of more than 50% of the Corporation's voting share or an assignment for the benefit of creditors or bankruptcy, or
●
Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of September 30, 2019 and December 31, 2018, the Company owes $46,384 and $24,433, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2019, the accrued salary balance is $1,154.

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; and $17,000 on January 4, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to this principal stockholder for as of December 31, 2018 is $322,000.  Total loan payable to principal stockholder for as of September 30, 2019 is $442,000.  During the nine months ended September 30, 2019, the Company recorded $16,027 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $10,624. During the nine months ended September 30, 2018, the Company recorded $8,097 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $4,968.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for nine months ended September 30, 2019 and 2018 was $11,913 and $5,760, respectively.

Kraig Biocraft Laboratories, Inc.
Notes to Consolidated Financial Statements as of September 30, 2019 and 2018
As of September 30, 2019 and December 31, 2018, there was $297,732 and $247,652, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of September 30, 2019, there was $1,124,398 of accrued interest- related party and $38,759 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2018, there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of September 30, 2019, the Company owes $2,375,547 in accrued salary to principal stockholder, $53,417 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,786 to its office employees.

As of December 31, 2018, the Company owes $2,109,454 in accrued salary to principal stockholder, $24,433 to the Company’s COO, and $7,640 to its office employees.

The Company owes $65,292 in royalty payable to related party as of September 30, 2019 and December 31, 2018.

NOTE 10 SUBSEQUENT EVENTS
The Company has analyzed its operations subsequent to November 13, 2019 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On October 8, 2019, the Company delivered the first batch of its transgenic silkworm eggs to its production factory in Quang Nam, Vietnam for the purpose of commencing production at that facility.

On October 21, 2019, the Company signed an agreement to increase Mr .Rice’s base salary by $20,000 per year (effective August 15, 2019). The salary increase is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,
●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or
●Upon the fifth year anniversary of the salary increase and the bonus issuance.

On November 4, 2019, the Company reported that it had successfully completed rearing the first batch of its transgenic silkworms at its production factory in Quang Nam, Vietnam.  The Company expects to continue expanding production of its specialized silk.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●
We plan to establish commercial production(1) of our recombinant spider silk by delivering and scaling up production of our transgenic silkworms at our factory in Quang Nam, Vietnam according to our investment and enterprise registration certificates for Prodigy Textiles.

●	We plan to deliver our recombinant spider silk yarn to select companies for collaborative end product development.
●	We plan to begin commercial sales of our recombinant spider silk yarns.
●
 We expect to spend approximately $13,700 on collaborative research and development of high strength polymers and spider silk protein at the University of Wyoming over the next twelve months. This level of research spending at the university is also a requirement of our licensing agreement with the university.

●
We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $148,069 during the year ended December 31, 2018 on research and development of high strength polymers. In 2018 we directed our research and development efforts on growing our internal capabilities. We may consider renewing funding of the collaborative research and development of high strength polymers at the University of Notre Dame in the future.

●
We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products. We expect to use a combination of stock and cash for any such purchase.  As of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

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
●
We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM.

(1) On October 8, 2019, the Company delivered its transgenic silkworms to the factory and has now completed rearing of the first generation in Vietnam.  The Company continues to expand it production capacity at the Quang Nam Factory.

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2019 as compared to the three month period ended September 30, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
		September 30, Increase (Decrease)
	2019	2018	Change
NET REVENUES	$-	$140,761	(140,761)	-100.00%
OPERATING EXPENSES:
General and Administrative	826,571	123,695	702,876	568.23%
Professional Fees	54,230	31,287	22,943	73.33%
Officer's Salary	129,577	110,626	18,951	17.13%
Rent - Related Party	2,487	2,880	(393)	(13.65%)
Research and Development	43,987	20,221	23,766	117.53%
Total operating expenses	1,056,852	288,709	768,143	266.06%
Loss from operations	(1,056,852)	(147,948)	(908,904)	614.34%
Gain on forgiveness of debt	-	-	-	100.00%
Interest expense	(73,276)	(59,033)	(14,243)	24.13%
Interest income	1,640	-	1,640	100.00%
Net Loss	$(1,128,488)	$(206,981)	(921,507)	445.21%

Net Revenues:  During the three months ended September 30, 2019, we realized $ 0 of revenues from our business. During the three months ended September 30, 2018, we realized $140,761 of revenues from our business. The change in revenues between the quarter ended September 30, 2019 and 2018 was $152,230 or 100%.  This decrease was due to a research and development contract between the Company and the US Army which began in 2016 and ended in 2018.

Cost of Revenues:  Costs of revenues for the three months ended September 30, 2019 were $0, as compared to $0 for the three months ended September 30, 2018, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2019, we realized a gross profit of $0, as compared to $140,761 for the three months ended September 30, 2018, a change of $140,761 or 100%.

Research and development expenses:  During the three months ended September 30, 2019, we incurred $43,987 of research and development expenses. During the three months ended September 30, 2018, we incurred $20,221 of research and development expenses, a decrease of $23,766 or 117.53% compared with the same period in 2018.  This decrease was due to a reduction in research spend with the ending of the US Army contract in 2018.

Professional Fees:  During the three months ended September 30, 2019, we incurred $54,230 of professional expenses, which increased by $22,943 or 73.33% from $31,287 for the three months ended September 30, 2018.  This increase was primarily due to an increase in professional fees associated with valuation services for the Company's stock..

Officers Salary:  During the three months ended September 30, 2019, officers’ salary expenses increased to $129,577 or 17.13% from $110,626 for the three months ended September 30, 2018.

General and Administrative Expense: General and administrative expenses increased by $702,876 or 568.23% to $826,571 for the three months ended September 30, 2019 from $123,695 for the three months ended September 30, 2018. Our general and administrative expenses for the three months ended September 30, 2019 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $742,461, Travel of $9,404 and office salary of $74,706, for a total of $826,571. Our general and administrative expenses for the three months ended September 30, 2018, consisted of consulting fees of $15,350 and other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrant compensation) of $41,793, travel of $5,979 and office salary of $41,793, for a total of $123,695. The primary reason for this increase was primarily due to an increase in the expense associated with the issuance of warrants for services.

Rent – Related Party:  During the three months ended September 30, 2019, rent- related party expense decreased to $2,487 or 0 % from $2,880 for the three months ended September 30, 2018. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense:  Interest expense increase by $14,243 to $73,276 for the three month period ended September 30, 2019 from $59,033 for the three month period ended September 30, 2018. The increase was primarily due to interest on certain Company loans.

Interest Income:  Interest income increased by $1,640 to $1,640 for the three month period ended September 30, 2019 from $0 for the three month period ended September 30, 2018. The increase was primarily due to interest on bank accounts.

Net Loss:  Net loss increased by $921,507, or 445.21%, to a net loss of $1,128,488 for the three month period ended September 30, 2019 from a net loss of $206,981 for the three month period ended September 30, 2018. This increase in net loss was primarily attributable to both increases in general and administrative expenses and a decrease in revenues.

Nine months ended September 30, 2019 compared to the nine months Ended September 30, 2018

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2019 as compared to the nine month period ended September 30, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended			% Change
		September 30, Increase (Decrease)
	2019	2018	Change
NET REVENUES	$-	$401,620	(401,620)	-100.00%
OPERATING EXPENSES:
General and Administrative	1,066,724	404,643	662,081	163.62%
Professional Fees	242,458	79,463	162,995	205.12%
Officer's Salary	395,782	345,064	50,718	14.70%
Rent - Related Party	11,913	8,640	3,273	37.88%
Research and Development	87,228	91,242	(4,014)	-4.40%
Total operating expenses	1,804,105	929,052	875,053	94.19%
Loss from operations	(1,804,105)	(527,432)	(1,276,673)	242.05%
Gain on forgiveness of debt	-	19,924	(19,924)	100.00%
Interest expense	(210,891)	(166,992)	(43,899)	26.29%
Interest income	6,265	-	6,265	100.00%
Net Loss	$(2,008,731)	$(674,500)	(1,334,231)	197.81%

Net Revenues:  During the nine months ended September 30, 2019, we realized $ 0 of revenues from our business. During the nine months ended September 30, 2018, we realized $401,620 of revenues from our business. The change in revenues between the quarter ended September 30, 2019 and 2018 was $401,620 or 100%, which was due to the ending of the US Army contract.

  Cost of Revenues:  Costs of revenues for the nine months ended September 30, 2019 were $0, as compared to $0 for the nine months ended September 30, 2018, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2019, we realized a gross profit of $0, as compared to $401,620 for the nine months ended September 30, 2018, a change of $401,6200 or 100%.

Research and development expenses:  During the nine months ended September 30, 2019, we incurred $87,228 of research and development expenses. During the nine months ended September 30, 2018, we incurred $91,242 of research and development expenses, a decrease of $4,014 or 4.40% compared with the same period in 2018 due to the ending of the US Army contract.

Professional Fees:  During the nine months ended September 30, 2019, we incurred $242,458 of professional expenses, which increased by $162,995 or 205.12% from $79,463 for the nine months ended September 30, 2018 due to increase intellectual property protection expenses.

Officers Salary:  During the nine months ended September 30, 2019, officers’ salary expenses increased to $395,782 or 14.70% from $345,064 for the nine months ended September 30, 2018. The increase in officer’s salary expenses was attributable to an increase in officer’s salary.

General and Administrative Expense: General and administrative expenses increased by $662,081 or 163.62% to $1,066,724 for the nine months ended September 30, 2019 from $404,643 for the nine months ended September 30, 2018. Our general and administrative expenses for the nine months ended September 30, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrants issued for services) of $868,609, Travel of $24,170 and office salary of $168,158, for a total of $1,066,724. Our general and administrative expenses for the nine months ended September 30, 2018 consisted of consulting fees of $26,538 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $258,520, Travel of $15,187 and office salary of $104,398, for a total of $404,643. The primary reason for the increase in comparing the nine months ended September 30, 2019 to the corresponding period for 2018 was mainly due to general business expenses and warrant compensation.

Rent – Related Party:  During the nine months ended September 30, 2019, rent- related party expense increased to $11,913 or 37.88 % from $8,640 for the nine months ended September 30, 2018. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense:  Interest expense increase by $43,899 to $137,615 for the nine month period ended September 30, 2019 from $166,992 for the nine month period ended September 30, 2018. The increase was primarily due to interest on the loans.

Interest Income:  Interest income increased by $6,265 to $6,265 for the nine month period ended September 30, 2019 from $0 for the nine month period ended September 30, 2018. The increase was primarily due to interest on bank accounts.

Net Loss:  Net loss increased by $1,334,231, or 197.81%, to a net loss of $2,008,731 for the nine month period ended September 30, 2019 from a net loss of $674,500 for the nine month period ended September 30, 2018. This increase in net loss was driven primarily by increases in professional fees and a decrease in revenues.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,008,731 during the nine months ended September 30, 2019, and losses are expected to continue in the near term. The accumulated deficit is $4,605,407 at September 30, 2019. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

 Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2019, we had $283,148 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2019 as compared to December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Cash	$283,148	$13,697
Prepaid expenses	$12,670	$6,858
Total current assets	$295,818	$20,555
Total assets	$898,609	$71,383
Total current liabilities	$4,903,666	$4,530,606
Total liabilities	$5,504,016	$4,530,606

At September 30, 2019, we had a working capital deficit of $4,607,848 compared to a working capital deficit of $4,510,051 at December 31, 2018. Current liabilities increased to $4,696,189 at September 30, 2019 from $4,530,606 at December 31, 2018, primarily as a result of primarily as a result of accounts payable, note payable and accrued compensation.

For the nine months ended September 30, 2019, net cash used in operations of $769,583 was the result of a net loss of $2,008,731 offset by offset by depreciation expense of $22,448, warrants cancellation and issuance an cancellation of $19,915, options issuance to related parties of $ 584,776, imputed interest on related party loans of $16,027, increase in prepaid expenses of $5,812 and a decrease in operating lease right of use of $58,123, an increase of accrued expenses and other payables-related party of $541,175, an increase in accounts payable of $95,927 and a decrease in operating lease liabilities of $53,601. For the nine months ended September 30, 2018, net cash used in operations of $169,363 was the result of a net loss of $674,500 offset by depreciation expense of $19,809, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $8,097, warrants issued to consultants of $72,575, increase in accounts receivable of $73,384, and an increase in prepaid expenses of $3,105, an increase of accrued expenses and other payables-related party of $454,345, an increase in accounts payable of $40,514.

Net cash used in our investing activities were $72,966 and $11,448 for the nine months ended September 30, 2019 and September 30, 2018, respectively. Our investing activities for the nine months ended September 30, 2018 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,112,000 for the nine months ended September 30, 2019, which is represented by $1,000,000 proceeds from the issuance of common stock, $8,000 loan repayment and $120,000 proceeds from a shareholder note payable. Our financing activities resulted in a cash inflow of $185,000 for the nine months ended September 30, 2018, which is represented by $185,000 proceeds from note payable – related party.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC No. 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2019, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder).

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 13, 2019	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)