Form 10-K
period 2019-12-31
Kraig Biocraft Laboratories, Inc
filed 2020-03-27
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-[  ]

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $258,965,870. The aggregate market value was computed by reference to the last sale price ($0.4148 price per share) of such common equity as of that date.

As of March 27, 2020, the registrant had 844,468,378 shares of common stock issued and outstanding.

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

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications in both the specialty fiber and technical textile industries. Our proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business thus brings twenty-first century biotechnology to the four thousand year old silk industry, permitting us to introduce materials with novel properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacturing of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance.

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the textile, specialty fiber and technical textile industries. We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. Production of our product in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

Our genetic engineering technologies allow us to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the textile, specialty fiber and technical textile industries. Through our technologies, the introduction of the gene sequence based on those found in native spider silk, results in a germline transformation and is therefore self-perpetuating. This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production. Moreover, our technologies are “green” inasmuch as our fibers and textiles do not require petroleum inputs and our production processes are traditional and eco-friendly.

Kraig Labs is actively developing collaborative relationships with industry leaders in key target markets to bring products to end consumers. For example, in February, 2019, the Company signed a non-binding memorandum of understanding (“MOU”) with Polartec LLC for the development of products for the protective textile markets. From 2016 through 2018, the Company was contracted directly by the U.S. Army for the development and delivery of next generation fibers. Due to confidentiality agreements, we cannot publicly disclose the details of our ongoing efforts to establish additional market channel partnerships, joint ventures, and material transfer agreements.

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2019 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2019 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Developments

In August 2019, the Company received authorization to begin rearing genetically enhanced silkworms at its production facility in Quang Nam, Vietnam. In October 2019, the Company delivered the first batch of these silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of the Company’s proprietary silk technology. On November 4, 2019, the Company reported that it had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Climate challenges in late December 2019 slowed production operations, however, the Company expects to resume expansion of the production of its specialized silk through 2020. The Company believes it will be able to target a capacity of 40 metric tons per annum from this factory once it reaches maximum utilization.

On July 24, 2019, the Company held its 2019 annual meeting of stockholders. The shareholders approved all 6 ballot measures, including the following 4 substantive proposals:

●	To re-elect the sole director to the Company’s board of directors, with such director to serve until the 2020 annual meeting of shareholders.
●	To ratify the appointment of M&K CPAS, PLLC Certified Public Accountants LLP as the Company’s independent registered public accounting firm for fiscal year ending December 31, 2019.
●	To approve a reverse stock split of the Company’s issued and outstanding Class A Stock by a ratio of not less than one-for-ten and not more than one-for-forty (the “Reverse Split”) at any time prior to July 23, 2020, with the exact ratios to be set at a whole number within this range, as determined by our board of directors in its sole discretion and approve and adopt the Articles of Amendment to affect same. Approval of this vote does not require the Company to complete a reverse split; approval simply authorizes the board to issue a reverse if the Board believes it in the best interest of the Company. The Company’s board anticipates that, if exercised, a reverse split would be completed to meet the listing requirements of an uplist to a national securities exchange, or to allow investment from larger institutional investors currently prohibited from investing in the Company. The Company will file a Current Report on Form 8-K to disclose such events, should they occur.
●	To approve, by non-binding, advisory vote, the uplisting of the Company’s Class A Class A Stock, no par value from the OTCQB to a national securities exchange, such as NASDAQ or NYSE:American. As described at the shareholder meeting, the Company is working toward a potential move from the OTC and onto a national exchange. The Company believes that listing on a national exchange provides additional liquidity for shareholders, allow for institutional investment, and open up additional pathways to finance the commercialization of its spider silk materials. The Company will file a Current Report on Form 8-K to disclose such events, should they occur.

The Product

To date, our focus has been on understanding and exploiting the unique characteristics of spider silk, specifically dragline silk from Nephila clavipes (golden orb-web spider) and variants thereof. Such fibers possess unique mechanical properties in terms of strength, resilience and flexibility. Natural spider silk and other high strength natural proteins are made of repeating blocks of simple amino-acids. Through the process of genetic engineering we customize these proteins to generate materials with tailored physical properties.

The Company has established relationships with key market leaders in several end markets and is working to establish exclusive development and sales agreements. For example, the Company has signed a non-binding, MOU with Polartec, LLC, a leader in high performance non-woven fabrics to develop applications for defensive and protective textiles. Polartec has announced a commitment to using 100% biodegradable and recycled materials throughout its product line, and we believe that our engineered silk can contribute to Polartec’s announced goal of fully recycled and biodegradable fleece, knits, fills, and fabric. Additionally, we maintained a contract with the U.S. Army to develop and deliver samples of its recombinant spider silk materials for evaluation between 2016 and 2018, and we recognized approximately $530,796 in revenue under this contract. The Company is currently in discussions with additional end market product manufactures.

Our Technology

Our technology builds upon the unique advantages of the domesticated silkworm. The silkworm is an efficient commercial and industrial producer of protein based polymers, and forty percent (40%) of the caterpillars’ weight is devoted to the silk glands. The silk glands produce large amounts of an insoluble protein called fibroin, which the silkworm spins into a composite protein thread (silk).

We use our genetic engineering technology to create proprietary recombinant silk polymers. On September 29, 2010, we, along with our collaborators at Notre Dame created approximately twenty different strains of transgenic silkworm which produce recombinant silk polymers. In April 2011, we entered into a licensing agreement with Sigma-Aldrich which provides us the use of Sigma-Aldrich’s zinc finger technology to accelerate and enhance our product development. In October 2017, with the support of funding from the U.S. Department of Defense, we transitioned our research operations out of Notre Dame and into our own research and development headquarters.

Our transgenic silkworms are created by inserting the genes expressing spider silk with either natural or engineered amino acid sequences into the embryos of the silkworm. The spider sequence is introduced to the embryo of the silkworm and incorporated into the silkworm genome using state of the art molecular biology approaches. The spider sequence is created on a circular loop of DNA called a plasmid. Kraig Labs developed a method to alter the plasmid DNA to more readily allow the mixing and matching of various spider DNA genes. In this way, we can combine different spider genetic cassettes to create a fiber with the desired physical and mechanical properties more rapidly than through conventional methods.

We have also adapted new approaches to generating transgenic silkworms. Our initial approaches permitted us to process silkworm eggs at a rate of roughly 50-200 a day, but using new approaches we can easily process thousands of eggs a day. This new approach has been highly effective in increasing the rate of development for new transgenics, leading to the next challenge: sorting and selecting the top performing transgenics for this larger population. This increased throughput led to new and unconventional methodologies developed by the Company’s scientific staff to selectively screen top performers. The Company has employed this new procedure and has filed provisional patent applications to protect its use. Utilizing both visual and non-visual genetic markers, we have successfully developed methods to speed up the screening of potentially transgenic silkworms, which allows for rapid screening of transgenic eggs. The eggs expressing the new spider silk constructs are propagated while the eggs without the visual marker are discarded, greatly increasing the efficiency of our screen for transgenic eggs.

The Company utilizes the latest advancements in molecular biology and genetic engineering to deliver targeted gene incorporations. The new constructs are designed to integrate in the silkworm genome directly where the native silkworm silk is created. We believe that this will lead to increased expression and incorporation of the spider protein into the silkworm cocoon leading to increased performance.

Comparison of the Properties of Spider Silk and Steel(1)

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

(1)This comparison table was the result of research performed by Randolph Lewis, Ph.D. at the University of Wyoming. Such work was summarized in an article entitled “Spider Silk: Ancient Ideas for New Biomaterials” which was published in Chemicals Review, volume 106, issue 9, pages 3672 – 3774. The measurements in joules in the table above are a conversion from Dr. Lewis’ measurements in newtons/meter squared.

We believe that the genetically engineered protein-based fibers we currently produce at laboratory scale have properties that are superior to the materials currently available in the marketplace. For example, as noted above, the ability of spider silk to absorb in excess of 100,000 joules of kinetic energy per kilogram makes it a potentially ideal material for structural blast protection.

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. Other applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets. Our interactions with manufacturers of high performance specialty textiles, including Polartec and other leaders in performance textiles, convince us that there is an eager commercial market for our innovative, sustainable, and differentiated technology and products.

Manufacturing

We plan to manufacture our proprietary spider silk fibers using traditional silkworm production practices (sericulture). We will provide fertile eggs for proprietary genetically engineered silkworms to farmers and farming cooperatives in silk-producing regions where traditional silk production process has been employed for more than 4,000 years. Farmers under contract with us will tend and feed our silkworms through the five instars, or stages, of the silkworm life cycle, including the final instar when the mature caterpillars produce a cocoon comprised of pure silk. The farmers then harvest the silk and sell it back to us within a contractual relationship that aims both to guarantee farmers a market for their output, thus insulating them from the financial risks of growing our product, and also to protect our valuable intellectual property. In form, this contract production model mirrors that typically used in other agricultural industries such as poultry production in the U.S. By utilizing existing production methodology in traditional silk regions to produce our high performance materials, we will leverage historical knowledge, available labor and existing capital infrastructure for production, spinning, and weaving of our recombinant spider silk materials. This approach should reduce the risk to our manufacturing operations and decreases our need for upfront capital expenditure.

We have made considerable progress toward implementing this model of production. Over several years, we sought a license for an Enterprise Registration Certificate (“ERC”) in order to begin operations in Quang Nam Province, Vietnam, an important region for sericulture. In May 2018, we announced that we were granted an ERC, and thereafter formed a subsidiary, Prodigy Textiles, Co., Ltd. to implement our Vietnam business. In June, 2018, we announced that we had entered collaborative agreements with several silk farming cooperatives in Quang Nam Province, Vietnam, and that these cooperatives had begun planting mulberry, the key production input for our technology, and in July, 2018, we celebrated the grand opening of Prodigy Textiles’ facility in Quang Nam province. In December 2018, we made the first shipment of our specialized silkworm to Vietnam to conduct trial rearing and to demonstrate their safety. In October 2019, we initiated the commercial production of recombinant spider silks at Prodigy Textile. Our goal for Prodigy Textiles in Quang Nam Province is to create a research center for development of our specialized silk, to contract with local farming cooperatives to grow upwards of 2,500 hectares of mulberry (which would allow for production of up to 250 metric tons of our high strength silk per year), and to serve as our principal manufacturing center.

The Market

We are focusing our work on the creation of new fibers with unique properties including fibers with potential high performance and technical fiber applications for the performance fiber market. The performance fiber market is currently dominated by two classes of product: aramid fibers, and ultra-high molecular weight polyethylene fibers. These existing products serve the need for materials with high strength, resilience, but are unable to delivery flexibility. Because these synthetic performance fibers are stronger and tougher than steel, they are used in a wide variety of military, industrial, and consumer applications.

The military and police are among the users of performance fibers for its ballistic protection. The materials are also used for industrial applications requiring superior strength and toughness, e.g., critical cables and abrasion/impact resistant components. Performance fibers are also employed in safety equipment, high strength composite materials for the aero-space industry and for ballistic protection by the defense industry.

The global market for performance fibers in technical textiles was estimated at greater than $234 billion in 2017.1

These are industrial materials which have become essential products for both industrial and consumer applications. The market for technical textiles can be defined as consisting of:

●	Medical textiles;

●	Geotextiles;

●	Textiles used in Defense and Military;

●	Safe and Protective Clothing;

●	Filtration Textiles;

●	Textiles used in Transportation;

●	Textiles used in Buildings;

●	Composites with Textile Structure; and,

●	Functional and Sportive Textiles.

We believe that the superior mechanical characteristics of the next generation of protein-based polymers (in other words, genetically engineered silk fibers), will open up new applications for the technology. The materials which we are working to produce are many times tougher and stronger than steel.

Research and Development

In 2007, the Company entered into a collaborative research agreement with Notre Dame to develop new transgenic silkworms. On September 29, 2010, we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. In 2016, the Company received a contract from the U.S. Army to deliver the first samples of its recombinant spider silk materials. In 2017, this contract was expanded to include research into the development of stronger silk materials. As a result of that contract, the Company brought its research operations in-house, opening its own research laboratories and expanding its scientific staff. This transition to in-house operations has led to a series of new technical breakthroughs and is believed to have accelerated the pace of new development. The Company intends to turn its technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2019 and 2018, we have spent approximately 12,450 hours and 13,160 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

As of the date of this Report, our research and development efforts remain focused on growing our internal capabilities, but we may consider renewing funding of the collaborative research and development of high strength polymers with Notre Dame or other joint development opportunities; as of the date hereof, we have not had any formal discussions regarding any such collaborations.

1 https://www.alliedmarketresearch.com/technical-textile-market

We have initiated commercial scale production of Dragon SilkTM, we plan to initiate commercial scale up of Monster Silk® and additional new transgenic we develop in the future Additionally, we plan to accelerate both our microbiology and selective breeding programs, as well as providing more resources for their material testing protocols in 2020.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented spider silk gene sequences in silkworm. Under the Exclusive License Agreement with the University of Wyoming, we have obtained certain exclusive rights to use numerous genetic sequences which are the subject of U.S. patents.

Under a collaborative research agreement with Notre Dame, the Company was issued and exercised its right to exclusive commercial use for spider silk technologies developed under that collaborative agreement. The Company has worked collaboratively with the university to develop fibers with the mechanical characteristics of spider silk. We are applying this proprietary genetic engineering technology to domesticated silkworms, which to our knowledge, is the only proven commercially scaled system for producing silk.

In 2017, the Company opened a research and development facility to expand on the work conducted at Notre Dame. Since opening this new facility, the Company has expanded its intellectual property portfolio with five additional provisional patent filings based on new discoveries and inventions and made numerous advancements that have decreased the development time for new technologies. The Company will continue to utilize this in-house research facility to expand and strengthen its patent portfolio while also maintaining and growing its trade secret technologies approach to genetic advancement. The Company is actively working to develop and patent new approaches to the development of genetically engineering silkworms, underlying construction techniques, and fundamental genetic sequences for improved material performance.

The introduction of the gene sequence, in the manner employed by us, results in a germline transformation and is therefore self-perpetuating.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.

As part of an intellectual property and collaborative research agreement with Notre Dame, the Company has exercised its option for the exclusive commercial rights to technologies derived from a family of patent applications filed in various jurisdictions worldwide. As of the date hereof, two patents have been issued, number 10-1926286 in South Korea and number 2011314072 in Australia; however, these locations are not currently silk producing locations.

In addition to the patents related to licensed technologies from Notre Dame listed above, the Company has filed five provisional patent applications based on technologies developed and discovered as a result of its independent research operations.

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status*
Chimeric Spider Silk and Methods of Use Thereof	United States of America	16/221267	14-Dec-2018			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/246318	11-Jan-2019			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/275159	13-Feb-2019			Published
A chimeric spider silk polypeptide, composite fiber comprising the polypeptide and method of making a chimeric spider silk fiber	Vietnam	1-2013-01306	25-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Australia	2011314072	26-Apr-2013	2011314072	13-Jul-2017	Granted
Chimeric Spider Silk and Uses thereof	Australia	2019201497	05-Mar-2019			Pending
Chimeric Spider Silk and Uses thereof	Brazil	BR112013007247-4	27-Mar-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011			Under Exam
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201710335250.4	12-May-2017			Published
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	2018110261070.8	04-Sep-2018			Pending
Chimeric Spider Silk and Uses thereof	European Patent Convention	11833071.1	26-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	India	3574/DELNP/2013	22-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Japan	2013-530432	26-Mar-2013			Pending
Chimeric Spider Silk and Uses Thereof	Japan	2019-142869	02-Aug-2019			Pending
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2018-7034773	30-Nov-2018			Under Exam
Method of producing auto-assembling high molecular weight proteins	United States of America	Provisional	17-May-19			Pending
Transgenic Silkworm Capable of Sustaining Non-Mulberry Diet	United States of America	Provisional	17-May-19			Pending
Non-invasive genetic screening method for Bombyx Mori and other molting caterpillar	United States of America	Provisional	17-May-19			Pending
Method for creating high molecular weight proteins using auto-assembly in Bombyx Mori	United States of America	Provisional	17-May-19			Pending
Method of producing non-native proteins in Bombyx Mori	United States of America	Provisional	17-May-19			Pending

* The terms in this column have the following meanings:

Published: Pending patent applications that have been published by a corresponding state Patent Office (e.g., the U.S. Patent and Trademark Office) or international patent authority (e.g., the World Intellectual Property Association).

Pending: Patent applications that have been submitted to a corresponding state Patent Office for examination but that have not been issued or abandoned.

Under Exam: Pending patent applications currently being examined by a corresponding state Patent Office.

Granted: Patent applications that have been allowed by a corresponding state Patent Office and that have passed through the registration process; a granted patent application is synonymous with a “patent” and is conferred the associated patent rights for the given jurisdiction.

In addition to patent protection for intellectual property developed by the Company and through its collaborative research agreements, the Company has developed specialized skills and knowledge in the field of selective breeding, performance selection, and husbandry. This information is considered to be trade secrets and will play a critical role in the development of unique strains of new transgenic with diverse mechanical properties. These operations and knowledge held as trade secrets provide an additional layer of security and protection for the products and technologies we seek to develop.

In 2014, the following seven trademarks were issued to the Company; the Company shall use these trademarks for product branding in the future:

Marks
Monster SilkTM
SpiderpillarTM
SpilkTM
Monster WormTM
Spider WormTM
Spider MothTM

Collaborative Research / License Agreement with the University of Notre Dame

In 2007, we entered into the first of a series of collaborative research agreements with Notre Dame. We provide financial support to ongoing research and development of transgenic silkworms and the creation of recombinant silk fibers. In exchange, we have an option to obtain the exclusive global commercialization rights to the technology developed pursuant to the research effort.

Following the first collaborative research agreement, we entered into successive licensing and collaborative research agreements to provide different levels of financial support. The trend has been for an increase in financial support for the research and development in nearly every successive agreement. In June 2012, we entered into an Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015, we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support. On September 20, 2015, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $179,000; in February 2016, the 2015 Notre Dame Research Agreement was extended to July 31, 2016 and in August 2016, the 2015 Notre Dame Research Agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $189,000 and the duration of the 2015 Notre Dame Research Agreement was extended to September 30, 2017. With the funding we received from the U.S. Army, we were able to conduct our research and development in-house, at less cost, and therefore we did not extend the 2015 Notre Dame Research Agreement after September 30, 2017, but in the future we may consider forming new collaborative research agreements.

In 2011, we exercised our option to obtain the global commercialization rights to the technology developed under the collaborative research agreements with Notre Dame, which resulted in a separate license agreement with Notre Dame (the “2011 Notre Dame Agreement”). Pursuant to the 2011 Notre Dame Agreement, Notre Dame filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks and we received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. The 2011 Notre Dame Agreement obligates us to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications. In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of our Common Stock and we have agreed to pay Notre Dame royalties equal to 2% of our gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. We have also agreed to pay to Notre Dame $50,000 a year, which will be reduced from the total amount of royalties paid in the same year. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame. The Company has recorded a potential licensing liability of $100,000 to Notre Dame and anticipates making arrangements with the Notre Dame to address this liability if it is owed.

Exclusive License Agreement with the University of Wyoming

In May 2006, we entered into a license agreement with the University of Wyoming, pursuant to which we have licensed the right to commercialize the production by silkworms of certain synthetic and natural spider silk proteins and the genetic sequencing for such spider silk proteins. These spider silk proteins and genetic sequencing are covered by patents held by the University of Wyoming. Our license allows us only to use silkworms to produce the licensed proteins and genetic sequencing. We have the right to sublicense the intellectual property that we license from the University of Wyoming. Our license agreement with the University of Wyoming required that we pay licensing and research fees to the university in exchange for an exclusive license in our field of use for certain university-developed intellectual property including patented spider silk gene sequences. Pursuant to the agreement, we issued 17,500,000 shares of our Class A Common Stock to the University Foundation. Our license agreement with the University of Wyoming was to continue until the later of (i) expiration of the last-to-expire patent we license from the University of Wyoming under this license agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country. There are no royalties payable to the University of Wyoming under the terms of our agreement with them. We anticipate making arrangements with the University of Wyoming to address any accrued or unpaid fees which may exist.

Cooperative Agreement in Vietnam

On December 30, 2015, we entered into a cooperative agreement with a provincial government office in Vietnam for the research and pilot production of hybrid silkworms. On May 1, 2018, the Company was issued its ERC so that we can begin our operations in Vietnam. We have established a subsidiary in Vietnam where we will develop and produce hybrid silkworms. Management believes the ERC puts the Company on a path to scale at a much greater level by harnessing existing silk production infrastructure with the capacity to match the existing demand for their spider silk materials.

Other Agreements

On October 15, 2013, we entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers. Under the terms of that agreement, the scientific researcher transferred his rights of intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk to us. Upon signing, the researcher received 8,000,000 common stock purchase warrants from the Company, exercisable 24 months from the date of the agreement. As per the terms of the agreement, the researcher received an additional 10,000,000 warrants after creating a new recombinant silk fiber for us that met specified performance characteristics and another 8,000,000 warrants for performing the contract in good faith. The warrants described above all contain a cashless exercise provision and are exercisable on the 24-month anniversary of the date on which they were issuable under the agreement.

Governmental Regulations

We are subject to U.S. federal, state and local laws and regulations, as well as Vietnam central, provisional, and district laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of the products we sell, the methods we use to sell these products and/or the production of the products we sell. We believe that we are in material compliance with all such applicable laws and regulations, although no assurance can be provided that this will remain true in the future.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. Expenditures for compliance with federal state and local environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

While being environmentally conscious is the objective of all producers in this industry, the fermentation process used by our competitors produces high levels of carbon dioxide. CO2 is a greenhouse gas and is argued to be the leading cause of global warming. In stark contrast, Kraig Labs’ mulberry trees and the silk from silkworms have proven to be effective at sequestering carbon dioxide and are renewable resources. Mulberry trees are also very low maintenance, while still providing essential global green-cover and significantly help in reducing soil erosion in areas.

In addition to climate impacts of the fermentation approach, solvents typically used to wet-spin fibers can have significant environmental impacts. DMSO, a common wet-spinning solvent, can be absorbed directly through human skin, carrying with it potentially dangerous side effects. This is another reason we pride ourselves on the use of silkworms, which do not require the use of DMSO, to produce our products.

Competition

We compete directly with numerous other companies with similar product lines and/or distribution that have extensive capital, resources, market share, and brand recognition.

There are presently three primary competitors that we face in our industry, but there are few barriers to entry in our industry. This creates the strong possibility of new competitors emerging, and of others succeeding in developing the same or similar fibers for application that we are trying to develop. The effects of this increased competition may be materially adverse to us and our stockholders. As this is an emergent industry there is no one producer that has captured a significant portion of the market. Bolt Threads, Inc. based in California and Spiber Inc. based in Japan are competitors which have raised the largest amounts of investment capital to date. We also compete with AMSilk, which is based in Germany. We believe that our technology offers more cost-effective methods with lower environmental impact than technologies used by our identified competitors, however, new technologies could be developed that remove this advantage.

These competitors have raise and spent 100’s of millions of dollars in pursuit of the same results that we have achieved, but though different and more complex means. The Company believes that its competitors will continue to overspend while struggling to deliver the results that we have been able to achieve utilizing the existing global infrastructure.

Based on our research and internal assessments, the following chart illustrates why we believe we have a competitive advantage over our three main, known competitors:

Employees

The Company currently employees 10 people at its U.S. facilities, 9 full-time and 1 part-time, which includes Kim Thompson, our sole officer and director and Jonathan R. Rice, our Chief Operating Officer. The Company employs 5 full time personnel at its Vietnamese subsidiary. We plan to hire more persons on as-needed basis.

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2019 and 2018 was $14,793 and $11,520, respectively.

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019, for a 5,000 square foot property in Lansing, MI for its research and development headquarters. The Company paid an annual rent of $39,200 for year one of the lease and $42,000 for year two of the lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this property that commenced on October 1, 2019 and ends on September 30, 2021; the Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease.

For the year ended December 31, 2019 and 2018, the Company paid $122,786 and $57,953 respectively, for office and manufacturing space.

On May 9, 2019, the Company signed a 5-year property lease for 4,560.57 square meters of space in the Socialist Republic of Vietnam at a current rent of approximately $45,150 in each of year one and two and with a 5% increase per year for years three through five.

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

Holders

As of March 17, 2020 in accordance with our transfer agent records, we had 31 record holders of our Class A common stock and 0 holders of our Class B common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		0	0
Equity compensation plans not approved by security holders	0	(1)	0	80,000,000
Total	0		0	80,000,000

(1)	While no awards were issued or granted during the most recently completed fiscal year, the Board did award 27,440,000 options under the Plan in February 2020.

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of common stock outstanding (fully-diluted) on the immediately preceding December 31, and (ii) such lower number of shares as may be determined by the Board or committee. As of the date of this Report, 27,440,000 options have been issued pursuant to the Plan.

Eligibility. The Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees and for the grant of nonqualified share options, restricted shares, restricted share units, share appreciation rights, share bonuses and performance awards to our employees, directors and consultants and our parent and subsidiary corporations employees and consultants.

Administration. The Plan is administered by the Board or by a committee of not fewer than 2 members, each of whom is an outside Director and all of whom are disinterested, designated by the Board to administer the Plan. The plan administrator determines the terms of all awards.

Types of Awards. The Plan allows for the grant of nonqualified stock options, incentive stock options, restricted share options, restricted stock units, stock appreciation rights, stock bonuses and performance awards.

Award Agreements. All awards under the Plan are evidenced by an award agreement which shall set forth the number of shares subject to the award and the terms and conditions of the award, which shall be consistent with the Plan.

Term of Awards. The term of awards granted under the Plan is ten years.

Vesting Schedule and Price. The plan administrator has the sole discretion in setting the vesting period and, if applicable, exercise schedule of an award, determining that an award may not vest for a specified period after it is granted and accelerating the vesting period of an award. The plan administrator determines the exercise or purchase price of each award, to the extent applicable.

Transferability. Unless the plan administrator provides otherwise, the Plan does not allow for the transfer of awards other than by will or the laws of descent and distribution. Unless otherwise permitted by the plan administrator, options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative.

Adjustments. In the event the Board or committee determines that any dividend or distribution, recapitalization, stock split, reorganization, merger, consolidate, split-up, spin-off, or other similar corporate transact or event affects the shares subject to the Plan such that an adjustment is determined by the Board or committee to be appropriate to prevent dilution or enlargement of the benefits intended to be made under the Plan, appropriate adjustments will be made to the share maximums and exercise prices, as applicable.

Governing Law and Compliance with Law. The Plan and awards granted under it are governed by and construed in accordance with the laws of the Wyoming. Shares will not be issued under an award unless the issuance is permitted by applicable law.

Amendment and Termination. The Plan terminates ten years from the date it was approved, unless it is terminated earlier by our Board. The Board may amend, alter, suspend, discontinue, or terminate the plan, including, without limitation, any amendment, alternation, suspension, discontinuation, or termination that would impart the rights of any participant, or any other holder or beneficiary of any award thertofore granted, without the consent of any share owner, participant, other holder or beneficiary of an award, or other person, unless required by applicable law.

Sale of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, and was not included in a quarterly report on Form 10-Q or in a current report on Form 8-K, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

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

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and fully vested on March 20, 2018. Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 22. During the year ended December 31, 2018, the Company recorded 19,915 as an expense for warrants issued. The warrants were canceled during the fiscal year ended December 31, 2019 in exchange for a cash payment of $6,000.

On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through June 30, 2018 in the amount of $21,000.

On March 9, 2019, the Company entered into a purchase agreement with one investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued the investor 14,797,278 Units at a purchase price of $0.06758 per Unit, for total gross proceeds to the Company of $1,000,000. The Units consist of 14,797,278 shares of the Company’s common stock and two warrants (the “Warrants”): (i) one warrant entitles the investor to purchase up to 14,797,278 shares of common stock at an exercise price of $0.06 per share (the “6 Cent Warrants”) and (ii) one warrant entitles the investor to purchase up to 7,398,639 shares of common stock at an exercise price of $0.08 per share (the “8 Cent Warrant”). The securities sold in the private placement were issued in reliance on an exemption from registration under Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The bases for the availability of this exemption include the facts that the sales of the securities were made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On March 20, 2019, the Company issued 4,052,652 shares of its common stock as payment for $243,159 of certain debt owed to the University of Notre Dame.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $123,050 over the last 12 months on research and development of high strength polymers. In 2019, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2020 to grow our internal research and development programs. We may consider renewing funding of the collaborative research and development of high strength polymers at Notre Dame in the future.

●	We plan to continue the expansion of our production operations at our Quang Nam, Vietnam factory in accordance with our investment and enterprise registration certificates. Including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2020 and going forward.

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

Results of Operations for the Years ended December 31, 2019 and 2018.

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2019 as compared to the year ended December 31, 2018, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended			% Change
	December 31,			Increase
	2019	2018	Change	(Decrease)
NET REVENUES	$-	$401,620	(401,620)	-100.00%
OPERATING EXPENSES:
General and Administrative	1,413,982	515,875	898,107	174.09%
Professional Fees	342,845	157,976	184,869	117.02%
Officer’s Salary	627,197	528,127	99,070	18.76%
Rent - Related Party	14,793	11,520	3,273	28.41%
Research and Development	223,050	148,069	74,981	50.64%
Total operating expenses	2,621,867	1,361,567	1,260,300	92.56%
Loss from operations	(2,621,867)	(959,947)	(1,661,920)	173.13%
Gain on forgiveness of debt	-	19,924	(19,924)	100.00%
Interest expense	(294,352)	(228,954)	(65,398)	28.56%
Interest income	6,369	-	6,369	100.00%
Net Loss	$(2,909,850)	$(1,168,977)	(1,740,873)	148.927%

Net Revenues: During the year ended December 31, 2019, we realized $0 of revenues from our business. During the year ended December 31, 2018, we realized $401,620 of revenues from our business. The change in revenues between the years ended December 31, 2019 and 2018 was $401,620 or 100%. This decrease was related to the US Defense Department exercise of our contract option extension and decreased funding levels.

Research and development expenses: During year ended December 31, 2019 we incurred $223,050 research and development expenses. During year ended December 31, 2018 we incurred $148,069 of research and development expenses, an increase of $74,981 or 50.64% compared with the same period in 2018. The research and development expenses are attributable to the research and development with the Notre Dame University; the increase was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2019, we incurred $342,845 professional expenses, which increased by $184,869 or 117.02% from $157,976 for year ended December 31, 2018. The increase in professional fees expense was attributable to increased expenses related to investor relations services during year ended December 31, 2019.

Officers Salary: During year ended December 31, 2010, officers’ salary expenses increased to $627,197 or 18.76% compared to $528,127 for year ended December 31, 2018.

General and Administrative Expense: General and administrative expenses increased by $898,107 or 174.09% to $1,413,982 for year ended December 31, 2019 from $515,875 for year ended December 31, 2018. Our general and administrative expenses for year ended December 31, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,123,787, Travel of $40,734, office salary of $243,674 for a total of $1,413,982. Our general and administrative expenses for year ended December 31, 2018 consisted of consulting fees of $26,538 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $325,897, Travel of $19,141, office salary of $144,299 for a total of $515,875. The primary reason for the increase in comparing year ended December 31, 2019 to the corresponding period for 2018 was mainly due to general business expenses and warrants issuances for services.

Rent – Related Party: During the year ended December 31 2019, rent-related party expense increased to $14,793 or 28.41% compared to $11,520 for the year ended December 31, 2018. The increase in rent-related party expense was attributable to the additional month of rent recorded in 2019.

Gain on Forgiveness of Debt: Gain on forgiveness of debt decreased by $19,924 to $0 for the year ended December 31, 2019 compared to $19,924 for the year ended December 31, 2018. The increase was primarily due to the issuance of stock as payment for consulting services.

Interest Expense: Interest expense increased to $294,352, or 28.56% for the year ended December 31, 2019 compared to $228,954 for the year ended December 31, 2018. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Interest Income: Interest income increased by $6,369 to $6,369 for the year ended December 31, 2019 from $0 for the year ended December 31, 2018. The increase was primarily due to interest on bank accounts.

Net Loss: Net loss increased by $1,740,873, or 148.92%, to a net loss of $2,909,850 for the year ended December 31, 2019 from a net loss of $1,168,977 for the year ended December 31, 2018. This increase in net loss was driven primarily by increased in research and development, warrant compensation, and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $2,909,850 during the year ended December 31, 2019, and losses are expected to continue in the near term. The accumulated deficit is $29,797,906 at December 31, 2019. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 5 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2019, we had $125,024 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2019 as compared to December 31, 2018, were as follows:

	December 31, 2019	December 31, 2018
Cash	$125,024	$13,697
Accounts receivable	$-	$-
Prepaid expenses	$31,745	$6,858
Total current assets	$156,769	$20,555
Total assets	$750,850	$71,383
Total current liabilities	$5,584,383	$4,530,606
Total liabilities	$6,138,908	$4,530,606

At December 31, 2019, we had a working capital deficit of $5,427,614, compared to a working capital deficit of $4,510,051 at December 31, 2018. Current liabilities increased to $5,584,383 at December 31, 2019 from $4,530,606 at December 31, 2018, primarily as a result of primarily as a result of accounts payable and accrued compensation.

For the year ended December 31, 2019, net cash used in operations of $1,087,881 was the result of a net loss of $2,909,850 offset by depreciation expense of $30,781, warrant cancellation of $19,915, options issued to related parties of $696,934, imputed interest on related party loans of $22,337, increase in prepaid expenses of $24,887, a decrease in operating lease right of use of $86,326, an increase of accrued expenses and other payables-related party of $795,633, an increase in accounts payable of $314,369 and a decrease in operating lease liabilities of $79,609. For the year ended December 31, 2018, net cash used in operations of $235,005 was the result of a net loss of $1,168,977 offset by depreciation expense of $26,632, gain on forgiveness of debt of $19,924, imputed interest on related party loans of $11,909, warrants issued to consultants of $72,575, decrease in accounts receivable of $25,872, and an increase in other receivable of $2,394, an increase of accrued expenses and other payables-related party of $682,976, an increase in accounts payable of $136,326.

Net cash used in our investing activities were $100,792 and $11,448 for the year ended December 31, 2019 and December 31, 2018, respectively. Our investing activities for the years ended December 31, 2019 and 2018 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,300,000 for the year ended December 31, 2019, which is represented by $1,000,000 proceeds from the issuance of common stock, $20,000 loan repayment and $320,000 proceeds from a shareholder note payable. Our financing activities resulted in cash inflow of $242,000 for the year ended December 31, 2018, which is represented by shareholder loan payable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	25	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	26	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 AND DECEMBER 31, 2018.

PAGE	27	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018.

PAGE	28	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018.

PAGES	29	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM DECEMBER 31, 2018 TO DECEMBER 31, 2019.

PAGES	30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2013.

Houston, TX

March 27, 2020

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$125,024	$13,697
Prepaid expenses	31,745	6,858
Total Current Assets	156,769	20,555

Property and Equipment, net	117,321	47,310
Operating lease right-of-use asset, net	473,242	-
Security deposit	3,518	3,518

Total Assets	$750,850	$71,383

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$560,948	$793,482
Note payable - related party	642,000	322,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	4,145,465	3,349,832
Operating lease liability, current	110,678	-
Loan payable	60,000	-
Total Current Liabilities	5,584,383	4,530,606

Long Term Liabilities
Loan payable, net of current	185,244	-
Operating lease liability, net of current	369,281	-

Total Liabilities	6,138,908	4,530,606

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 844,468,378 and 816,883,910 shares issued and outstanding, respectively	16,757,079	15,145,798
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	2,412,969	2,043,235
Accumulated Deficit	(29,797,906)	(26,888,056)

Total Stockholders’ Deficit	(5,388,058)	(4,459,223)

Total Liabilities and Stockholders’ Deficit	$750,850	$71,383

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenue	$-	$401,620

Operating Expenses
General and Administrative	1,413,982	515,875
Professional Fees	342,845	157,976
Officer’s Salary	627,197	528,127
Rent - Related Party	14,793	11,520
Research and Development	223,050	148,069
Total Operating Expenses	2,621,867	1,361,567

Loss from Operations	(2,621,867)	(959,947)

Other Income/(Expenses)
Gain on forgiveness of debt	-	19,924
Interest expense	(294,352)	(228,954)
Interest income	6,369	-
Total Other Income/(Expenses)	(287,983)	(209,030)

Net (Loss) before Provision for Income Taxes	(2,909,850)	(1,168,977)

Provision for Income Taxes	-	-

Net (Loss)	$(2,909,850)	$(1,168,977)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	835,587,422	816,874,442

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(2,909,850)	$(1,168,977)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	30,781	26,632
Gain on forgiveness of debt	-	(19,924)
Imputed interest - related party	22,337	11,909
Fair value of options issued for services	696,934	-
Warrants issued/(cancelled) to consultants	(19,915)	72,575
Changes in operating assets and liabilities:
Increase in prepaid expenses	(24,887)	(2,394)
(Increase) in accounts receivables, net	-	25,872
Operating lease right-of-use, net	86,326	-
Increase in accrued expenses and other payables - related party	795,633	682,976
Increase (Decrease) in accounts payable	314,369	136,326
Operating lease liabilities, current	(79,609)	-
Net Cash Used In Operating Activities	(1,087,881)	(235,005)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Domain Name	(100,792)	(11,448)
Net Cash Used In Investing Activities	(100,792)	(11,448)

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	320,000	242,000
Principal payments on debt	(20,000)	-
Proceeds from issuance of common stock	1,000,000	-
Net Cash Provided by Financing Activities	1,300,000	242,000

Net Increase in Cash	111,327	(4,453)

Cash at Beginning of Year	13,697	18,150

Cash at End of Year	$125,024	$13,697

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$10
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$329,622	$-
Settlement of accounts payable with note payable	$265,244	$-
Settlement of accounts payable with stock issuance	$281,659	$1,076
Adoption of lease standard ASC 842	$559,568	$-

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders Deficit

For the years ended December 31, 2019 and 2018

(Unaudited)

							Common Stock -
	Preferred Stock -		Common Stock -		Common Stock -		Class A Shares
	Series A		Class A		Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2017	2	$5,217,800	816,847,910	$15,144,722	-	$-	1,122,311	$22,000	$1,958,751	$(25,719,079)	$(3,375,806)

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$72,575	$-	$72,575

Stock issued for services ($0.0299/Sh)	-	$-	36,000	$1,076	-	$-	-	$-	$-	$-	$1,076

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$11,909	$-	$11,909

Net loss for the year ended December 31, 2018	-	$-	-	$-	-	$-	-	$-	$-	$(1,168,977)	$(1,168,977)

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	$-	14,797,278	$1,000,000	-	$-	-	$-	$-	$-	$1,000,000

Shares issued in exchange for accounts payable	-	$-	4,052,652	$281,659	-	$-	-	$-	$-	$-	$281,659

Options issued for services	-	$-	-	$-	-	$-	-	$-	$696,934	$-	$696,934

Exercise of 9,000,000 warrants in exchange for stock	-	$-	8,734,538	$329,622	-	$-	-	$-	$(329,622)	$-	$-

Cancellation of warrants issued for services	-	$-	-	$-	-	$-	-	$-	$(19,915)	$-	$(19,915

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$22,337	$-	$22,337)

Net loss for the year ended December 31, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(2,909,850)	$(2,909,850)

Balance, December 31, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Kraig Biocraft Laboratories, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on April 25, 2006. The Company was organized to develop high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries.

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

In January 2020, the Company reported challenges related to climate and access to high quality mulberry during the winter months at its subsidiary in Vietnam. The Company announced that it had already begun planting additional mulberry fields to ensure no future shortages.

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

(D) Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2019 or December 31, 2018.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2019 and December 31, 2018, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2019 and December 31, 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2019	December 31, 2018
Stock Warrants (Exercise price - $0.001-$0.2299/share)	55,995,917	36,400,000
Convertible Preferred Stock	2	2
Total	55,995,919	36,400,002

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2019	2018
Expected income tax recovery (expense) at the statutory rate of 21%	$(610,845)	$(1,412,328)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	142,167	11,057
Change in valuation allowance	(468,678)	(1,423,384)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2019	2018
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	3,379,542	2,910,863
Valuation allowance	(3,379,542)	(2,910,863)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2039.

The net change in the valuation allowance for the year ended December 31, 2019 and 2018 was an increase of $610,845 and a decrease of $1,412,328, respectively.

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

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11 on its financial statements.

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

There were no impairment losses recorded for the years ended December 31, 2019 and 2018.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2019 and December 31, 2018.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	December 31, 2019	December 31, 2018
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

(L) Revenue Recognition

During the year ended December 31, 2018, the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks. This contract ended in September of 2018.

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

For the years ended December 31, 2019 and 2018, the Company recognized $0 and $401,620 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

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

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2019 and December 31, 2018, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

For the years ended December 31, 2019 and 2018, the Company had a concentration of sales of:

	December 31, 2019	December 31, 2018
Customer
Customer A	-	100%
Customer A	$-	$401,620

For the years ended December 31, 2019 and 2018, the Company booked $0 and $0 for doubtful accounts.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $5,427,614 and stockholders’ deficiency of $5,388,058 and used $1,087,881 of cash in operations for year ended December 31, 2019. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2019 and December 31, 2018, property and equipment, net, is as follows:

	December 31, 2019	December 31, 2018
Automobile	$41,805	$41,805
Laboratory Equipment	96,536	73,194
Office Equipment	7,260	7,260
Leasehold Improvements	85,388	7,938
Less: Accumulated Depreciation	(113,668)	(82,887)
Total Property and Equipment, net	$117,321	$47,310

Depreciation expense for the years ended December 31, 2019 and 2018, was $30,781 and $26,632, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2019 and 2018, was $11,913 and $5,760, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on December 31, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease.

On May 9, 2019, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $559,568 and lease liabilities of $559,568.

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

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short- term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight line basis over the term of the lease

Right to use assets is summarized below:

December 31,
Right to use assets, net – related party	$69,884
Right to use assets, net	53,799
Right to use assets, net	349,559
Total	$473,242

During the year ended December 31, 2019, the Company recorded $75,575 as lease expense to current period operations.

During the year ended December 31, 2019, the Company recorded $11,913 as lease expense – related party to current period operations.

Lease liability is summarized below:

December 31,
Right to use liability, net – related party	55,372
Right to use liability, net	70,901
Right to use liability, net	353,686
Total	479,959
Less: short term portion	$(110,678)
Long term position	$369,281

Lease expense for the year ended December 31, 2019 was comprised of the following:

Operating lease expense	$43,666
Operating lease expense	$64,327
Operating lease expense – related party	$14,793

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019 and $100,000 on December 18, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Total loan payable to this principal stockholder as of December 31, 2019 is $642,000. During the year ended December 31, 2019, the Company recorded $22,337 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $15,581. During the year ended December 31, 2018, the Company recorded $11,909 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,071.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the year ended December 31, 2019, the Company paid $20,000 of the loan balance (See Note 8 (A):

1. $1,000 per month for the first six months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

NOTE 7 STOCKHOLDERS’ DEFICIT

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

On March 20, 2018, the Company issued 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018. This warrant was cancelled on April 4, 2019 for a cash payment of $6,000.

(C) Common Stock Warrants and Options

On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of the 1,000,000 warrants. On August 14, 2019, the Company issued 7,967,871 shares in connection with the cashless exercise of the 8,000,000 warrants.

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2024. During the year ended December 31, 2019, the Company recorded $267,574 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the year ended December 31, 2019, the Company recorded $106,006 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2019, the Company recorded $57,889 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 Years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 1,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $118,874, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2023. During the year ended December 31, 2019, the Company recorded $118,874 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 1,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $118,874, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2021, and for a period of 3 years expiring on August 8, 2024. During the year ended December 31, 2019, the Company recorded $118,874 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to an employee for services rendered. The options had a fair value of $14,859, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2023. During the year ended December 31, 2019, the Company recorded $14,859 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $16,723, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the year ended December 31, 2019, the Company recorded $6,625, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 Years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2019, the Company recorded $3,618, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 Years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the year ended December 31, 2019, the Company recorded $2,615, as an expense for options issued.

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

On February 9, 2018, the Company issued a 3-year o to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The options had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded $52,660 as an expense for options issued.

Expected dividends	0%
Expected volatility	96.95%
Expected term	3 Years
Risk free interest rate	2.26%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)
Balance as of December 31, 2018	34,300,000		3.0
Granted	30,695,917		2.94
Exercised	(9,000,000)
Cancelled/Forfeited	(600,000)
Balance, December 31, 2019	55,395,917		2.77
Intrinsic Value	$10,852,009

For the year ended December 31, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.65	$4,069,800
$0.056	3,000,000	1.61	$387,600
$0.04	2,300,000	1.70	$445,740
$0.06	7,398,639	1.19	$1,433,856
$0.06	7,398,639	2.19	$1,433,856
$0.08	3,699,320	2.19	$716,928
$0.08	3,699,320	3.19	$719,928
$0.2299	8,500,000	5.39	$1,647,300

For the year ended December 31, 2018, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	29,600,000	2.9	$1,523,900
$0.056	3,000,000	2.6	$147,000
$0.04	2,300,000	2.7	$112,700

(D) Amendment to Articles of Incorporation

On February 16, 2009, the Company amended its articles of incorporation to amend the number and class of shares the Company is authorized to issue as follows:

●Common stock Class A, unlimited number of shares authorized, no par value

●Common stock Class B, unlimited number of shares authorized, no par value

●Preferred stock, unlimited number of shares authorized, no par value

Effective December 17, 2013, the Company amended its articles of incorporation to designate a Series A no par value preferred stock. Two shares of Series A Preferred stock have been authorized and were issued

(E) Common Stock Issued for Debt

None

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2018. As of December 31, 2019 and December 31, 2018, the accrued salary balance is $2,535,203 and $2,109,454, respectively. (See Note 9).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 20165 Warrant”) to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,652 for the warrants issued to Mr. Rice in 2016. For the year ended December 31, 2017, the Company recorded $17,473 for the warrants issued to Mr. Rice in2016. On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of December 31, 2019 and December 31, 2018 the Company owes $64,352 and $24,433, respectively, to Mr. Rice for payroll payable.

On October 21, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year (effective August 15, 2019). The salary increase is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2019, the accrued salary balance is $1,154.

(A) License Agreement

On May 8, 2006, the Company entered into a license agreement. Pursuant to the terms of the agreement, the Company paid a non- refundable license fee of $10,000. The Company will pay a license maintenance fee of $10,000 on the one year anniversary of this agreement and each year thereafter. The Company will pay an annual research fee of $13,700 with first payment due January 2007, then on each subsequent anniversary of the effective date commencing May 4, 2007. The annual research fees are accrued by the Company for future payment. Pursuant to the terms of the agreement the Company may be required to pay additional fees aggregating up to a maximum of $10,000 a year for patent maintenance and prosecution relating to the licensed intellectual property.

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the year ended December 31, 2019, the Company paid $20,000 of the balance (See Notes 6).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2018 and December 31, 2017, the outstanding balance is $65,292. In 2019 the Company recorded $1,959 in interest expensed and related accrued interest payable. As of December 31, 2019, the Company recorded interest expense and related accrued interest payable of $6,543.

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

On May 9, 2019, the Company signed a 5 year property lease Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2019 and 2018, was $14,793 and $11,520, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on December 31, 2019. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease.

NOTE 9 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2019 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of December 31, 2019, the Company recorded interest expense and related accrued interest payable of $6,543.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2018. As of December 31, 2019 and December 31, 2018, the accrued salary balance is $2,464,244 and $2,109,454, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company’s COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. For the year ended December 31, 2016, the Company recorded $193,654 for the warrants issued to Mr. Rice. For the year ended December 31, 2017 the Company recorded $17,473 for the warrants issued to Mr. Rice in 2016. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 for Mr. Rice. On January 10, 2020, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 31, 2020 to January 10, 2025 for Mr. Rice. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. On August 8, 2019 Mr. Rice was issued a set of three five-year warrant to purchase a total of 6,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share pursuant to the employment agreement. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

On October 21, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year (effective August 15, 2019). The salary increase is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of December 31, 2019 and December 31, 2018, the Company owes $64,351 and $24,433, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Le at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2019, the accrued salary balance is $1,154.

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, and $100,000 on December 18, 2019. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2018 is $322,000. Total loan payable to this principal stockholder as of December 31, 2019 is $642,000. During the year ended December 31, 2019, the Company recorded $22,337 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $15,581. During the year ended December 31, 2018, the Company recorded $11,909 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,071.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended December 31, 2019 and 2018 was $14,793 and $11,520, respectively.

As of December 31, 2019 and December 31, 2018, there was $304,539 and $247,652, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of December 31, 2019, there was $1,196,503 of accrued interest- related party and $43,715 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2018, there was $940,158 of accrued interest- related party and $28,135 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2019, the Company owes $2,535,203 in accrued salary to principal stockholder, $64,351 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,477 to its office employees.

As of December 31, 2018, the Company owes $2,109,454 in accrued salary to principal stockholder, $24,433 to the Company’s COO, and $7,640 to its office employees.

The Company owes $65,292 in royalty payable to related party as of December 31, 2019 and December 31, 2018.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2019 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On January 24, 2020, the Company received $100,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On February 19, 2020, the Board of Directors issued a total of 27,440,000 share options under the 2019 Employee Stock Option Plan.

On February 19, 2020, the Company received $100,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On March 9, 2020, the Company received $100,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On March 19, 2020, the Company furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. During the duration of the furlough, the Company CEO will not receive or accrue any pay.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2019, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2019, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2019, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2019, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	58	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	40	Chief Operating Officer	January 20, 2015

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2019, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2019 and 2018 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson President, CEO, CFO and Director	2019	$354,791	(1)	$70,958	(2)	$0	$0	$0	$0	$52,798	(3)	$478,547
	2018	$334,708	(4)	$66,942	(5)	$0	$0	$0	$0	$55,934	(6)	$457,584
Jonathan R. Rice COO	2019	$150,774	(7)	$24,000	(8)	$0	$0	$0	$0	$13,295	(9)	$188,069
	2018	$125,398	(10)	$0		$0	$0	$0	$0	$15,324	(11)	$142,285

(1)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such annual compensation until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of the deferred compensation.

(2)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer this bonus until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Thompson’s deferred compensation.

(3)	This amount includes: $49,833 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $2,965 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of these funds, which we deem “accounts payable – related party.”

(4)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such annual compensation until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of the deferred compensation.

(5)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer this bonus until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Thompson’s deferred compensation.

(6)	This amount includes: $48,565 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $7,161 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information about regarding the payback terms of these funds, which we deem “accounts payable – related party.”

(7)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2019, Mr. Rice’s annual base salary was $150,774. However, in light of the Company’s cash position, the Company has deferred the payment of $23,076 of the $150,774. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Rice’s deferred compensation. In addition to his annual base salary Mr. Rice was reimbursed for $12,274 in medical insurance premiums and $1,020 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.

(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, the Company has deferred the payment of $20,000 of the $24,000. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Rice’s deferred compensation.

(9)	In 2019, Mr. Rice received $12,274 in medical insurance and medical reimbursement and $1,020 in phone service expenses and travel related, pursuant to his employment agreement.

(10)	This represents the annual salary that was paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2018, Mr. Rice’s annual base salary was $140,000, which includes $125,398 in wages and $15,324 in other expenses payable to Mr. Rice pursuant to the then current terms of his employment agreement, the latter of which are included in the “all other compensation” column.

(11)	This amount represents “all other compensation” payable to Mr. Rice pursuant to the then current terms of his employment agreement, including $14,284 in medical insurance and $1,040 in phone service expenses.

On March 19, 2020, the Mr. Thompson agreed to suspend payment or accrual of his salary until such time as furloughed workers return to work.

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011 through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. As a result of all the deferments, we accrued $2,535,203 in deferred compensation payable to Mr. Thompson as of December 31, 2019. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

Base pay will be increased each January 1st, for the subsequent twelve month periods by 6%. Mr. Thompson will also be entitled to life, disability, health and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. In light of the Company cash position, Mr. Thompson declined the life and disability insurance.

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

(a)	In the event that Company achieves gross sales of five million dollars ($5,000,000) or more, or one million dollars ($1,000,000) or more in net income, in any year during the term of this agreement, or upon the Company’s achieving an average market capitalization over a 240 consecutive calendar day period, in excess of $70,000,000 during the term of this agreement, then the consulting period will be for five (5) years and the consulting rate will be increased to $5,500 per month.
(b)	In the event that Company achieves gross sales of ten million dollars ($10,000,000) or more, or two million dollars ($2,000,000) or more in net income, in any year during the term of this agreement, or upon the Company’s achieving an average market capitalization over a 240 consecutive calendar day period, in excess of $90,000,000 during the term of this agreement, then the consulting period will be for six (6) years and the consulting rate will be increased to $7,500 per month.

COO

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “2015 COO Employment Agreement”). Although the 2015 COO Employment Agreement has been superseded (as described below), on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement and on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share. The 3,000,000 share warrant fully vested on October 28, 2016. For the twelve months ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice.

On January 14, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, and other benefits. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement. Additionally, on August 4, 2016, the Company approved a performance retention bonus to Mr. Rice of $20,000 which was payable on March 31, 2018, but which has not yet been paid. For the twelve months ended December 31, 2018, the Company recorded $0 for the warrants issued to related party.

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019. On March 15, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. For the twelve months ended December 31, 2018, the Company recorded $0 for the warrants issued to related party.

On August 4, 2016, the Company issued an accommodation to Mr. Rice awarding him a bonus of $20,000 payable on March, 31, 2018. In light of the Company’s cash position, this bonus has been deferred.

On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020. On January 10, 2020, the Company extended the expiration date of the January 2015 Warrant from January 31, 2020 to January 10, 2025

On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●	The Company maintaining $6,000,000 or more in working capital;
●	Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy; or,
●	Upon the fifth year anniversary of the salary increase and the bonus issuance.

On October 21, 2019, the Company signed another agreement to increase Mr. Rice’s base salary by another $20,000 per year (effective August 15, 2019). Such salary increase is accrued and to be paid on the same terms as set forth above regarding the April 2019 increase.

Over the years, in light of our cash position, certain amounts of Mr. Rice’s annual compensation have been deferred. As a result of these deferments, we accrued a total of $65,175 in deferred compensation payable to Mr. Rice as of December 31, 2019. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Rice, COO.”

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	234,830,379	(2)	27.81%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	Jonathan R. Rice	17,000,000	(3)	2.01%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Class A Common Stock	All executive officers and directors as a group (2 Person)	251,830,379		29.82%

Series A Preferred Stock	Kim Thompson	2	(2)	100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

Series A Preferred Stock	All executive officers and directors as a group (1 Person)	2		100%

(1) The percent of class is based on 844,468,378 shares of our Class A common stock issued and outstanding as of the date of this Report.

(2) Such shares include 214,830,377 shares of common stock that are owned by Mr. Thompson, 20,000,000 shares of common stock that may be issued upon exercise of outstanding warrants, and 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson.

(3) These shares represent shares of common stock that may be issued upon exercise of warrants Mr. Rice owns.

Change in Control

As of the date of this Report, there were no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2019, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

As previously stated, in light of our cash position, Mr. Thompson agreed to defer a significant portion of his compensation and other payments, as set forth below, owed to him.

●	Annual Compensation: Between December 31, 2016 and December 31, 2019, Kim Thompson, our CEO accrued $2,535,203 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2019, there was $1,240,218 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 10% per annum. As a result of these accruals, as of December 31, 2019, we owed Mr. Thompson $3,775,421 in salary and interest related payments.
●	Company Loans: During the same period, Mr. Thompson loaned the Company an aggregate of $802,000 and has been repaid $160,000, leaving a balance of $642,000. As of December 31, 2019, there was $43,715 in loan interest; such interest accrues at the rate of 7% per annum.
●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2019, there was $65,292 in royalty payments payable to Mr. Thompson.
●	As of December 31, 2019, there was $304,539 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

On September 30, 2010, the Company agreed to issue preferred stock to Mr. Thompson in exchange for $650,000 in forgiveness of back salary. On December 19, 2013, the Company issued Mr. Thompson two shares of Series A Preferred Stock, which entitles him to a total of 400,000,000 votes on all matters, in consideration for his agreement to extend the Company’s repayment of the aforementioned debts owed to him to October 30, 2014 and to forgive an additional $30,000 in compensation that the Company previously owed to him.

On January 24, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On February 19, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On March 9, 2020, the Company received $100,000 from Mr Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

Mr. Rice, COO

As previously stated, in light of our cash position, the Company has deferred a portion of the compensation owed to Mr. Rice. Between December 31, 2016 and December 31, 2019, Mr. Rice accrued a total of $65,175 in unpaid salary (“Accrued COO Salary”). As of December 31, 2019, there was $30 included in accounts payable and accrued expenses payable to Mr. Rice, which is the balance of funds previously owed to Mr. Rice.

In consideration of the Company’s current and potential future cash position the Company shall repay Mr. Rice in full either by the direction of the Board or upon the earlier of:

●	The Company maintaining $6,000,000 or more in working capital;
●	Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy; or,
Upon the fifth year anniversary of the salary increase and the bonus issuance.

Property Lease

On January 23, 2017, the Company signed an 8 year property lease with the Company’s CEO, President and controlling shareholder for land in Texas (the “Texas Property”). The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations.

The Company is not a subsidiary of any company.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have identified persons who meet these requirements and are qualified to serve on our board; we anticipate appointing such persons to our Board at such time is required to meet the applicable listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2019	2018
Audit Fees	$25,950	$15,450
Audit-Related Fees	$-	$-
Tax Fees	$-	$13,385
All Other Fees	$-	$-
Total	$25,950	$28,835

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $25,950 and $15,450 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal year ended December 31, 2019, we were billed approximately $0 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2018, we were billed approximately $13,385 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.6	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.16	2019 Employee Stock Option Plan*

14.1	Code of Business Conduct and Ethics (13)

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

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

(14) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2015

(15) Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.

Dated: March 27, 2020	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 27, 2020
Kim Thompson	Chief Financial Officer and Sole Director

SUPPLEMENTAL INFORMATIONTO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

On July 11, 2019, the Company filed a Current Report on Form 8-K to disclose the shareholder meeting it held on July 24, 2019; the related shareholder notice and proxy card were attached as an exhibit to that Report, which Report was furnished to the SEC. The Company did not send any other annual report or proxy material to its shareholders during the fiscal year ended December 31, 2019.

