Form 10-Q
period 2020-03-31
Kraig Biocraft Laboratories, Inc
filed 2020-04-21
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to _____

Commission File Number: 333-146316

KRAIG BIOCRAFT LABORATORIES, INC.

(Exact Name of Registrant as Specified in Charter)

Wyoming	83-0459707
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2723 South State St. Suite 150 Ann Arbor, Michigan 48104
(Address of Principal Executive Offices)

(734) 619-8066

 (Registrant’s telephone number, including area code)

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

As of April 21, 2020, there were 844,468,378 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$37,411	$125,024
Prepaid expenses	12,670	31,745
Total Current Assets	50,081	156,769

Property and Equipment, net	109,942	117,321
Operating lease right-of-use asset, net	444,514	473,242
Security deposit	3,518	3,518

Total Assets	$608,055	$750,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$482,435	$560,948
Note payable - related party	942,000	642,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	4,320,170	4,145,465
Operating lease liability, current	113,764	110,678
Loan payable	60,000	60,000
Total Current Liabilities	5,983,661	5,584,383

Long Term Liabilities
Loan payable, net of current	170,244	185,244
Operating lease liability, net of current	339,548	369,281

Total Liabilities	6,493,453	6,138,908

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 844,468,378 and 844,468,378 shares issued and outstanding, respectively	16,757,079	16,757,079
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	4,966,968	2,412,969
Accumulated Deficit	(32,849,245)	(29,797,906)

Total Stockholders’ Deficit	(5,885,398)	(5,388,058)

Total Liabilities and Stockholders’ Deficit	$608,055	$750,850

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Revenue	$-	$-

Operating Expenses
General and Administrative	2,792,781	117,967
Professional Fees	19,374	150,311
Officer’s Salary	144,562	118,155
Rent - Related Party	3,135	3,273
Research and Development	4,812	22,304
Total Operating Expenses	2,964,664	412,010

Loss from Operations	(2,964,664)	(412,010)

Other Income/(Expenses)
Interest expense	(86,675)	(66,920)
Interest income	-	1,184
Total Other Income/(Expenses)	(86,675)	(65,736)

Net (Loss) before Provision for Income Taxes	(3,051,339)	(477,746)

Provision for Income Taxes	-	-

Net (Loss)	$(3,051,339)	$(477,746)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	844,468,378	822,016,321

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Options issued for services	-	-	-	-	-	-	-	-	2,544,215	-	2,544,245

Imputed interest - related party	-	-	-	-	-	-	-	-	9,784	-	9,784

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(3,051,339)	(3,051,339)

Balance, March 31, 2020	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$4,966,968	$(32,849,245)	$(5,885,398)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2019

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	-	14,797,278	1,000,000	-	-	-	-	-	-	1,000,000

Shares issued in exchange for accounts payable	-	-	4,052,652	281,659	-	-	-	-	-	-	281,659

Imputed interest - related party	-	-	-	-	-	-	-	-	4,947	-	4,947

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(477,746)	(477,746)

Balance, March 31, 2019	2	$5,217,800	835,733,840	$16,427,457	-	$-	1,122,311	$22,000	$2,048,182	$(27,365,802)	$(3,650,363)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(3,051,339)	$(477,746)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	7,379	6,665
Imputed interest - related party	9,784	4,947
Fair value of options issued for services	2,544,215	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	19,075	1,713
Operating lease right-of-use, net	28,728	10,737
Increase in accrued expenses and other payables - related party	174,705	162,725
(Decrease)Increase in accounts payable	(78,513)	76,003
Operating lease liabilities	(26,647)	(10,090)
Net Cash Used In Operating Activities	(372,613)	(225,046)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Leasehold Improvements	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	300,000	120,000
Principal payments on debt	(15,000)	(1,000)
Proceeds from issuance of common stock	-	1,000,000
Net Cash Provided by Financing Activities	285,000	1,119,000

Net Increase in Cash	(87,613)	893,954

Cash at Beginning of Period	125,024	13,697

Cash at End of Period	$37,411	$907,651

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accounts payable with note payable	$-	$265,244
Settlement of accounts payable with stock issuance	$-	$281,659
Adoption of lease standard ASC 842	$-	$167,867

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2020 and 2019

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(D) Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2020 or December 31, 2019.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2020 and March 31, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2020 and March 31, 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2020	March 31, 2019
Stock Warrants (Exercise price - $0.001/share)	55,995,917	58,595,917
Stock Options (Exercise price - $0.1150/Share)	27,340,000	-
Convertible Preferred Stock	2	2
Total	83,335,919	58,595,919

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of December 31, 2019 and December 31, 2017 there were no amounts that had been accrued in respect to uncertain tax positions.

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

(H) Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

(I) Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

There were no impairment losses recorded for the three months ended March 31, 2020 and 2019.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2020 and December 31, 2019.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	March 31, 2020	December 31, 2019
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

(L) Revenue Recognition

During the year ended December 31, 2019, the Company’s revenues were generated primarily from a contract with the U.S. Government. The Company performs work under this cost-plus-fixed-fee contract. Under the base phase of that contract the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017, to that original contract, the Company has worked to develop new recombinant silks.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

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

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2020 and December 31, 2019, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

For the three months ended March 31, 2020 and 2019, the Company booked $0 and $0 for doubtful accounts.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $5,933,580 and stockholders’ deficiency of $5,885,398 and used $372,613 of cash in operations for three months ended March 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2020 and December 31, 2019, property and equipment, net, is as follows:

	As of March 31, 2020	December 31, 2019
Automobile	$41,805	$41,805
Laboratory Equipment	96,536	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	85,389	85,389
Less: Accumulated Depreciation	(121,048)	(113,669)
Total Property and Equipment, net	$109,942	$117,321

Depreciation expense for the three months ended March 31, 2020 and 2019, was $7,379 and $6,665, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2020 and 2019, was $3,135 and $5,760, respectively (See Note 9).

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

Right to use assets is summarized below:

March 31, 2020
Right to use assets, net – related party	$60,486
Right to use assets, net	51,621
Right to use assets, net	332,407
Total	$444,514

During the three months ended March 31, 2020, the Company recorded $26,550 as lease expense to current period operations.

During the three months ended March 31, 2020, the Company recorded $2,178 as lease expense – related party to current period operations.

Lease liability is summarized below:

March 31, 2020
Right to use liability, net – related party	53,442
Right to use liability, net	61,789
Right to use liability, net	338,081
Total	453,312
Less: short term portion	$(113,764)
Long term position	$339,548

Lease expense for the three months ended March 31, 2020 was comprised of the following:

Operating lease expense	$15,582
Operating lease expense	$9,142
Operating lease expense – related party	$1,923

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 and $100,000 on March 9, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of March 31, 2020 is $942,000. During the three months ended March 31, 2020, the Company recorded $9,784 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $5,958. During the three months ended March 31, 2019, the Company recorded $4,947 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $3,445.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the three months ended March 31, 2020, the Company paid $15,000 of the loan balance (See Note 8 (A)):

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

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On March 9, 2019, the Company entered into a purchase agreement with one investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued the investor 14,797,278 Units at a purchase price of $0.06758 per Unit, for total gross proceeds to the Company of $1,000,000. The Units consist of 14,797,278 shares of the Company’s Class A Common Stock (the “Common Stock”) and two warrants (the “Warrants”): (i) one warrant entitles the investor to purchase up to 14,797,278 shares of Common Stock at an exercise price of $0.06 per share (the “6 Cent Warrants”) and (ii) one warrant entitles the investor to purchase up to 7,398,639 shares of Common Stock at an exercise price of $0.08 per share (the “8 Cent Warrant”). The Warrants shall be exercisable at any time from the issuance date until the following expiration dates:

● ½ of all $0.06 Warrants shall expire on March 8, 2021;

● ½ of all $0.06 Warrants shall expire on March 8, 2022;

● ½ of all $0.08 Warrants shall expire on March 8, 2022; and,

● ½ of all $0.08 Warrants shall expire on March 8, 2023.

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

(C) Common Stock Warrants and Options

On February 19, 2020 the Company issued a 20-year option to purchase 20,000,000 shares of common stock at an exercise price of $0.0115 per share to a related party for services rendered. The options had a fair value of $2,198,411, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on February 19, 2025, and for a period of 15 years expiring on February 19, 2040. During the three months ended March 31, 2020, the Company recorded $2,198,411 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.56%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $.00115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model  on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the three months ended March 31, 2020, the Company recorded $208,682 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.0115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the three months ended March 31, 2020, the Company recorded $26,613 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

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

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the three months ended March 31, 2020, the Company recorded $66,528 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the three months ended March 31, 2020, the Company recorded $36,331 as an expense for options issued.

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

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to an employee for services rendered. The options had a fair value of $14,859, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on August 8, 2020, and for a period of 3 years expiring on August 8, 2023. During the year ended December 31, 2019, the Company recorded $14,859, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $16,723, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the three months ended March 31, 2020, the Company recorded $4,158, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the three months ended March 31, 2020, the Company recorded $2,271, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the three months ended March 31, 2020, the Company recorded $1,621, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018. Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2019, the Company recorded $19,915 as an expense for warrants issued. On April 5, 2019, the Company cancelled 600,000 warrant issued to a consultant on February 20, 2018 in exchange for $6,000 cash payment. In addition the Company also recorded a $19,915 reduction to warrant expense related to the warrant cancellation.

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of the 1,000,000 warrants.

On August 14, 2019, the Company issued 7,967,871 shares in connection with the cashless exercise of the 8,000,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2019	55,395,917		2.77
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, March 31, 2020	55,395,917		2.52
Intrinsic Value	$9,799,286

For the three months ended March 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.40	$3,675,000
$0.056	3,000,000	1.36	$350,000
$0.04	2,300,000	1.40	$402,500
$0.06	7,398,639	0.94	$1,294,762
$0.06	7,398,639	1.94	$1,294,762
$0.08	3,699,320	1.94	$647,381
$0.08	3,699,320	2.94	$647,381
$0.2299	8,500,000	5.14	$1,487,500

For the year ended December 31, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.65	$4,069,800
$0.056	3,000,000	1.61	$387,600
$0.04	2,300,000	1.70	$445,740
$0.06	7,398,639	1.19	$1,433,856
$0.06	7,398,639	2.19	$1,433,856
$0.08	3,699,320	2.19	$716,928
$0.08	3,699,320	3.19	$719,928
$0.2299	8,500,000	5.39	$1,647,300

For the three months ended March 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	23.34

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

(E) Common Stock Issued for Debt

None

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. As of March 31, 2020 and December 31, 2019, the accrued salary balance is $2,616,686 and $2,535,203, respectively. (See Note 9).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 20165 Warrant”) to Mr. Rice. The 2,000,000 share warrant fully vested on October 28, 2016. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. On January 9, 2018, the Company extended the expiration date of the January 2015 warrant from January 19, 2018 to January 31, 2020, and on January 10, 2020 the Company extended the expiration date of the warrant to January 23, 2015 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of March 31, 2020 and December 31, 2019 the Company owes $73,582 and $64,352, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2020 and December 31, 2019, the accrued salary balance is $1,154 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the three months ended March 31, 2020, the Company paid $15,000 of the balance (See Notes 6).

(B) Royalty and Research Agreements

On May 1, 2008 the Company entered into a five year consulting agreement for research and development. Pursuant to the terms of the agreement, the Company will be required to pay $1,000 per month, or at the Company’s option, the consulting fee may be paid in the form of Company common stock based upon the greater of $0.05 per share or the average of the closing price of the Company’s shares over the five days preceding such stock issuance. On April 6, 2018, the Company issued 36,000 shares with a fair value of $1,076 ($0.0299/share) to a consultant as consideration for consulting fees owed from October 1, 2014 through December 31, 2019 of $21,000. The issuance of shares resulted in gain on settlement of accounts payable of $19,924. On April 1, 2018, the Company ended the consulting agreement and no additional compensation will be issued. (See Note 7 (B)).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2020 and December 31, 2019, the outstanding balance is $65,292. As of December 31, 2019, the Company recorded interest expense and related accrued interest payable of $2,623. In 2020 the Company recorded $490 in interest expensed and related accrued interest payable. As of March 31, 2020, the Company recorded interest expense and related accrued interest payable of $7,033.

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2020 and 2019, was $3,135 and $3,273, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on March 31, 2020. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease.

NOTE 9 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of March 31, 2020 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of March 31, 2020, the Company recorded interest expense and related accrued interest payable of $7,033.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, the accrued salary balance is $2,616,686 and $2,535,203, respectively.

On January 14, 2016 the Company signed a new employment agreement with Mr. Rice, the Company’s COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 and on January 10, 2020, the Company extended the expiration date of the warrant to January 23, 2015 for Mr. Rice. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additional, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●	The Company maintaining $6,000,000 or more in working capital,

●	Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●	Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of March 31, 2020 and December 31, 2019, the Company owes $73,582 and $64,351, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2020 and December 31, 2019, the accrued salary balance is $1,154 and $1,154, respectively. ..

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 and $100,000 on March 9, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of March 31, 2020 is $942,000. During the three months ended March 31, 2020, the Company recorded $9,784 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $5,958. During the three months ended March 31, 2019, the Company recorded $4,947 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $3,445.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for three months ended March 31, 2020 and 2019 was $3,135 and $3,273, respectively.

As of March 31, 2020 and December 31, 2019, there was $311,638 and $304,539, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of March 31, 2020, there was $1,269,213 of accrued interest- related party and $50,163 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2019, there was $1,196,503 of accrued interest- related party and $43,715 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of March 31, 2020, the Company owes $2,616,686 in accrued salary to principal stockholder, $73,582 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,892 to its office employees.

As of December 31, 2019, the Company owes $2,535,203 in accrued salary to principal stockholder, $64,351 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,477 to its office employees.

The Company owes $65,292 in royalty payable to related party as of March 31, 2020 and December 31, 2019.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 21, 2020 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On April 16, 2020, the Company held a press conference announcing the development of the first Knock In / Knock Out essentially pure spider silk transgenic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with Kraig Biocraft Laboratories, Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

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

●

Once safe to restart operation, following the COVID-19 pandemic, we plan resume production operations at our factory in Vietnam and expect to continue to expand our monthly production volumes to address demand for materials.

●	We have initiated and plan to accelerate our efforts for large scale US production. This work will include the research and production of a new transgenic tailored specifically domestic production.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities support business that have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

On March 19, 2020, the Company furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. The Company is supporting its furloughed staff and will continue to pay their salaries through at least April 30 and is actively considering continuing that financial support through May. During the duration of the furlough, the Company CEO will not receive or accrue any pay.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2020 as compared to the three month period ended March 31, 2019, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended March 31,			% Change Increase
	2020	2019	Change	(Decrease)
NET REVENUES	$-	$-	-	0.00%
OPERATING EXPENSES:
General and Administrative	2,792,781	117,967	2,674,814	2,267.43%
Professional Fees	19,374	150,311	(130,937)	-87.11%
Officer’s Salary	144,562	118,155	26,407	22.35%
Rent - Related Party	3,135	3,273	(138)	-4.22%
Research and Development	4,812	22,304	(17,492)	-78.43%
Total operating expenses	2,964,664	412,010	2,552,654	619.56%
Loss from operations	(2,964,664)	(412,010)	(2,552,654)	619.56%
Interest expense	(86,675)	(66,920)	(19,755)	29.52%
Interest income	-	1,184	(1,184)	100.00%
Net Loss	$(3,051,339)	$(477,746)	(2,573,593)	538.69%

Net Revenues: During the three months ended March 31, 2020, we realized $0 of revenues from our business. During the three months ended March 31, 2019, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2020 and 2019 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2020 were $0, as compared to $0 for the three months ended March 31, 2019, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2020, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2019, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2020, we incurred $4,812 of research and development expenses. During the three months ended March 31, 2019, we incurred $22,304 of research and development expenses, a decrease of $17,492 or 78.43% compared with the same period in 2019. This decrease was due to a reduction in research spend.

Professional Fees: During the three months ended March 31, 2020, we incurred $19,374 of professional expenses, which decresed by $130,937 or 87.11% from $150,311 for the three months ended March 31, 2019. This decrease was primarily due to a decrease in professional fees associated with valuation services for the Company’s stock.

Officers Salary: During the three months ended March 31, 2020, officers’ salary expenses increased to $144,562 or 22.35% from $118,155 for the three months ended March 31, 2019.

General and Administrative Expense: General and administrative expenses increased by $2,674,814 or 2,267.43% to $2,792,781 for the three months ended March 31, 2020 from $117,967 for the three months ended March 31, 2019. Our general and administrative expenses for the three months ended March 31, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $2,711,283, Travel of $14 and office salary of $81,484, for a total of $2,792,781. Our general and administrative expenses for the three months ended March 31, 2019 consisted of consulting fees of $0 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $73,665, Travel of $30 and office salary of $44,272, for a total of $117,967. The primary reason for this increase March 31, 2020 was primarily due to an increase in the expense associated with the issuance of warrants for services.

Rent – Related Party: During the three months ended March 31, 2020, rent- related party expense decreased to $3,135 or 4.22 % from $3,273 for the three months ended March 31, 2019. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense: Interest expense increase by $19,755 to $86,675 for the three month period ended March 31, 2020 from $66,920 for the three month period ended March 31, 2019. The increase was primarily due to interest on certain Company loans.

Interest Income: Interest income decreased by $1,184 to $0 for the three month period ended March 31, 2020 from $1,184 for the three month period ended March 31, 2019. The decrease was primarily due to interest on bank accounts.

Net Loss: Net loss increased by $2,573,593, or 538.69%, to a net loss of $3,051,339 for the three month period ended March 31, 2020 from a net loss of $477,746 for the three month period ended March 31, 2019. This increase in net loss was primarily attributable to both increases in general and administrative expenses and a decrease in revenues.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,051,339 during the three months ended March 31, 2020, and losses are expected to continue in the near term. The accumulated deficit is $32,849,245 at March 31, 2020. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2020, we had $37,411 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2020 as compared to December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
Cash	$37,411	$125,024
Prepaid expenses	$12,670	$31,745
Total current assets	$50,081	$156,769
Total assets	$608,055	$750,850
Total current liabilities	$5,983,661	$5,584,383
Total liabilities	$6,493,453	$6,138,908

At March 31, 2020, we had a working capital deficit of $5,933,580 compared to a working capital deficit of $5,427,614 at December 31, 2019. Current liabilities increased to $5,983,661 at March 31, 2020 from $5,584,383 at December 31, 2019, primarily as a result of primarily as a result of accounts payable, note payable and accrued compensation.

For the three months ended March 31, 2020, net cash used in operations of $372,613 was the result of a net loss of $3,051,339 offset by offset by depreciation expense of $7,379, options issuance to related parties of $2,544,215, imputed interest on related party loans of $9,784, decrease in prepaid expenses of $19,075 and a decrease in operating lease right of use of $28,728, an increase of accrued expenses and other payables-related party of $174,705, decrease in accounts payable of $78,513 and a decrease in operating lease liabilities of $26,647. For the three months ended March 31, 2019, net cash used in operations of $225,046 was the result of a net loss of $477,746 offset by offset by depreciation expense of $6,665, imputed interest on related party loans of $4,947, decrease in prepaid expenses of $1,713 and increase in operating lease right of use of $162,725, an increase of accrued expenses and other payables-related party of $10,737, an increase in accounts payable of $76,003 and a decrease in operating lease liabilities of $10,090.

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2020 and March 31, 2019, respectively. Our investing activities for the three months ended March 31, 2019 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $285,000 for the three months ended March 31, 2020, which is represented by $15,000 loan repayment and $300,000 proceeds from a shareholder note payable. Our financing activities resulted in a cash inflow of $1,119,000 for the three months ended March 31, 2019, which is represented by $1,000,000 proceeds from issuance of common stock, $1,000 loan repayment and $120,000 proceeds from shareholder note payable.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber and, therefore may have sufficient cash flow to carry out our remediation plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.1	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporate by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: April 21, 2020	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

