Form 10-Q
period 2020-06-30
Kraig Biocraft Laboratories, Inc
filed 2020-07-31
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Copies to:

Hunter Taubman Fischer & Li LLC

800 Third Ave., Suite 2800

New York, NY 10022

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

As of July 31, 2020, there were 854,410,001 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current Assets
Cash	$54,710	$125,024
Prepaid expenses	8,472	31,745
Total Current Assets	63,182	156,769

Property and Equipment, net	104,203	117,321
Operating lease right-of-use asset, net	415,249	473,242
Security deposit	3,518	3,518

Total Assets	$586,152	$750,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$488,500	$560,948
Note payable - related party	1,192,000	642,000
Note payable
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	4,422,515	4,145,465
Operating lease liability, current	117,666	110,678
Loan payable	60,000	60,000
SBA Paycheck Protection Loan	90,100	-
Total Current Liabilities	6,436,073	5,584,383

Long Term Liabilities
Loan payable, net of current	155,244	185,244
Operating lease liability, net of current	308,438	369,281

Total Liabilities	6,899,755	6,138,908

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 844,468,378 and 844,468,378 shares issued and outstanding, respectively	16,757,079	16,757,079
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	5,107,560	2,412,969
Accumulated Deficit	(33,418,042)	(29,797,906)

Total Stockholders’ Deficit	(6,313,603)	(5,388,058)

Total Liabilities and Stockholders’ Deficit	$586,152	$750,850

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Monhs Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	348,278	122,186	3,141,059	240,153
Professional Fees	31,100	37,917	50,474	188,228
Officer’s Salary	54,853	148,050	199,415	266,205
Rent - Related Party	3,128	6,153	6,263	9,426
Research and Development	32,970	20,937	37,782	43,241
Total Operating Expenses	470,329	335,243	3,434,993	747,253

Loss from Operations	(470,329)	(335,243)	(3,434,993)	(747,253)

Other Income/(Expenses)
Interest expense	(98,468)	(70,695)	(185,143)	(137,615)
Interest income	-	3,441	-	4,625
Total Other Income/(Expenses)	(98,468)	(67,254)	(185,143)	(132,990)

Net (Loss) before Provision for Income Taxes	(568,797)	(402,497)	(3,620,136)	(880,243)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(568,797)	$(402,497)	$(3,620,136)	$(880,243)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	844,468,378	835,733,840	844,468,378	828,912,974

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the six months ended June 30, 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	2,612,411	-	2,612,411

Warrants issued for services	-	-	-	-	-	-	-	-	42,713	-	42,713

Contributed capital - related party	-	-	-	-	-	-	-	-	17,495	-	17,495

Imputed interest - related party	-	-	-	-	-	-	-	-	21,972	-	21,972

Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(3,620,136)	(3,620,136)

Balance, June 30, 2020	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$5,107,560	$(33,418,042)	$(6,313,603)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the six months ended June 30, 2019

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	-	14,797,278	1,000,000	-	-	-	-	-	-	1,000,000

Shares issued in exchange for accounts payable	-	-	4,052,652	281,659	-	-	-	-	-	-	281,659

Cancellation of warrants issued for services	-	-	-	-	-	-	-	-	(19,915)	-	(19,915)
Imputed interest - related party	-	-	-	-	-	-	-	-	10,457	-	10,457

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	-	-	-	(880,243)	(880,243)

Balance, June 30, 2019	2	$5,217,800	835,733,840	$16,427,457	-	$-	1,122,311	$22,000	$2,033,777	$(27,768,299)	$(4,067,265)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(3,620,136)	$(880,243)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,118	13,403
Imputed interest - related party	21,972	10,457
Fair value of options issued for services	2,655,124	-
Warrants issued/(cancelled) to consultants	-	(19,915)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	23,273	(28,387)
Operating lease right-of-use, net	57,993	30,433
Increase in accrued expenses and other payables - related party	277,050	373,469
(Decrease) Increase in accounts payable	(72,448)	73,420
Operating lease liabilities, current	(53,855)	(28,106)
Net Cash Used In Operating Activities	(697,909)	(455,469)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Leasehold Improvements	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable - related party	550,000	120,000
Principal payments on debt	(30,000)	(4,000)
Contributed capital - related party	17,495	-
Proceeds from SBA Paycheck Protection Loan	90,100	-
Proceeds from issuance of common stock	-	1,000,000
Net Cash Provided by Financing Activities	627,595	1,116,000

Net Increase in Cash	(70,314)	660,531

Cash at Beginning of Period	125,024	13,697

Cash at End of Period	$54,710	$674,228

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$-
Settlement of accounts payable with note payable	$-	$265,244
Settlement of accounts payable with stock issuance	$-	$281,659
Adoption of lease standard ASC 842	$-	$559,568

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2020 and 2019

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

(D) Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2020 or December 31, 2019.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2020 and June 30, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2020 and June 30, 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2020	June 30, 2019
Stock Warrants (Exercise price - $0.001/share)	55,995,917	57,995,917
Stock Options (Exercise price - $0.1150/Share)	27,340,000	-
Convertible Preferred Stock	2	2
Total	83,335,919	57,995,919

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

Effective January 1, 2009, the Company adopted guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all federal or state income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2020 and December 31, 2019 there were no amounts that had been accrued in respect to uncertain tax positions.

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

There were no impairment losses recorded for the six months ended June 30, 2020 and 2019.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2020 and December 31, 2019.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	June 30, 2020	December 31, 2019
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

For the three and six months ended June 30, 2020 and 2019, the Company recognized $0 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

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

(M) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2020 and December 31, 2019, the Company had approximately $0 and $0, respectively in excess of FDIC insurance limits.

For the three and six months ended June 30, 2020 and 2019, the Company booked $0 and $0 for doubtful accounts.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $6,372,891 and stockholders’ deficiency of $6,313,603 and used $697,909 of cash in operations for six months ended June 30, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2020 and December 31, 2019, property and equipment, net, is as follows:

	As of June 30, 2020	December 31, 2019
Automobile	$41,805	$41,805
Laboratory Equipment	96,536	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	85,389	85,389
Less: Accumulated Depreciation	(126,787)	(113,669)
Total Property and Equipment, net	$104,203	$117,321

Depreciation expense for the six months ended June 30, 2020 and 2019, was $13,118 and $13,403, respectively

Depreciation expense for the three months ended June 30, 2020 and 2019, was $5,740 and $6,738, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2020 and 2019, was $6,263 and $6,153, respectively (See Note 9).

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

Right to use assets is summarized below:

June 30, 2020
Right to use assets, net – related party	$50,905
Right to use assets, net	49,404
Right to use assets, net	314,940
Total	$415,249

During the six months ended June 30, 2020, the Company recorded $54,963 as lease expense to current period operations.

During the six months ended June 30, 2020, the Company recorded $6,263 as lease expense – related party to current period operations.

Lease liability is summarized below:

June 30, 2020
Right to use liability, net – related party	52,432
Right to use liability, net	51,474
Right to use liability, net	322,198
Total	426,104
Less: short term portion	$(117,666)
Long term position	$308,438

Lease expense for the six months ended June 30, 2020 was comprised of the following:

Operating lease expense	$32,164
Operating lease expense	$22,799
Operating lease expense – related party	$6,263

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020 and $150,000 on June 3, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of June 30, 2020 is $1,192,000. During the six months ended June 30, 2020, the Company recorded $21,972 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,161. During the three months ended June 30, 2019, the Company recorded $10,457 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,033.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the six months ended June 30, 2020, the Company paid $30,000 of the loan balance (See Note 8 (A)):

1. $1,000 per month for the first six months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

On April 16, 2020, the Company, was granted a loan (the “Loan”) from The Huntington National Bank, in the aggregate amount of $90,100, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated on or about April 16, 2020 issued by the Borrower, matures on or about April 16, 2022 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

(C) Common Stock Warrants and Options

On February 19, 2020 the Company issued a 20-year option to purchase 20,000,000 shares of common stock at an exercise price of $0.0115 per share to a related party for services rendered. The options had a fair value of $2,198,411, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on February 19, 2025, and for a period of 15 years expiring on February 19, 2040. During the six months ended June 30, 2020, the Company recorded $2,198,411 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.56%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $.00115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the six months ended June 30, 2020, the Company recorded $208,682 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.0115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the six months ended June 30, 2020, the Company recorded $26,613 as an expense for options issued.

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

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the six months ended June 30, 2020, the Company recorded $133,056 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the six months ended June 30, 2020, the Company recorded $72,262 as an expense for options issued.

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

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $16,723, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the six months ended June 30, 2020, the Company recorded $8,316, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the six months ended June 30, 2020, the Company recorded $4,542, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the six months ended June 30, 2020, the Company recorded $3,242, as an expense for options issued.

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

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of the 1,000,000 warrants.

On August 14, 2019, the Company issued 7,967,871 shares in connection with the cashless exercise of the 8,000,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2019	55,395,917		2.77
Granted	-	-
Exercised	-	-
Cancelled/Forfeited	-	-
Balance, June 30, 2020	55,395,917		2.27
Intrinsic Value	$9,799,286

For the six months ended June 30, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.15	$4,326,000
$0.056	3,000,000	1.1	$618,000
$0.04	2,300,000	1.20	$473,800
$0.06	7,398,639	0.69	$1,524,120
$0.06	7,398,639	1.69	$1,524,120
$0.08	3,699,320	1.69	$762,060
$0.08	3,699,320	2.69	$762,060
$0.2299	8,500,000	4.89	$1,751,000

For the year ended December 31, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.65	$4,069,800
$0.056	3,000,000	1.61	$387,600
$0.04	2,300,000	1.70	$445,740
$0.06	7,398,639	1.19	$1,433,856
$0.06	7,398,639	2.19	$1,433,856
$0.08	3,699,320	2.19	$716,928
$0.08	3,699,320	3.19	$719,928
$0.2299	8,500,000	5.39	$1,647,300

For the six months ended June 30, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	23.09

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

(E) Common Stock Issued for Debt

None

(F) Capital contribution – Related Party

For the six months ended June 30, 2020, the Company recorded $17,495 as contribution of capital by Chief Financial Officer.

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. As of June 30, 2020 and December 31, 2019, the accrued salary balance is $2,616,686 and $2,535,203, respectively. (See Note 9).

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

As of June 30, 2020 and December 31, 2019 the Company owes $82,902 and $64,352, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2020 and December 31, 2019, the accrued salary balance is $533 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the six months ended June 30, 2020, the Company paid $30,000 of the balance (See Notes 6).

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2020 and December 31, 2019, the outstanding balance is $65,292. As of December 31, 2019, the Company recorded interest expense and related accrued interest payable of $2,623. In 2020 the Company recorded $980 in interest expensed and related accrued interest payable. As of June 30, 2020 the Company recorded interest expense and related accrued interest payable of $7,523.

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2020 and 2019, was $6,263 and $6,153, respectively (See Note 9).

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

NOTE 9 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of June 30, 2020 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of June30, 2020, the Company recorded interest expense and related accrued interest payable of $7,523.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, the accrued salary balance is $2,616,686 and $2,535,203, respectively.

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

As of June 30, 2020 and December 31, 2019, the Company owes $82,902 and $64,351, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2020 and December 31, 2019, the accrued salary balance is $533 and $1,154, respectively. .

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on April 8, 2020 and $150,000 on June 3, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of June 30, 2020 is $1,192,000. During the six months ended June 30, 2020, the Company recorded $21,972 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,161. During the six months ended June 30, 2019, the Company recorded $10,457 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $7,033.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for six months ended June 30, 2020 and 2019 was $6,263 and $6,153, respectively.

As of June 30, 2020 and December 31, 2019, there was $319,005 and $304,539, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of June 30, 2020, there was $1,344,534 of accrued interest- related party and $58,855 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2019, there was $1,196,503 of accrued interest- related party and $43,715 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of June 30, 2020, the Company owes $2,616,686 in accrued salary to principal stockholder, $82,902 to the Company’s COO, $533 to Director of Prodigy Textiles and $11,274 to its office employees.

As of December 31, 2019, the Company owes $2,535,203 in accrued salary to principal stockholder, $64,351 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,477 to its office employees.

The Company owes $65,292 in royalty payable to related party as of June 30, 2020 and December 31, 2019.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2020 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On July 17, 2020, the Company received $100,000 from a principal stockholder. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On July 30, 2020, the Company issued 9,941,623 shares of Common stock in connection with the cashless exercise of 10,000,000 warrants.

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

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006. We were organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, and more. We believe that we have been a leader in the research and development of commercially scalable and cost effective spider silk for technical textile. Our primary proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

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

On April 16, 2020, we announced that we successfully developed a new technology platform, based on a non-CRISPR gene editing knock-in knock-out technology. CRISPR is the most recent and efficient gene editing technology1; CRISPR stands for “Clustered regularly interspaced short palindromic repeats.” This is our first knock-in knock-out technology of essentially pure spider silk transgenic. This new system is built on our eco-friendly and cost-effective silkworm production system, which we believe is significantly more advanced than any competing methods. Knock-in knock-out technology allows for the targeting of specific locations and genetic traits for modification, addition, and removal. This new capability will accelerate new product developments, which should allow us to bring products to market more quickly. This capability also allows for genetic trait modifications that were previously impractical, creating opportunities for products outside of silk fibers and increased flexibility in production location. Based on our internal studies, the new technology has a purity rate that is significantly greater than Dragon Silk, a fiber that we developed with our previous tools. Samples of Dragon Silk has already demonstrated to be tougher than many fibers used in bullet proof vests and we expect that the increased spider silk purity, created using this new approach, will yield materials beyond those capabilities. This new system utilizes our eco-friendly and cost-effective silkworm production system, which we believe is significantly more advanced than any of the competing methods. We have already begun the validation process for the first of these new transgenics and anticipate that U.S. production will be possible as early as 2022 or 2023.

This does not affect our current work of overseeing our production facility to ramp up our production of Dragon SilkTM and Monster Silk®, as these fibers are designed to address their own markets.

In August 2019, we received authorization to begin rearing genetically enhanced silkworms at our production facility in Vietnam. We received our investment registration certificate for the facility in April 2018. In October 2019, we delivered the first batch of these silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations, however, we believe that we can resume expansion of the production of our specialized silk in 2020, as soon as travel and work restrictions for COVID-19 are lifted, since the seasonal challenges will have also been alleviated. As of the date hereof, Vietnam does not have any work restrictions impacting our facility. However, travel and shipping restrictions may prevent us from shipping the eggs we are now producing in the U.S. to Vietnam; as soon as the eggs are shipped, we can restart operations at the facility. We believe that we will be able to target a capacity of 40 metric tons of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

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

[1] https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5131771/

https://www.yourgenome.org/facts/what-is-genome-editing

https://ghr.nlm.nih.gov/primer/genomicresearch/genomeediting

●	We plan to continue the expansion of our production operations at our Quang Nam, Vietnam factory in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2020 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM.

●	As soon as travel and work restrictions related to the COVID-19 pandemic are lifted, including those that restrict the shipping of eggs from the U.S. to Vietnam, we plan resume production operations at our factory in Vietnam and expect to continue to expand our monthly production volumes to address demand for materials.

●	We have initiated and plan to accelerate our efforts for large scale US production. This work will include the research and production of a new transgenic tailored specifically domestic production.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. As stated above, U.S. travel restrictions are impacting our ability to ship eggs to our Vietnam facility and without such eggs, we cannot restart operations there. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities support business that have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

On March 19, 2020, the Company furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. As of the date hereof, Vietnam does not have any work restrictions impacting our facility. However, current U.S. travel restrictions may prevent us from shipping the eggs we are now producing in the U.S. to Vietnam; as soon as the eggs are shipped, we can restart operations at the facility. We believe that this temporary suspension of rearing operations will result in a delay of 4-6 months in the Company’s production expansion schedule; however, due to the fact that U.S. travel restrictions could be extended, the delay could be longer. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any pay. On July 1, 2020 Furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2020 as compared to the three month period ended June 30, 2019, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended June 30,			% Change Increase
	2020	2019	Change	(Decrease)
NET REVENUES	$-	$-	-	0.00%
OPERATING EXPENSES:
General and Administrative	348,278	122,186	226,092	185,04%
Professional Fees	31,100	37,917	(6,817)	-17.98%
Officer’s Salary	54,853	148,050	(93,197)	-62.95%
Rent - Related Party	3,128	6,153	(3,025)	-49.16%
Research and Development	32,970	20,937	12,033	57.47%
Total operating expenses	470,329	335,243	135,086	40.29%
Loss from operations	(470,329)	(335,243)	(135,086)	40.29%
Interest expense	(98,468)	(70,695)	(27,773)	39.29%
Interest income	-	3,441	(3,441)	100.00%
Net Loss	$(568,797)	$(402,497)	(166,300)	41.32%

Net Revenues: During the three months ended June 30, 2020, we realized $0 of revenues from our business. During the three months ended June 30, 2019, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2020 and 2019 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2020 were $0, as compared to $0 for the three months ended June 30, 2019, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2020, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2019, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2020, we incurred $32,970 of research and development expenses. During the three months ended June 30, 2019, we incurred $20,937 of research and development expenses, an increase of $12,033 or 57.47% compared with the same period in 2019. This increase was due to a reduction in research spend.

Professional Fees: During the three months ended June 30, 2020, we incurred $31,100 of professional expenses, which decreased by $6,817 or 17.98% from $37,917 for the three months ended June 30, 2019. This decrease was primarily due to a decrease in professional fees associated with valuation services for the Company’s stock.

Officers Salary: During the three months ended June 30, 2020, officers’ salary expenses decreased to $54,853 or 62.95% from $148,050 for the three months ended June 30, 2019.

General and Administrative Expense: General and administrative expenses increased by $226,092 or 185.04% to $348,278 for the three months ended June 30, 2020 from $122,186 for the three months ended June 30, 2019. Our general and administrative expenses for the three months ended June 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $292,470 and office salary of $55,808, for a total of $348,278. Our general and administrative expenses for the six months ended June 30, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $126,149, Travel of $14,765 and office salary of $93,452, for a total of $240,153. The primary reason for this increase June 30, 2020 was primarily due to an increase in the expense associated with the issuance of warrants for services.

Rent – Related Party: During the three months ended June 30, 2020, rent- related party expense decreased to $3,128 or 49.16% from $6,153 for the three months ended June 30, 2019. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense: Interest expense increase by $27,773 to $98,468 for the three month period ended June 30, 2020 from $70,695 for the three month period ended June 30, 2019. The increase was primarily due to interest on certain Company loans.

Interest Income: Interest income decreased by $3,441 to $0 for the three month period ended June 30, 2020 from $3,441 for the three month period ended June 30, 2019. The decrease was primarily due to interest on bank accounts.

Net Loss: Net loss increased by $166,300, or 41.32%, to a net loss of $568,797 for the three month period ended June 30, 2020 from a net loss of $402,497 for the three month period ended June 30, 2019. This increase in net loss was primarily attributable to both increases in general and administrative expenses.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2020 as compared to the six month period ended June 30, 2019, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended June 30,			% Change Increase
	2020	2019	Change	(Decrease)
NET REVENUES	$-	$-	-	0.00%
OPERATING EXPENSES:
General and Administrative	3,141,059	240,153	2,900,906	1207.94%
Professional Fees	50,474	188,228	(137,754)	-73.18%
Officer’s Salary	199,415	266,205	(66,790)	-25.09%
Rent - Related Party	6,263	9,426	(3,163)	-33.56%
Research and Development	37,782	43,241	(5,459)	-12.62%
Total operating expenses	3,434,993	747,253	2,687,740	359.68%
Loss from operations	(3,434,993)	(747,253)	(2,687,740)	359.68%
Interest expense	(185,143)	(137,615)	(47,528)	34.54%
Interest income	-	4,625	(4,625)	100.00%
Net Loss	$(3,620,136)	$(880,243)	(2,739,893)	311.27%

Net Revenues: During the six months ended June 30, we realized $0 of revenues from our business. During the six months ended June 30, 2019, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2020 and 2019 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2020 were $0, as compared to $0 for the six months ended June 30, 2019, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2020, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2019, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2020, we incurred $37,782 of research and development expenses. During the six months ended June 30, 2019, we incurred $43,241 of research and development expenses, a decrease of $5,459 or 12.62% compared with the same period in 2019. This decrease was due to a reduction in research spend.

Professional Fees: During the six months ended June 30, 2020, we incurred $50,474 of professional expenses, which decreased by $137,754 or 73.18% from $188,228 for the six months ended June 30, 2019. This decrease was primarily due to a decrease in professional fees associated with valuation services for the Company’s stock.

Officers Salary: During the six months ended June 30, 2020, officers’ salary expenses decreased to $199,415 or 25.09% from $266,205 for the six months ended June 30, 2019.

General and Administrative Expense: General and administrative expenses increased by $2,900,906 or 1,207.94% to $3,141,059 for the six months ended June 30, 2020 from $240,153 for the six months ended June 30, 2019. Our general and administrative expenses for the six months ended June 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $3,023,867, Travel of $14 and office salary of $117,178 for a total of $3,131,829. Our general and administrative expenses for the six months ended June 30, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office) of $126,149, Travel of $14,765 and office salary of $93,452, for a total of $240,153. The primary reason for this increase June 30, 2020 was primarily due to an increase in the expense associated with the issuance of warrants for services.

Rent – Related Party: During the six months ended June 30, 2020, rent- related party expense decreased to $6,263 or 33.56 % from $9,426 for the six months ended June 30, 2019. The rent-related party expense was attributable to the signing on January 23, 2017 the Company signed an eight year property lease with the Company’s President.

Interest Expense: Interest expense increase by $47,528 to $185,143 for the six month period ended June 30, 2020 from $137,615 for the six month period ended June 30, 2019. The increase was primarily due to interest on certain Company loans.

Interest Income: Interest income decreased by $4,625 to $0 for the six month period ended June 30, 2020 from $4,625 for the six month period ended June 30, 2019. The decrease was primarily due to interest on bank accounts.

Net Loss: Net loss increased by $2,739,893, or 311.27%, to a net loss of $3,620,136 for the six month period ended June 30, 2020 from a net loss of $880,243 for the six month period ended June 30, 2019. This increase in net loss was primarily attributable to both increases in general and administrative expenses and a decrease in revenues.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,620,136 during the six months ended June 30, 2020, and losses are expected to continue in the near term. The accumulated deficit is $33,418,042 at June 30, 2020. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2020, we had $54,710 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2020 as compared to December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
Cash	$54,710	$125,024
Prepaid expenses	$8,472	$31,745
Total current assets	$63,182	$156,769
Total assets	$586,152	$750,850
Total current liabilities	$6,436,073	$5,584,383
Total liabilities	$6,899,755	$6,138,908

At June 30, 2020, we had a working capital deficit of $6,372,891 compared to a working capital deficit of $5,427,614 at December 31, 2019. Current liabilities increased to $6,436,073 at June 30, 2020 from $5,584,383 at December 31, 2019, primarily as a result of primarily as a result of accounts payable, note payable and accrued compensation.

For the six months ended June 30, 2020, net cash used in operations of $697,909 was the result of a net loss of $3,620,136 offset by offset by depreciation expense of $13,118, options issuance to related parties of $2,655,124, imputed interest on related party loans of $21,972, decrease in prepaid expenses of $23,273 and a decrease in operating lease right of use of $57,993, an increase of accrued expenses and other payables-related party of $277,050, decrease in accounts payable of $72,448 and a decrease in operating lease liabilities of $53,855. For the six months ended June 30, 2019, net cash used in operations of $455,469 was the result of a net loss of $880,243 offset by offset by depreciation expense of $13,403, warrants cancellation of $19,915, imputed interest on related party loans of $10,457, increase in prepaid expenses of $28,387 and decrease in operating lease right of use of $30,433, an increase of accrued expenses and other payables-related party of $373,469, an increase in accounts payable of $73,420 and a decrease in operating lease liabilities of $28,106.

Net cash used in our investing activities were $0 and $0 for the six months ended June 30, 2020 and June 30, 2019, respectively. Our investing activities for the six months ended June 30, 2019 are attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $627,595 for the six months ended June 30, 2020, which is represented by $30,000 loan repayment, $550,000 proceeds from a shareholder note payable, $17,495 contributed capital from a shareholder and $90,100 proceeds from the SBA Paycheck Protection Loan. Our financing activities resulted in a cash inflow of $1,116,000 for the six months ended June 30, 2019, which is represented by $1,000,000 proceeds from issuance of common stock, $4,000 loan repayment and $120,000 proceeds from shareholder note payable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to work on establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2020, the Company issued 9,941,623 shares of common stock in connection with the cashless exercise of 10,000,000 warrants.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: July 31, 2020	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

