Form 10-K
period 2020-12-31
Kraig Biocraft Laboratories, Inc
filed 2021-03-12
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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

Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $132,763,463. The aggregate market value was computed by reference to the last sale price ($0.206 price per share) of such common equity as of that date.

As of March 12, 2021, the registrant had 854,410,001 shares of common stock issued and outstanding.

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

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the specialty fiber and technical textile industries. We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. Production of our product in commercial quantities holds what we believe to be potential life-saving ballistic resistant material, which we believe is lighter, thinner, more flexible, and tougher than steel. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2020 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2020 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Corporate Information

Kraig was incorporated in Wyoming in 2006. Our principal executive offices are located at 2723 South State St. Suite 150, Ann Arbor, Michigan 48104. Our website is located at www.kraiglabs.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the SEC. Our website and the information contained on our website is not incorporated by reference and is not a part of this Annual Report.

Recent Developments

In February, 2019, we signed a non-binding memorandum of understanding (“MOU”) with Polartec LLC for the development of products for the protective textile markets.

On April 16, 2020, the Company announced that it successfully developed a new technology platform, based on a non-CRISPR gene editing knock-in knock-out technology. This is the first knock-in knock-out technology essentially pure spider silk transgenic in the Company’s history. The new technology, which is the result of over ten years of effort, hits the target of one of the Company’s primary technological goals and potentially opens the door for large scale U.S. production. Other than the silkworm’s remaining specifically desired native silk protein elements, we are now able to produce nearly pure spider silk. Based on our internal studies, the new technology has a purity rate that is about ten times greater than Dragon Silk, a fiber that the Company developed with its previous tools. Dragon Silk has already demonstrated to be tougher than many fibers used in bullet proof vests and the Company expects that the increased spider silk purity, created using this new approach, will yield materials beyond those capabilities. This new system utilizes the Company’s eco-friendly and cost-effective silkworm production system, which we believe is significantly more advanced than any of the competing methods. We have already begun the validation process for the first of these new transgenics and anticipate that U.S. production will be possible as early as 2022 or 2023.

This does not affect our current work of overseeing our production facility to ramp up our production of Dragon SilkTM and Monster Silk®, as these fibers are designed to address their own markets.

In August 2019, we received authorization to begin rearing genetically enhanced silkworms at our production facility in Vietnam. We received our investment registration certificate for the facility in April 2018. In October 2019, the Company delivered the first batch of these silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and the restrictions imposed due to the global pandemic further delayed our operations in 2020 by about 4-6 months. However, we were able to resume production operations of our specialized silk in October 2020, once travel and work restrictions for COVID-19 were lifted. In January of 2021 we received the first shipment of silk from our factory in Vietnam. We believe that we will be able to target a capacity of 40 metric tons of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

In light of the significant uncertainty regarding the impact of the COVID-19 pandemic, on March 19, 2020, we furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The temporary suspension of rearing operations resulted in a delay of 4-6 months in the Company’s production expansion schedule. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any salary. On July 1, 2020, furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. On October 24, 2020, silk production operations at the factory resumed and in January of 2021 the first production silk sample was completed. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Reverse Stock Split

At our 2019 annual stockholders meeting, our stockholders approved a reverse stock split of our issued and outstanding Common Stock by a ratio of not less than one-for-ten and not more than one-for-forty at any time prior to July 23, 2020, with the exact ratios to be set at a whole number within this range, as determined by our board of directors (the “Board”) in its sole discretion and approved and adopted the articles of amendment to our articles of incorporation to affect the same. Since we are still in the uplisting process with Nasdaq, but past July 23, 2020, such stockholder approval expired. However, on January 25, 2021, we obtained the written consent from a majority of our stockholders to effect the Reverse Stock Split before December 31, 2021, at a whole number within the range of not less than one-for-ten and not more than one-for-one hundred, and file articles of amendment to our articles of incorporation to affect same (the “Common Stock Written Consent”); the Board again retains sole discretion to determine the final ratio and timing to implement the Reverse Stock Split. As of the date of this Report, the Board has not yet effected the Reverse Stock Split.

Decrease in Series A Preferred Stock Voting Power

In line with the Reverse Stock Split, the sole holder of our Series A Preferred Stock, Mr. Thompson, who is also our CEO and sole director, approved, via written consent, to reduce the voting rights of the Series A preferred stock by the same ratio used for the Reverse Stock Split (the “Reduced Voting Power”), to be effective as of the date of the Reverse Stock Split. Mr. Thompson’s consent, together with the Common Stock Written Consent, provides the Board with the authority to amend our articles of incorporation to reflect the Reduced Voting Power. Following the Reduced Voting Power, we will no longer be considered a “Controlled Company,” which Nasdaq Stock Market Rules define as any company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As of the date of this Report, the Company has not filed the amendment to its articles of incorporation to effect the Reduced Voting Power.

The Product

Our products exploit the unique characteristics of spider silk, specifically dragline silk from Nephila clavipes (golden orb-web spider) and variants thereof. Such fibers possess unique mechanical properties in terms of strength, resilience and flexibility. Through the use of genetic engineering, we believe that we have produced a variety of unique transgenic silkworm strains that produce recombinant spider silk. Our recombinant spider silk fiber blends the silk proteins found in spider silk with the native silkworm silk proteins. This approach allows for the cost-effective and eco-responsible production of spider silk at commercial production levels.

Monster Silk®

Monster Silk® was the first recombinant spider silk fiber product we developed. Monster Silk incorporates the natural elasticity of spider silk to make a silk fiber which is more flexible that conventional silk fibers and textiles. We have produced sample products using Monster Silk® including knit fabrics, gloves, and shirts in collaboration with textile mills. We expect that Monster Silk® will have market applications across the traditional textile markets where its increased flexibility will provide increased durability and comfort.

Dragon SilkTM

Dragon SilkTM is the next evolution in recombinant spider silk, combining the elasticity of Monster Silk® with additional high strength elements of native spider silk. Some samples of Dragon SilkTM have demonstrated strength beyond that of native spider silk. This combination of strength and elasticity results in a silk fiber which is soft and flexible, yet tougher than leading synthetic fiber available on the market. Based on inquires we have received from end market leaders, we believe that Dragon SilkTM- will have applications in performance apparel, durable workwear, luxury goods and apparel, and composites.

Other Products

We are continuing to develop new recombinant silks and other protein-based fibers and materials using our genetic engineering capabilities. We recently unveiled our first knock in knock out spider silk material using our silkworm based production platform. These new spider silk fibers offer increased silk purity. Due to the biocompatible and biodegradable properties of silk, we expect that the new materials developed using this higher purity process will create opportunities for products in the medical industry, including sutures, grafts, and implants.

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

We use our genetic engineering technology to create proprietary recombinant silk polymers from the silkworms. On September 29, 2010, we, along with our collaborators at Notre Dame created approximately twenty different strains of transgenic silkworm which produce recombinant silk polymers. In April 2011, we entered into a licensing agreement with Sigma-Aldrich which provides us the use of Sigma-Aldrich’s zinc finger technology to accelerate and enhance our product development. In October of 2017, with the support of funding from the U.S. Army, we transitioned our research operations out of Notre Dame and into our own research and development headquarters.

Our transgenic silkworms are created by inserting the genes expressing spider silk with either natural or engineered amino acid sequences into the embryos of the silkworm. The spider silk sequence is introduced to the embryo of the silkworm and incorporated into the silkworm genome using state of the art molecular biology approaches. The spider sequence is created on a circular loop of DNA called a plasmid. We developed a method to alter the plasmid DNA to more readily allow the mixing and matching of various spider DNA genes. In this way, we can combine different spider genetic cassettes to create a fiber with the desired physical and mechanical properties more rapidly than through conventional methods.

In addition to this ability to easily mix and match DNA construction, we have also adapted new approaches to accelerate the rate we generate new transgenic silkworms. Our initial approaches limited us to process silkworm eggs at a rate of roughly 50-200 a day, however, we have developed a new approach which allows us to process thousands of eggs a day. Utilizing both visual and non-visual genetic markers, we have successfully developed methods to speed up the screening of potentially transgenic silkworms, which allows for rapid screening of transgenic eggs. The eggs expressing the new spider silk constructs are propagated while the eggs without the visual marker are discarded, greatly increasing the efficiency of our screen for transgenic eggs. This new approach has been highly effective in increasing the rate of development for new transgenics. We have employed this new procedure and have filed provisional patent applications to protect its use.

We utilize the latest advancements in molecular biology and genetic engineering to deliver targeted gene incorporations. The new constructs are designed to integrate in the silkworm genome directly where the native silkworm silk is created. First made public in April 2020, this new capability allows for the full knock out and knock in replacement of the native silkworm heavy chain silk protein. We believe that this increased expression and incorporation of the spider protein into the silkworm cocoon leading to increased performance and open the door for additional opportunities beyond fibers and textiles.

Comparison of the Properties of Spider Silk and Steel

	Material Toughness (1)	Tensile Strength (2)	Weight (3)
Dragline spider silk	120,000-160,000	1,100-2,900	1.18-1.36
Aramid Fibers	30,000-50,000	2,600-4,100	1.44
Steel	2,000-6,000	300-2,000	7.84

1	Measured by the energy required to break a continuous filament, expressed in joules per kilogram (J/kg). A .357 caliber bullet has approximately 925 joules of kinetic energy at impact.
2	Tensile strength refers to the greatest longitudinal stress the fiber can bear, measured by force over area in units of newtons per square meter. The measurement here is in millions of pascals.
3	In grams per cubic centimeter of material.

This comparison table was the result of research performed by Randolph Lewis, Ph.D. at the University of Wyoming. Such work was summarized in an article entitled “Spider Silk: Ancient Ideas for New Biomaterials” which was published in Chemicals Review, volume 106, issue 9, pages 3672–3774. The measurements in joules in the table above are a conversion from Dr. Lewis’ measurements in newtons/meter squared.

We believe that the genetically engineered protein-based fibers we currently produce have properties that are superior to the materials currently available in the marketplace, including but not limited to, aramid fibers, ultra-high molecular weight polyethylene, and steel. For example, as noted above, the ability of spider silk to absorb in excess of 100,000 joules of kinetic energy per kilogram makes it a potentially ideal material for structural blast protection.

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. However, the Company does not currently have any life-saving ballistic products and could be some time before we are able to produce such a product from the material. Other applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets. Our interactions with manufacturers of high performance textiles, including Polartec and other leaders in performance textiles, convince us that there is an eager commercial market for our innovative, sustainable, and differentiated technology and products.

Manufacturing

Our spider silk technology is designed for easy plug and play incorporation into the existing silk production model. We manufacture and plan to continue to manufacture our proprietary spider silk fibers using traditional silkworm production practices (sericulture).

Over several years, we sought a license for an Enterprise Registration Certificate (“ERC”) in order to begin operations in Quang Nam Province, Vietnam, an important region for sericulture. In May 2018, we announced that we were granted an ERC, and thereafter formed a subsidiary, Prodigy Textiles, Co., Ltd. (“Prodigy Textiles”) to implement our Vietnam business. In June 2018, we announced that we had entered collaborative agreements with several silk farming cooperatives in Quang Nam Province, Vietnam, and that these cooperatives had begun planting mulberry, the key production input for our technology; in July 2018, we celebrated the grand opening of Prodigy Textiles’ facility in Quang Nam province. In December 2018, we made the first shipment of our specialized silkworm to Vietnam to conduct trial rearing and to demonstrate their safety. In October 2019, we delivered the first batch of production silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and the restrictions imposed due to the global pandemic further delayed our operations in 2020 by about 4-6 months. However, we were able to resume production operations of our specialized silk in October 2020, once travel and work restrictions for COVID-19 were lifted. In January of 2021 we delivered the first production sample of silk from our factory in Vietnam. We believe that we will be able to target a capacity of 40 metric tons of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

We contract local farmer and farming cooperatives to provide fresh mulberry for our operations. Prodigy Textiles has hired local workers with experience in sericulture production to care for and raise our silkworms through the five instars, or stages, of the silkworm life cycle, including the final instar when the mature caterpillars produce a cocoon comprised of pure silk. These cocoons are then reeled to our specifications to form the final recombinant spider silk threads such as Dragon SilkTM and Monster Silk®.

By utilizing existing production methodology in traditional silk regions to produce our high performance materials, we leverage historical knowledge, available labor and existing capital infrastructure for production, spinning, and weaving of our recombinant spider silk materials. This approach reduces the risk to our manufacturing operations and decreases our need for upfront capital expenditure.

We believe that we will be able to target a capacity of 40 metric tons of recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address our anticipated initial demand for applications in the protective, performance, and luxury textile markets from Polartec and other companies with whom we have a relationship, but which we cannot disclose due to non-disclosure agreements.

Our long-term goal for Prodigy Textiles is to create a research center for development of our specialized silk, to contract with local farming cooperatives to grow upwards of 2,500 hectares of mulberry (which would allow for production of up to 250 metric tons of our high strength silk per year), and to serve as our principal manufacturing center.

In addition, in light of the significant uncertainty regarding the impact of the COVID-19 pandemic, on March 19, 2020, we furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The temporary suspension of rearing operations resulted in a delay of 4-6 months in the Company’s production expansion schedule. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any salary. On July 1, 2020, furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. On October 24, 2020, silk production operations at the factory resumed. In January 2021 we delivered the first production silk sample from the factory. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines. See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Outbreak.”

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

The global market for technical textiles was estimated at greater than $184 billion in 2020 and projected to reach $250 billion by 20271.

1 https://www.grandviewresearch.com/industry-analysis/technical-textiles-
market#:~:text=Report%20Overview,4.5%25%20from%202020%20to%202027.

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

We are actively pursuing relationships within target end markets to secure product collaborations with key market channel leaders. Due to the unique nature of our product, we received numerous unsolicited requests from leading businesses across a range of attractive end markets requesting materials for applications development. This substantial demand for spider silk materials across the broad spectrum of applications for high performance fibers and textiles, combined with the limited initial production capacity, has provided the opportunity to be selective in choosing market channel partners best able to quickly bring our product to market at scale. We are working under non-disclosure agreements to secure these collaborative development agreements and to establish limited channel exclusivity for firms we believe mirror our culture of innovation. In January 2021 the Company announced its partnership and exlusive purchase agreement worth up to $40 million with M the Movement by Kings Group. This partnership will establish a jointly owned apparel and fashion brand headquarter in Singapore focues on sales to the ASEAN region. With recent advancements in our manufacturing capacity, we expect to generate revenues from these relationships in 2021.

Research and Development

In 2007, we entered into the first series of the Notre Dame Agreements to develop new transgenic silkworms. On September 29, 2010, we announced that we had achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. In 2016, we received a contract from the U.S. Army to deliver the first samples of its recombinant spider silk materials. In 2017, this contract was expanded to include research into the development of stronger silk materials. As a result of that contract, the Company brought its research operations in-house, opening its own research laboratories and expanding its scientific staff. This transition to in-house operations has led to a series of new technical breakthroughs and is believed to have accelerated the pace of new development. We intend to turn its technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2020 and 2019, we have spent approximately 11,754 hours and 12,450 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

As of the date of this Report, our research and development efforts remain focused on growing our internal capabilities, but we may consider renewing funding of the collaborative research and development of high strength polymers with Notre Dame or other joint development opportunities; we have not had any formal discussions regarding any such collaborations.

We have initiated commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM. Additionally, we plan to accelerate both our microbiology and selective breeding programs, as well as providing more resources for their material testing protocols in 2021.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented spider silk gene sequences in silkworm. Under the exclusive license agreement with the University of Wyoming (the “Exclusive Licensing Agreement”), we have obtained certain exclusive rights to use numerous genetic sequences which are the subject of U.S. patents.

Under the Notre Dame Agreements, we were issued and exercised our right to exclusive commercial use for spider silk technologies developed under that agreement. We have worked collaboratively with the university to develop fibers with the mechanical characteristics of spider silk. We are applying this proprietary genetic engineering technology to domesticated silkworms, which to our knowledge, is the only proven commercially scaled system for producing silk.

In 2017, we opened a research and development facility to expand on the work conducted at Notre Dame. Since opening this new facility, we have expanded our intellectual property portfolio with six additional provisional patent filings based on new discoveries and inventions and made numerous advancements that have decreased the development time for new technologies, none of which rely on the patented material from our collaboration with Notre Dame. We will continue to utilize this in-house research facility to expand and strengthen its patent portfolio while also maintaining and growing its trade secret technologies approach to genetic advancement. We are actively working to develop and patent new approaches to the development of genetically engineering silkworms, underlying construction techniques, and fundamental genetic sequences for improved material performance.

The Notre Dame Agreements will last for the duration of the patented materials that we developed with Notre Dame. The new technologies that we are developing in our internal research labs does not rely on the Notre Dame patented materials and as a result will not be impacted by an expiration of those agreements.

The introduction of the gene sequence, in the manner employed by us, results in a germline transformation and is therefore self-perpetuating.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented, spider silk proteins, gene sequences and methodologies.

As part of the Notre Dame Agreements, we exercised our option for the exclusive commercial rights to technologies derived from a family of patent applications filed in various jurisdictions worldwide. As of the date of this filing, four patents have been issued, number 10-1926286 in South Korea, number 2011314072 in Australia, number 26612 in Vietnam, and number 2,812,791 in Canada. These locations are a mix of silk producing and consuming locations. We believe protecting our technologies in these locations will be beneficial to our future operations.

In addition to the patents related to licensed technologies from Notre Dame listed above, we have filed two full patents and four provisional patent applications based on technologies developed and discovered as a result of its independent research operations.

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status*
Chimeric Spider Silk and Methods of Use Thereof	United States of America	16/221267	14-Dec-2018			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/246318	11-Jan-2019			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/275159	13-Feb-2019			Published
A chimeric spider silk polypeptide, composite fiber comprising the polypeptide and method of making a chimeric spider silk fiber	Vietnam	1-2013-01306	25-Apr-2013	26612	3-Nov-2020	Granted
Chimeric Spider Silk and Uses thereof	Australia	2011314072	26-Apr-2013	2011314072	13-Jul-2017	Granted
Chimeric Spider Silk and Uses thereof	Australia	2019201497	05-Mar-2019			Pending
Chimeric Spider Silk and Uses thereof	Brazil	BR112013007247-4	27-Mar-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011	2,812,791	14-July-2020	Granted
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201710335250.4	12-May-2017			Published
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	2018110261070.8	04-Sep-2018			Pending
Chimeric Spider Silk and Uses thereof	European Patent Convention	11833071.1	26-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	India	3574/DELNP/2013	22-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Japan	2013-530432	26-Mar-2013			Pending
Chimeric Spider Silk and Uses Thereof	Japan	2019-142869	02-Aug-2019			Pending
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2018-7034773	30-Nov-2018			Under Exam
Method of producing auto-assembling high molecular weight proteins	United States of America	63/053469	17-July-2020			Pending
Transgenic Silkworm Capable of Sustaining Non-Mulberry Diet	United States of America	63/053478	17-July-202			Pending
Non-invasive genetic screening method for Bombyx Mori and other molting caterpillars	United States of America	63/053481	17-July-2020			Pending
Method of producing non-native proteins in Bombyx Mori	United States of America	63/053491	23-May-1917-July-2020			Pending
Method for the genetic removal and replacementModification of heavy chain fibroin of Bombyx Mori	United States of America	62/995,717	19-Feb-2010-Feb-2021			Pending
Modification of heavy chain fibrion in Bombys Mori	European Patent Convention	PCT/US2021/017544	11-Feb-2021			Pending

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

In 2014, the following six trademarks were issued to the Company; the Company shall use these trademarks for product branding in the future:

Marks

Monster SilkTM
SpiderpillarTM
SpilkTM
Monster WormTM
Spider WormTM
Spider MothTM

Notre Dame Agreements

As discussed above, in 2007 we entered into the first series of Notre Dame Agreements. We provided financial support to ongoing research and development of transgenic silkworms and the creation of recombinant silk fibers. In exchange, we have an option to obtain the exclusive global commercialization rights to the technology developed pursuant to the research effort.

Following the first agreement, we entered into successive intellectual property and collaborative research agreements with Notre Dame to provide different levels of financial support. The trend had been for an increase in financial support for the research and development in nearly every successive agreement. In June 2012, we entered into an Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015, we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support. On September 20, 2015, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $179,000; in February 2016, the 2015 Notre Dame Research Agreement was extended to July 31, 2016 and in August 2016, the 2015 Notre Dame Research Agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $189,000 and the duration of the 2015 Notre Dame Research Agreement was extended to September 30, 2017. With the funding we received from the U.S. Army, we were able to conduct our research and development in-house, at less cost, and therefore we did not extend the 2015 Notre Dame Research Agreement after September 30, 2017, but in the future we may consider forming new collaborative research agreements.

In 2011, we exercised our option to obtain the global commercialization rights to the technology developed under the Notre Dame Agreements, which resulted in a separate license agreement with Notre Dame (the “2011 Notre Dame Agreement”). Pursuant to the 2011 Notre Dame Agreement, Notre Dame filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks and we received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. The 2011 Notre Dame Agreement obligates us to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications. In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of our Common Stock and we have agreed to pay Notre Dame royalties equal to 2% of our gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. We have also agreed to pay to Notre Dame $50,000 a year, which will be reduced from the total amount of royalties paid in the same year. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame.

Exclusive License Agreement with the University of Wyoming

In May 2006, we entered into a license agreement with the University of Wyoming, pursuant to which we have licensed the right to commercialize the production by silkworms of certain synthetic and natural spider silk proteins and the genetic sequencing for such spider silk proteins. These spider silk proteins and genetic sequencing are covered by patents held by the University of Wyoming. Our license allows us only to use silkworms to produce the licensed proteins and genetic sequencing. We have the right to sublicense the intellectual property that we license from the University of Wyoming. Our license agreement with the University of Wyoming required that we pay licensing and research fees to the university in exchange for an exclusive license in our field of use for certain university-developed intellectual property including patented spider silk gene sequences. Pursuant to the agreement, we issued 17,500,000 shares of our Common Stock to the University Foundation. Our license agreement with the University of Wyoming was to continue until the later of (i) expiration of the last-to-expire patent we license from the University of Wyoming under this license agreement in such country or (ii) ten years from the date of first commercial sale of a licensed product in such country. There are no royalties payable to the University of Wyoming under the terms of our agreement with them. We anticipate making arrangements with the University of Wyoming to address any accrued or unpaid fees which may exist.

Cooperative Agreement in Vietnam

On December 30, 2015, we entered into a cooperative agreement with a provincial government office in Vietnam for the research and pilot production of hybrid silkworms. In April 2018, we received our investment registration certificate for our facility in Vietnam. On May 1, 2018, we were issued our ERC so that we can begin our operations in Vietnam. We have established a subsidiary in Vietnam where we will develop and produce hybrid silkworms. Management believes the ERC puts the Company on a path to scale at a much greater level by harnessing existing silk production infrastructure with the capacity to match the existing demand for their spider silk materials.

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

These competitors have raised and spent 100’s of millions of dollars in pursuit of the same results that we have achieved, but through different and more complex means. The Company believes that its competitors will continue to overspend while struggling to deliver the results that we have been able to achieve utilizing the existing global infrastructure.

Based on our research and internal assessments, the following chart illustrates why we believe we have a competitive advantage over our three main, known competitors:

Employees

The Company currently employees 9 people at its U.S. facilities, 8 full-time and 1 part-time, which includes Kim Thompson, our sole officer and director and Jonathan R. Rice, our Chief Operating Officer. The Company employs 7 full time personnel at its Vietnamese subsidiary. We plan to hire more persons on as-needed basis.

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2723 South State St., Suite 150, Ann Arbor, Michigan. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at this location.

On May 9, 2019, we signed a 5-year property lease for 4,560.57 square meters of space in the Socialist Republic of Vietnam at a current rent of approximately $45,150 in each of year one and two and with a 5% increase per year for years three through five.

On January 23, 2017, we signed an 8-year property lease with the Kim Thompson, our Chief Executive Officer, Chief Financial Officer, President, sole director, and controlling shareholder, for land in Texas where the Company grows its mulberry. We pay a monthly rent of $960.

On September 5, 2019, we signed a new two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease.

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

You should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The high and low bid quotations for our shares of our common stock for each full quarterly period within the two most recent fiscal years and the first fiscal quarter of our current fiscal year are (prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions):

	High	Low
Fiscal 2019
Quarter ended March 31, 2019	$0.08	$0.05
Quarter ended June 30, 2019	$0.481	$0.0629
Quarter ended September 30 2019	$0.49	$0.19
Quarter ended December 31, 2019	$0.23	$0.18
Fiscal 2020
Quarter ended March 31, 2020	$0.1055	$0.256
Quarter ended June 30, 2020	$0.146	$0.2999
Quarter ended September 30, 2020	$0.118	$0.2031
Quarter ended December 31, 2020	$0.1181	$0.146

As of March 11, 2021, the last reported sale price of our Common Stock on the OTCQB was $0.18 per share.

Holders

As of March 12, 2021 in accordance with our transfer agent records, we had 33 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2020, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	27,340,000	0	69,449,360
Total	27,340,000	0	69,449,360

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 28,940,000 options have been issued pursuant to the Plan and 84,037,388 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

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

Sale of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On February 9, 2018, the Company issued 3-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.056 per share to a consultant for services rendered. The warrants had a fair value of $52,660, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Warrants will be exercisable on August 9, 2019, and for a period of 2 years expiring on August 9, 2021. During the year ended December 31, 2018, the Company recorded $52,660 as an expense for warrants issued.

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

On March 20, 2019, the Company issued 4,052,652 shares of its Common Stock as payment for $243,159 of certain debt owed to Notre Dame.

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

On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of 1,000,000 warrants.

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

The following section reflects management’s views on the financial condition as of December 31, 2020 and 2019, and the results of operations and cash flows for the fiscal years ended December 31, 2020 and 2019. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this prospectus.

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

On April 16, 2020, we announced that we successfully developed a new technology platform, based on a non-CRISPR gene editing knock-in knock-out technology. CRISPR is the most recent and efficient gene editing technology2 CRISPR stands for “Clustered regularly interspaced short palindromic repeats.” This is our first knock-in knock-out technology of essentially pure spider silk transgenic. This new system is built on our eco-friendly and cost-effective silkworm production system, which we believe is significantly more advanced than any competing methods. Knock-in knock-out technology allows for the targeting of specific locations and genetic traits for modification, addition, and removal. This new capability will accelerate new product developments, which should allow us to bring products to market more quickly. This capability also allows for genetic trait modifications that were previously impractical, creating opportunities for products outside of silk fibers and increased flexibility in production location. Based on our internal studies, the new technology has a purity rate that is significantly greater than Dragon Silk, a fiber that we developed with our previous tools. Samples of Dragon Silk has already demonstrated to be tougher than many fibers used in bullet proof vests and we expect that the increased spider silk purity, created using this new approach, will yield materials beyond those capabilities. This new system utilizes our eco-friendly and cost-effective silkworm production system, which we believe is significantly more advanced than any of the competing methods. We have already begun the validation process for the first of these new transgenics and anticipate that U.S. production will be possible as early as 2022 or 2023.

This does not affect our current work of overseeing our production facility to ramp up our production of Dragon SilkTM and Monster Silk®, as these fibers are designed to address their own markets.

In August 2019, we received authorization to begin rearing genetically enhanced silkworms at our production facility in Vietnam. We received our investment registration certificate for the facility in April 2018. In October 2019, we delivered the first batch of these silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and the restrictions imposed due to the global pandemic further delayed our operations in 2020 by about 4-6 months. However, we were able to resume production operations of our specialized silk in October 2020, once travel and work restrictions for COVID-19 were lifted. In January 2021 we delivered the first sample silk shipment from this factory. We believe that we will be able to target a capacity of 40 metric tons of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

2 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5131771/

https://www.yourgenome.org/facts/what-is-genome-editing

https://ghr.nlm.nih.gov/primer/genomicresearch/genomeediting

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to establish a apparel brand under a joint venture with Kings Group to create a line of fashion wear trade named SpydasilkTM

●	We plan to continue the expansion of our production operations at our Quang Nam, Vietnam factory in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $89,000 over the last 12 months on research and development of high strength polymers. In 2020, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2021/2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will give strong consideration to increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2021 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk® and Dragon SilkTM.

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and production of a new transgenic tailored specifically domestic production.

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

If financing is not available on satisfactory terms, we may be unable to continue our research and development and other operations. Equity financing will result in dilution to existing stockholders.

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues on its current trajectory the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. As stated above, U.S. travel restrictions impacted our ability to ship eggs to our Vietnam facility and without such eggs, we cannot conduct operations there. In October of 2020, with restrictions lifted, we were able to deliver silkworm eggs to the Vietnam facility and production resumed. In January 2021 we delivered the first sample silk shipment from the factory. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. The Company’s manufacturing facilities support business that have been deemed essential by their respective state governments and remain operational. We have taken every precaution possible to ensure the safety of our employees.

On March 19, 2020, we furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The temporary suspension of rearing operations resulted in a delay of 4-6 months in the Company’s production expansion schedule. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any salary. On July 1, 2020, furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. On October 24, 2020, silk production operations at the factory resumed. In January 2021 we delivered the first sample silk shipment from the factory. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Results of Operations for the Years ended December 31, 2020 and 2019

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2020 as compared to the year ended December 31, 2019, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended December 31,			% Change Increase
	2020	2019	Change	(Decrease)
NET REVENUES	$-	$-	-	0.00%
OPERATING EXPENSES:
General and Administrative	3,518,527	1,413,982	2,104,545	148.84%
Professional Fees	397,727	342,845	54,882	16.01%
Officer’s Salary	516,332	627,197	(110,865)	-17.68%
Rent - Related Party	13,092	14,793	(1,701)	-11.50%
Research and Development	88,470	223,050	(134,580)	-60.34%
Total operating expenses	4,534,148	2,621,867	1,912,281	72.94%
Loss from operations	(4,534,148)	(2,621,867)	(1,912,281)	72.94%
Interest expense	(386,624)	(294,352)	(92,272)	31.35%
Amortization of original issue discount	(50,505)	-	(50,505)	100.00%
Interest income	-	6,369	(6,369)	100.00%
Net Loss	$(4,971,277)	$(2,909,850)	(2,061,427)	70.84%

Net Revenues: During the year ended December 31, 2020, we realized $0 of revenues from our business. During the year ended December 31, 2019, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2020 and 2019.

Research and development expenses: During year ended December 31, 2020 we incurred $88,470 research and development expenses. During year ended December 31, 2019 we incurred $223,050 of research and development expenses, a decrease of $134,580 or 60.34% compared with the same period in 2019. The research and development expenses are attributable to the research and development with the Notre Dame University; the decrease was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2020, we incurred $397,727 professional expenses, which increased by $54,882 or 16.01% from $342,845 for year ended December 31, 2019. The increase in professional fees expense was attributable to increased expenses related to investor relations services during year ended December 31, 2020.

Officers Salary: During year ended December 31, 2010, officers’ salary expenses decreased to $516,332 or 17.68% compared to $627,197 for year ended December 31, 2019. The decrease is due to the Company’s staff having been furloughed from March 19, 2020 – June 30, 2020, due to the COVID-19 pandemic, during which the CEO also did not receive or accrue any salary.

General and Administrative Expense: General and administrative expenses increased by $2,104,545 or 148.84% to $3,518,527 for year ended December 31, 2020 from $1,413,982 for year ended December 31, 2019. Our general and administrative expenses for year ended December 31, 2020 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $3,177,652 Travel of $29,528, office salary of $311,347 for a total of $3,518,527. Our general and administrative expenses for year ended December 31, 2019 consisted of consulting fees of $5,787 and other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,123,787, Travel of $40,734, office salary of $243,674 for a total of $1,413,982. The primary reason for the increase in comparing year ended December 31, 2020 to the corresponding period for 2019 was mainly due to general business expenses and warrants issuances for services.

Rent – Related Party: During the year ended December 31 2020, rent-related party expense decreased to $13,092 or 11.50% compared to $14,793 for the year ended December 31, 2019. This decrease is due to an adjustment in 2019 per ASC 843 lease valuation.

Interest Expense: Interest expense increased to $386,624, or 31.35% for the year ended December 31, 2020 compared to $294,352 for the year ended December 31, 2019. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $50,505, or 100% for the year ended December 31, 2020 compared to $0 for the year ended December 31, 2019. The increase was primarily due to amortization of original issue and debt discounts on convertible loan.

Interest Income: Interest income decreased by $6,369 to $0 for the year ended December 31, 2020 from $6,369 for the year ended December 31, 2019. The decrease was primarily due to interest on bank accounts.

Net Loss: Net loss increased by $2,061,427, or 70.84%, to a net loss of $4,971,277 for the year ended December 31, 2020 from a net loss of $2,909,850 for the year ended December 31, 2019. This increase in net loss was driven primarily by increased in warrant compensation and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $4,971,277 during the year ended December 31, 2020, and losses are expected to continue in the near term. The accumulated deficit is $34,769,183 at December 31, 2020. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2020, we had $816,907 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2020 as compared to December 31, 2019, were as follows:

	December 31, 2020	December 31, 2019
Cash	$816,907	$125,024
Prepaid expenses	$2,588	$31,745
Total current assets	$819,495	$156,769
Total assets	$1,277,285	$750,850
Total current liabilities	$7,450,794	$5,584,383
Total liabilities	$7,850,849	$6,138,908

At December 31, 2020, we had a working capital deficit of $6,631,299, compared to a working capital deficit of $5,427,614 at December 31, 2019. Current liabilities increased to $7,450,794 at December 31, 2020 from $5,584,383 at December 31, 2019, primarily as a result of primarily as a result of accounts payable and accrued compensation.

For the year ended December 31, 2020, net cash used in operations of $1,254,712 was the result of a net loss of $4,971,277 offset by depreciation expense of $28,074, amortization of original issue and debt discount of $50,505, options issued to related parties of $2,845,459, imputed interest on related party loans of $58,817, decrease in prepaid expenses of $29,159, a decrease in operating lease right of use of $108,217, an increase of accrued expenses and other payables-related party of $657,520, an increase in accounts payable of $39,055 and a decrease in operating lease liabilities of $100,239. For the year ended December 31, 2019, net cash used in operations of $1,087,881 was the result of a net loss of $2,909,850 offset by depreciation expense of $30,781, warrant cancellation of $19,915, options issued to related parties of $696,934, imputed interest on related party loans of $22,337, increase in prepaid expenses of $24,887, a decrease in operating lease right of use of $86,326, an increase of accrued expenses and other payables-related party of $795,633, an increase in accounts payable of $314,369 and a decrease in operating lease liabilities of $79,609.

Net cash used in our investing activities were $0 and $100,792 for the year ended December 31, 2020 and December 31, 2019, respectively. Our investing activities for the year ended December 31, 2019 is attributable to purchases of fixed assets.

Our financing activities resulted in a cash inflow of $1,946,595 for the year ended December 31, 2020, which is represented by $1,015,000 proceeds from a shareholder note payable, proceeds from convertible note payable, net of $950,000, payment of debt offering costs of $86,000 related to convertible note payable, $40,000 loan repayment, contributed capital by related party of $17,495 and proceeds from SBA Paychex Protection Loan of $90,100. Our financing activities resulted in a cash inflow of $1,300,000 for the year ended December 31, 2019, which is represented by $1,000,000 proceeds from the issuance of common stock, $20,000 loan repayment and $320,000 proceeds from a shareholder note payable.

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of December 31, 2020. The ASU is currently not expected to have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The ASU is currently not expected to have a material impact on our financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions, and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 to provide additional guidance on the credit losses standard. Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2020. The ASUs did not have a material impact on our consolidated financial statements. ASU No. 2016-13 applies to all financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this ASU did not have any impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	27	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	28	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGE	29	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGE	30	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019.

PAGES	31	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2020.

PAGES	32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 1 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

March 12, 2021

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$816,907	$125,024
Prepaid expenses	2,588	31,745
Total Current Assets	819,495	156,769

Property and Equipment, net	89,247	117,321
Operating lease right-of-use asset, net	365,025	473,242
Security deposit	3,518	3,518

Total Assets	$1,277,285	$750,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$600,003	$560,948
Note payable - related party	1,657,000	642,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	4,802,985	4,145,465
Operating lease liability, current	124,909	110,678
Loan payable	60,000	60,000
Convertible note payable, net of debt discount of $949,495 and $0, respectively	50,505	-
SBA Paycheck Protection Loan	90,100	-
Total Current Liabilities	7,450,794	5,584,383

Long Term Liabilities
Loan payable, net of current	145,244	185,244
Operating lease liability, net of current	254,811	369,281

Total Liabilities	7,850,849	6,138,908

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 854,410,001 and 844,468,378 shares issued and outstanding, respectively	17,122,236	16,757,079
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	5,833,583	2,412,969
Deferred Compensation	-	-
Accumulated Deficit	(34,769,183)	(29,797,906)

Total Stockholders’ Deficit	(6,573,564)	(5,388,058)

Total Liabilities and Stockholders’ Deficit	$1,277,285	$750,850

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenue	$-	$-

Operating Expenses
General and Administrative	3,518,527	1,413,982
Professional Fees	397,727	342,845
Officer’s Salary	516,332	627,197
Rent - Related Party	13,092	14,793
Research and Development	88,470	223,050
Total Operating Expenses	4,534,148	2,621,867

Loss from Operations	(4,534,148)	(2,621,867)

Other Income/(Expenses)
Interest expense	(386,624)	(294,352)
Amortization of original issue discount	(50,505)	-
Interest income	-	6,369
Total Other Income/(Expenses)	(437,129)	(287,983)

Net (Loss) before Provision for Income Taxes	(4,971,277)	(2,909,850)

Provision for Income Taxes	-	-

Net (Loss)	$(4,971,277)	$(2,909,850)

Net (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	848,651,465	835,587,422

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(4,971,277)	$(2,909,850)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	28,074	30,781
Amortization of original issue discount	50,505
Imputed interest - related party	58,817	22,337
Fair value of options issued for services	2,845,459	696,937
Warrants issued/(cancelled) to consultants	-	(19,915)
Decrease (Increase) in prepaid expenses	29,157	(24,887)
Operating lease right-of-use, net	108,217	86,326
Increase in accrued expenses and other payables - related party	657,520	795,633
(Decrease) Increase in royalty agreement payable - related party
(Decrease)Increase in accounts payable	39,055	314,369
Operating lease liabilities, current	(100,239)	(79,609)
Net Cash Used In Operating Activities	(1,254,712)	(1,087,878)

Cash Flows From Investing Activities:
Purchase of Fixed Assets and Leasehold Improvements	-	(100,792)
Net Cash Used In Investing Activities	-	(100,792)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	1,015,000	320,000
Proceeds from convertible note payable, net of original issue discount	950,000	-
Payment of debt offering costs	(86,000)	-
Principal payments on debt	(40,000)	(20,000)
Contributed capital - related party	17,495	-
Proceeds from SBA Paycheck Protection Loan	90,100	-
Proceeds from issuance of common stock	-	1,000,000
Net Cash Provided by Financing Activities	1,946,595	1,300,000

Net Increase in Cash	691,883	111,327

Cash at Beginning of Year	125,024	13,697

Cash at End of Year	$816,907	$125,024

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$365,157	$329,622
Beneficial conversion feature in connection with convertible debt	$864,000	$-
Original issue discount in connection with convertible debt	$50,000	$-
Settlement of accounts payable with note payable	$-	$265,244
Settlement of accounts payable with stock issuance	$-	$281,659
Adoption of lease standard ASC 842	$-	$559,568

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders Deficit

For the years ended December 31, 2020 and 2019

							Common Stock -
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2018	2	$5,217,800	816,883,910	$15,145,798	-	$-	1,122,311	$22,000	$2,043,235	$(26,888,056)	$(4,459,223)

Units issued for cash	-	$-	14,797,278	$1,000,000	-	$-	-	$-	$-	$-	$1,000,000

Shares issued in exchange for accounts payable	-	$-	4,052,652	$281,659	-	$-	-	$-	$-	$-	$281,659

Warrants issued for services - related parties	-	$-	-	$-	-	$-	-	$-	$669,248	$-	$669,248

Warrants issued for services	-	$-	-	$-	-	$-	-	$-	$27,686	$-	$27,686

Exercise of 9,000,000 warrants in exchange for stock	-	$-	8,734,538	$329,622	-	$-	-	$-	$(329,622)	$-	$-

Cancellation of warrants issued for services	-	$-	-	$-	-	$-	-	$-	$(19,915)	$-	$(19,915)

Imputed interest - related party	-	$-	-	$-	-	$-	-	$-	$22,337	$-	$22,337

Net loss for the year ended December 31, 2019	-	$-	-	$-	-	$-	-	$-	$-	$(2,909,850)	$(2,909,850)

Balance, December 31, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$2,794,696	$-	$2,794,696

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$50,763	$-	$50,763

Exercise of 10,000,000 warrants in exchange for stock	-	$-	9,941,623	$365,157	$-	$-	$-	$-	$(365,157)	$-	$-

Contributed capital - related party	-	$-	-	$-	$-	$-	$-	$-	$17,495	$-	$17,495

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$58,817	$-	$58,817

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$864,000	$-	$864,000

Net loss for the years ended December 31, 2020	-	$-	-	$-	$-	$-	$-	$-	$-	$(4,971,277)	$(4,971,277)

Balance, December 31, 2020	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2020 or December 31, 2019.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2020 and December 31, 2019, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2020 and 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2020	December 31, 2019
Stock Warrants (Exercise price - $0.001- $0.16/share)	49,120,917	57,995,917
Stock Options (Exercise price - $0.1150/Share)	27,340,000	-
Convertible Preferred Stock	2	2
Total	76,460,919	57,995,919

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2020	2019
Expected income tax (recovery) expense at the statutory rate of 21%	$(1,043,948)	$(610,845)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	608,152	142,167
Change in valuation allowance	435,795	468,678

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2020	2019
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	3,815,336	3,379,542
Valuation allowance	(3,815,336)	(3,379,542)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2040.

The net change in the valuation allowance for the year ended December 31, 2020 and 2019 was an increase of $435,795 and an increase of $610,845, respectively.

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of December 31, 2020. The ASU is currently not expected to have a material impact on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The ASU is currently not expected to have a material impact on our financial statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions, and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 to provide additional guidance on the credit losses standard. Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2020. The ASUs did not have a material impact on our consolidated financial statements. ASU No. 2016-13 applies to all financial assets including loans, trade receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The adoption of this ASU did not have any impact on our financial statements.

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

There were no impairment losses recorded for the years ended December 31, 2020 and 2019.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2020 and 2019.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	December 31, 2020	December 31, 2019
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

For the years ended December 31, 2020 and 2019, the Company recognized $0 and $0 respectively in revenue from the Government contract. These revenues were generated for work performed in the development and production of the Company’s recombinant silks under the base and option period phases of our ongoing contract with the US Army.

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

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2020 and December 31, 2019, the Company had approximately $500,006 and $0, respectively in excess of FDIC insurance limits.

For the years ended December 31, 2020 and 2019, the Company booked $0 and $0 for doubtful accounts.

Original Issue Discount

For certain notes issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense in the consolidated statements of operations over the life of the debt.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $6,631,299 and stockholders’ deficiency of $6,573,564 and used $1,254,712 of cash in operations for the year ended December 31, 2020. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2020 and December 31, 2019, property and equipment, net, is as follows:

	December 31, 2020	December 31, 2019
Automobile	$41,805	$41,805
Laboratory Equipment	96,536	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	85,389	85,389
Less: Accumulated Depreciation	(141,743)	(113,669)
Total Property and Equipment, net	$89,247	$117,321

Depreciation expense for the years ended December 31, 2020 and 2019, was $28,074 and $30,781, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2020 and 2019, was $13,092 and $14,793, respectively (See Note 9).

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company paid an annual rent of $39,200 for year one of lease and $42,000 for year two of lease for office and manufacturing space.

On September 5, 2019, we signed a new two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease.

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

Right to use assets is summarized below:

December 31, 2020
Right to use assets, net – related party	$44,849
Right to use assets, net	41,138
Right to use assets, net	279,038
Total	$365,025

During the years ended December 31, 2020, the Company recorded $98,888 as lease expense to current period operations.

Lease liability is summarized below:

December 31, 2020
Right to use liability, net – related party	47,418
Right to use liability, net	42,918
Right to use liability, net	289,385
Total	379,720
Less: short term portion	$(124,909)
Long term position	$254,811

Lease expense for the years ended December 31, 2020 was comprised of the following:

Operating lease expense	$49,505
Operating lease expense	$36,291
Operating lease expense – related party	$13,092

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020 $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of December 31, 2020 is $1,657,000. During the year ended December 31, 2020, the Company recorded $50,763 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $36,562. During the year ended December 31, 2019, the Company recorded $22,337 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $15,581.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the year ended December 31, 2020, the Company paid $40,000 of the loan balance (See Note 8 (A)):

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

NOTE 7 CONVERTIBLE NOTE

The Company issued a $1,000,000, thirteen-month (13), unsecured, convertible note on December 11, 2020, which is due January 11, 2022. The convertible note bears interest at 10%, with a 5% original issue discount ($50,000), resulting in net proceeds of $950,000. The note contains a discount to market feature, whereby, the lender can purchase stock at 90% of the lowest trading price for a period of ten (10) days preceding the conversion date.

Additionally, the Company issued 3,125,000 five-year (5) warrants. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.14
Exercise price	$0.16
Expected term (in years)	5
Expected volatility	60.64%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.10%

The Company has determined that ASC 815 does not apply since the Company has unlimited authorized shares, which in turn satisfies the requirement of having sufficient authorized shares available to settle any potential instruments that may require physical net-share settlement.

Pursuant to ASC 470, the Company will record a beneficial conversion feature (“BCF”) based upon the relative fair value of the conversion feature within the convertible note and the related warrants. The BCF cannot exceed the face amount of the note, therefore, the discount for this note is $1,000,000, and was recorded on the commitment date. The discount is amortized to amortization of debt discount over the life of the underlying convertible note.

The Company also paid $86,000 as a debt issuance cost to a placement agent for services rendered. These costs are considered to be a component of the total debt discount.

The following represents a summary of the Company’s convertible debt at December 31, 2020:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2019	-	-
Proceeds – net	950,000	-
Original issue discount	50,000	-
Debt discount recorded	(1,000,000)	-
Amortization of debt discount	50,505	-
Balance – December 31, 2020	$50,505	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2019	-	-
Interest Expense 2020	5,479
Balance – December 31, 2020	$5,479	$-

NOTE 8 STOCKHOLDERS’ DEFICIT

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

On February 19, 2020 the Company issued a 20-year option to purchase 20,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $2,198,411, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on February 19, 2025, and for a period of 15 years expiring on February 19, 2040. During the year ended December 31, 2020, the Company recorded $2,198,411 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.56%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the year ended December 31, 2020, the Company recorded $272,673 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the year ended December 31, 2020, the Company recorded $40,935 as an expense for options issued.

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

On August 8, 2019, the Company issued a 2-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $267,574, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the year ended December 31, 2020, the Company recorded $161,568 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2020, the Company recorded $146,121 as an expense for options issued.

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

On August 8, 2019, the Company issued a 2-year option to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $16,723, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2020. Options will be exercisable on August 8, 2022, and for a period of 3 years expiring on August 8, 2025. During the year ended December 31, 2020, the Company recorded $10,098, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	2 years
Risk free interest rate	1.62%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2020, the Company recorded $9,133, as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the year ended December 31, 2020, the Company recorded $6,520, as an expense for options issued.

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

Expected dividends	0%
Expected volatility	97.56%
Expected term	4 years
Risk free interest rate	2.65%
Expected forfeitures	0%

On September 26, 2019, the Company issued 766,667 shares in connection with the cashless exercise of the 1,000,000 warrants.

On August 14, 2019, the Company issued 7,967,871 shares in connection with the cashless exercise of the 8,000,000 warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2019	55,995,917		2.77
Granted	3,125,000	-	-
Exercised	(10,000,000)	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2020	49,120,917		1.83
Intrinsic Value	$3,013,010

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	1.19	$1,371,500
$0.056	2,000,000	0.60	$139,000
$0.04	2,300,000	0.65	$196,650
$0.06	7,398,639	0.18	$484,611
$0.06	7,398,639	1.18	$484,611
$0.08	3,699,320	1.18	$168,319
$0.08	3,699,320	2.18	$168,319
$0.2299	8,500,000	4.27	$-
$0.16	3,125,000	4.95	$-

For the year ended December 31, 2019, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	21,000,000	1.65	$4,069,800
$0.056	3,000,000	1.61	$387,600
$0.04	2,300,000	1.70	$445,740
$0.06	7,398,639	1.19	$1,433,856
$0.06	7,398,639	2.19	$1,433,856
$0.08	3,699,320	2.19	$716,928
$0.08	3,699,320	3.19	$719,928
$0.2299	8,500,000	5.39	$1,647,300

For the year ended December 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	22.6

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

(E) Common Stock Issued for Debt

None

(F) Capital contribution – Related Party

For the year ended December 31, 2020, the Company recorded $17,495 as contribution of capital by Chief Financial Officer.

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017 the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020 the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019, the accrued salary balance is $2,804,725 and $2,535,203, respectively. (See Note 10).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 2015 Warrant”) to Mr. Rice. The May 2015 warrant fully vested on October 28, 2016 and will expire on May 28, 2022. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement (the “May 2016 Warrant”). The May 2016 warrant fully vested on February 20, 2017 and will expire on May 20, 2026. On January 9, 2018, the Company extended the expiration date of the January 2015 warrant from January 19, 2018 to January 31, 2020, and on January 10, 2020 the Company extended the expiration date of the January 2015 warrant to January 10, 2025 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On August 8, 2019, Mr. Rice was issued a set of three five-year warrants to purchase a total of 6,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share pursuant to the employment agreement. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●The Company maintaining $6,000,000 or more in working capital,

●Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of December 31, 2020 and December 31, 2019 the Company owes $103,730 and $64,352, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2020 and December 31, 2019, the accrued salary balance is $888 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the year ended December 31, 2020, the Company paid $40,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2020 and December 31, 2019, the outstanding balance is $65,292. As of December 31, 2019, the Company recorded interest expense and related accrued interest payable of $2,623. In 2020 the Company recorded $1,960 in interest expensed and related accrued interest payable. As of December 31, 2020 the Company recorded interest expense and related accrued interest payable of $8,503.

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

(B) Consulting Agreement

On February 20, 2018, the Company signed an agreement with a consultant to provide services. Under this agreement the consultant will receive a warrant for 600,000 shares of common stock and may be awarded additional warrants for up to 3,000,000 shares of common stock if performance metrics are achieved. On March 20, 2018, the Company issued a 4-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.001 per share to a consultant for services rendered. The warrants had a fair value of $19,915, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on March 20, 2018. Warrants will be exercisable on March 20, 2019, and for a period of 3 years expiring on March 20, 2022. During the year ended December 31, 2018, the Company recorded $19,915 as an expense for warrants issued (See Note 8 (C)). On April 5, 2019, the Company cancelled 600,000 warrant issued to a consultant on February 20, 2018 in exchange for $6,000 cash payment.

(C) Operating Lease Agreements

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the year ended December 31, 2020 and 2019, was $9,819 and $11,913, respectively (See Note 10).

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2020 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of December 31, 2020, the Company recorded interest expense and related accrued interest payable of $8,503.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $334,708 for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019, the accrued salary balance is $2,804,725and $2,535,203, respectively.

On January 14, 2016, the Company signed a new employment agreement with Mr. Rice, the Company’s COO. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement. On January 9, 2018, the Company extended the expiration date of a warrant for 2,000,000 shares of common stock from January 19, 2018 to January 31, 2020 and on January 10, 2020, the Company extended the expiration date of the warrant to January 10, 2025 for Mr. Rice. Additionally, on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO extending until January 1, 2022. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year. The salary increase and the bonus is accrued and to be paid in full earlier by the direction of the Board or upon the earlier of:

●	The Company maintaining $6,000,000 or more in working capital,

●	Upon the transfer of ownership of more than 50% of the Corporation’s voting share or an assignment for the benefit of creditors or bankruptcy, or

●	Upon the fifth year anniversary of the salary increase and the bonus issuance.

As of December 31, 2020 and December 31, 2019, the Company owes $103,730 and $64,351, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2020 and December 31, 2019, the accrued salary balance is $888 and $1,154, respectively.

June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020 $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2019 is $642,000. Total loan payable to this principal stockholder as of December 31, 2020 is $1,657,000. During the year ended December 31, 2020, the Company recorded $50,763 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $36,562. During the year ended December 31, 2019, the Company recorded $22,337 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $15,581.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended December 31, 2020 and 2019 was $13,092 and $14,793, respectively.

As of December 31, 2020 and December 31, 2019, there was $331,143 and $304,539, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of December 31, 2020, there was $1,562,499 of accrued interest- related party and $69,669 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2019, there was $1,196,503 of accrued interest- related party and $43,715 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2020, the Company owes $2,804,725 in accrued salary to principal stockholder, $103,730 to the Company’s COO, $888 to Director of Prodigy Textiles and $22,900 to its office employees.

As of December 31, 2019, the Company owes $2,535,203 in accrued salary to principal stockholder, $64,351 to the Company’s COO, $1,153 to Director of Prodigy Textiles and $4,477 to its office employees.

The Company owes $65,292 in royalty payable to related party as of December 31, 2020 and December 31, 2019.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 12, 2021 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On January 25, 2021, the Company issued a stock option for 2,500,000 shares to a related party under the Company’s employee stock option plan. The exercise price was $0.134 per share

On January 25, 2021, the Company signed an amendment to a strategic partnership agreement with Kings Group for and exclusive sales agreement for up to $40 million.

On March 2, 2021, the Company issued 1,479,728 share of Common Stock in exchange for $88,783.68, per the terms of a cash stock warrant exercise.

On March 3, 2021, the Company received forgiveness for a $90,1000.00 Paycheck Protection Program loan granted on April 17, 2020.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2020, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2020, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2020, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2020, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	59	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	41	Chief Operating Officer	January 20, 2015

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2020, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

Section 16(a) of the Securities Exchange Act of 1934

As of December 11, 2020, the date we filed a Form 8-A with the SEC, we are a fully reporting company under Section 12(g) of the Exchange Act. As a result, and pursuant to Rule 16a-2, our directors and officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2020 the directors, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2020 and 2019 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

During the period the Company’s staff was furloughed (March 19, 2020 – June 30, 2020), due to the COVID-19 pandemic, the CEO did not receive or accrue any salary.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson President, CEO, CFO and Director	2020	$269,523	(1)	$-	(2)		$2,198,411	(14)	$-	$-	$44,567	(3)	$2,512,500
	2019	$354,791	(4)	$70,958	(5)	$0	$-		$-	$-	$52,798	(6)	$478,547

Jonathan R. Rice COO	2020	$180,000	(7)	$-		$-	$626,047	(15)	$-	$-	$4,020	(9)	$810,067
	2019	$150,774	(10)	$24,000	(8)	$-	$-		$-	$-	$13,295	(11)	$188,069

Kenneth Le President of Prodigy Textiles(12)	2020	$60,000	(13)	$-		$-	$-		$-	$-0	$-		$60,000	(16)
	2019	$27,692	(13)	$-		$-	$-		$-	$-0	$237,748	(12)	$265,440

(1)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such annual compensation until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of the deferred compensation.
(2)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer this bonus until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Thompson’s deferred compensation.
(3)	This amount includes: $41,496 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $3,071 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of these funds, which we deem “accounts payable – related party.”
(4)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such annual compensation until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of the deferred compensation.
(5)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, Mr. Thompson agreed to defer this bonus until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Thompson’s deferred compensation.
(6)	This amount includes: $49,833 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $2,965 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information about regarding the payback terms of these funds, which we deem “accounts payable – related party.”

(7)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2020, Mr. Rice’s annual base salary was $180,000. However, in light of the Company’s cash position, the Company has deferred the payment of $40,000 of the $180,000. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Rice’s deferred compensation. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,020 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement. However, in light of the Company’s cash position, the Company has deferred the payment of $20,000 of the $24,000. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Rice’s deferred compensation.
(9)	In 2020, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1,080 in phone service expenses and travel related, pursuant to his employment agreement.
(10)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2019, Mr. Rice’s annual base salary was $150,774. However, in light of the Company’s cash position, the Company has deferred the payment of $23,076 of the $150,774. See the section, “Employment Agreements” below for additional information regarding the payback terms of all of Mr. Rice’s deferred compensation. In addition to his annual base salary Mr. Rice was reimbursed for $12,274 in medical insurance premiums and $1,020 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(11)	In 2019, Mr. Rice received $12,274 in medical insurance and medical reimbursement and $1,020 in phone service expenses and travel related, pursuant to his employment agreement.
(12)	On July 3, 2019, the Board appointed Mr. Kenneth Le as the Company’s Director of government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Le at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.2299 per share, which are exercisable as of August 2021 and August 2022, respectively.
(13)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.
(14)	On February 19, 2020, the Company issued a 20-year option to purchase 20,000,000 shares of common stock at an exercise price of $0.115 per share to Mr. Thompson as part of the Incentive Stock Option Agreement. The options had a fair value of $2,198,411, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on February 19, 2025, and for a period of 15 years expiring on February 19, 2040.
(15)	On February 19, 2020, the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to Mr. Rice as part of the Incentive Stock Option Agreement. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030.
(16)	As of December 31, 2020, $888 of Mr. Le’s compensation was recorded as accrued and was paid on the first pay cycle of 2021.

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011 through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. As of December 31, 2020, the accrued salary balance is $2,804,725. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

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

COO

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “2015 COO Employment Agreement”). Although the 2015 COO Employment Agreement has been superseded (as described below), on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement (the “January 2015 Warrant”) and on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 2015 Warrant”). The May 2015 share warrant fully vested on October 28, 2016 and will expire on May 28, 2022. For the twelve months ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice.

On January 14, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, and other benefits. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement; this warrant fully vested on February 20, 2017 and will expire on May 20, 2026. Additionally, on August 4, 2016, the Company approved a performance retention bonus to Mr. Rice of $20,000 which was payable on March 31, 2018, but which has not yet been paid. For the twelve months ended December 31, 2018, the Company recorded $0 for the warrants issued to related party.

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2020. On May 19, 2020, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2021. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. For the twelve months ended December 31, 2018, the Company recorded $0 for the warrants issued to related party.

On August 4, 2016, the Company issued an accommodation to Mr. Rice awarding him a bonus of $20,000 payable on March, 31, 2018. In light of the Company’s cash position, this bonus has been deferred.

On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020. On January 10, 2020, the Company extended the expiration date of the January 2015 Warrant from January 31, 2020 to January 10, 2025.

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

On August 8, 2019, Mr. Rice was issued a set of three five-year warrants to purchase a total of 6,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share pursuant to his employment agreement.

Over the years, in light of our cash position, certain amounts of Mr. Rice’s annual compensation have been deferred. As a result of these deferments, we accrued a total of $103,729 in deferred compensation payable to Mr. Rice as of December 31, 2020. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Rice, COO.”

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	225,589,025	(2)	26.403%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	11,786,230	(3)	1.38%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	5,800,000	(4)	0.68%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Julie Bishop
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Anurag Gupta
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Greg Scheessele
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (6 persons)	223,157,305		28.459%

Series A Preferred Stock	Kim Thompson	2		100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (1 Person)	2		100%

(1) The percent of class is based on 854,410,001 shares of our Class A common stock issued and outstanding as of the date of this Report.

(2) Such shares include 205,589,025 shares of common stock that are owned by Mr. Thompson, 20,000,000 shares of common stock that may be issued upon exercise of outstanding warrants, and 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson.

(3) Such shares include 768,280 shares of common stock that are owned by Mr. Rice and 11,000,000 shares of common stock that may be issued upon exercise of warrants Mr. Rice owns

(4) These shares represent shares of common stock that may be issued upon exercise of warrants Mr. Le owns.

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

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

Mr. Thompson agreed to defer a significant portion of the compensation and other payments, as set forth below, owed to him. Mr. Thompson also agreed not to collect or accrue any salary while the Company had employees furloughed over concerns regarding the current global pandemic.

●	Annual Compensation: Between December 31, 2016 and December 31, 2020, Kim Thompson, our CEO accrued $2,804,725 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2020, there was $1,562,498 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2020, we owed Mr. Thompson $4,367,224 in salary and interest related payments.
●	Company Loans: As of December 31, 2020, Mr. Thompson loaned the Company an aggregate of $1,657,000 and has been repaid $0, leaving a balance of $1,657,000. As of December 31, 2020, there was $59,052 in loan interest; such interest accrues at the rate of 3% per annum.
●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2020, there was $65,292 in royalty payments payable to Mr. Thompson.
●	As of December 31, 2020, there was $304,539 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

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

Mr. Rice, COO

As previously stated, in light of our cash position, the Company has deferred a portion of the compensation owed to Mr. Rice. Between December 31, 2016 and December 31, 2020, Mr. Rice accrued a total of $103,730 in unpaid salary (“Accrued COO Salary”). As of December 31, 2020, there was $30 included in accounts payable and accrued expenses payable to Mr. Rice, which is the balance of funds previously owed to Mr. Rice.

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

Property Lease

On January 23, 2017, the Company signed an 8-year property lease with the Company’s CEO, President and controlling shareholder for land in Texas (the “Texas Property”). The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations.

The Company is not a subsidiary of any company.

Loans

On January 24, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On February 19, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On March 9, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On April 8, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On June 3, 2020, the Company received $150,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On July 16, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On August 12, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On September 10, 2020, the Company received $100,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On October 19, 2020, the Company received $30,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On November 4, 2020, the Company received $30,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 7%, is unsecured and due on demand.

On November 4, 2020, the Company received $30,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

On November 17, 2020, the Company received $35,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3% is unsecured and due on demand.

On December 1, 2020, the Company received $70,000 from Mr. Thompson. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured and due on demand.

Convertible Note

The Company issued a $1,000,000, thirteen-month (13), unsecured, convertible note on December 11, 2020, which is due January 11, 2022. The convertible note bears interest at 10%, with a 5% original issue discount ($50,000), resulting in net proceeds of $950,000. The note contains a discount to market feature, whereby, the lender can purchase stock at 90% of the lowest trading price for a period of ten (10) days preceding the conversion date.

Additionally, the Company issued 3,125,000 five-year (5) warrants. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.14
Exercise price	$0.16
Expected term (in years)	5
Expected volatility	60.64%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.10%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2020	2019
Audit Fees	$31,550	$25,950
Audit-Related Fees	$-	$-
Tax Fees	$24,032	$-
All Other Fees	$-	$-
Total	$55,582	$25,950

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $31,550 and $25,950 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal year ended December 31, 2020, we were billed approximately $24,032 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2019, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

4.2	Description of Securities*

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.6	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.16	2019 Employee Stock Option Plan (16)

10.17	Strategic Partnership Agreement (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registratin if publicly disclosed) (17)

10.18	Amendment (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registratin if publicly disclosed) (17)

14.1	Code of Business Conduct and Ethics (13)

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(14) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2015

(15) Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 31, 2015

(16) Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 27, 2020

(17) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.

Dated: March 12, 2021	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 12, 2021
Kim Thompson	Chief Financial Officer and Sole Director

