Form 10-Q
period 2021-03-31
Kraig Biocraft Laboratories, Inc
filed 2021-05-10
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May May 10, 2021, there were 863,185,174  shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$927,038	$816,907
Prepaid expenses	2,145	2,588
Total Current Assets	929,183	819,495

Property and Equipment, net	82,579	89,247
Operating lease right-of-use asset, net	324,097	365,025
Security deposit	3,518	3,518

Total Assets	$1,339,377	$1,277,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$645,643	$600,003
Note payable - related party	1,657,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,027,449	4,802,985
Operating lease liability, current	100,282	124,909
Loan payable	60,000	60,000
Convertible note payable, net of debt discount of $1,214,003 and $949,945, respectively	285,997	50,505
SBA Paycheck Protection Loan	-	90,100
Total Current Liabilities	7,841,663	7,450,794

Long Term Liabilities
Loan payable, net of current	135,244	145,244
Operating lease liability, net of current	239,237	254,811

Total Liabilities	8,216,144	7,850,849

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 856,746,795 and 854,410,001 shares issued and outstanding, respectively	17,503,553	17,122,236
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	6,089,725	5,833,583
Deferred Compensation	-	-
Accumulated Deficit	(35,709,845)	(34,769,183)

Total Stockholders’ Deficit	(6,876,767)	(6,573,564)

Total Liabilities and Stockholders’ Deficit	$1,339,377	$1,277,285

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Revenue	$-	$-

Operating Expenses
General and Administrative	306,587	2,792,781
Professional Fees	107,485	19,374
Officer’s Salary	159,898	144,562
Rent - Related Party	3,273	3,135
Research and Development	87,768	4,812
Total Operating Expenses	665,011	2,964,664

Loss from Operations	(665,011)	(2,964,664)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	90,100	-
Interest expense	(130,259)	(86,675)
Amortization of original issue discount	(235,492)	-
Total Other Income/(Expenses)	(275,651)	(86,675)

Net (Loss) before Provision for Income Taxes	(940,662)	(3,051,339)

Provision for Income Taxes	-	-

Net (Loss)	$(940,662)	$(3,051,339)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	855,136,759	844,468,378

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2021

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$105,095	$-	$105,095

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$15,858	$-	$15,858

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of 2,336,794 warrants in exchange for stock	-	$-	2,336,794	$381,317	$-	$-	$-	$-	$(292,533)	$-	$88,784

Contributed capital - related party	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$20,429	$-	$20,429

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$450,000	$-	$450,000

Net loss for the three months ended March 31, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(940,662)	$(940,662)

Balance, March 31, 2021 (Unaudited)	2	$5,217,800	856,746,795	$17,503,553	-	$-	1,122,311	$22,000	$6,089,725	$(35,709,845)	$(6,876,767)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued				Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par		APIC	Deficit	Total

Balance, December 31, 2019 (Audited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000		$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-		2,509,552	-	2,509,552

Warrants issued for services	-	-	-	-	-	-	-	-		34,663	-	34,663

Imputed interest - related party	-	-	-	-	-	-	-	-		9,784	-	9,784

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-		-	(3,051,339)	(3,051,339)

Balance, March 31, 2020 (Unaudited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	#	$4,966,968	$(32,849,245)	$(5,885,398)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(940,662)	$(3,051,339)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,668	7,379
Gain on debt extinguishment (PPP)	(90,100)	-
Amortization of debt discount	235,492	-
Imputed interest - related party	20,429	9,784
Fair value of options issued for services	-	2,544,215
Warrants issued/(cancelled) to consultants	78,246	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	443	19,075
Operating lease right-of-use, net	40,928	28,728
Increase in accrued expenses and other payables - related party	224,464	174,705
(Decrease)Increase in accounts payable	45,640	(78,513)
Operating lease liabilities, current	(40,201)	(26,647)
Net Cash Used In Operating Activities	(418,653)	(372,613)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	300,000
Proceeds from convertible note payable, net of original issue discount	450,000	-
Principal payments on debt	(10,000)	(15,000)
Proceeds from warrant exercise	88,784	-
Net Cash Provided by Financing Activities	528,784	285,000

Net Increase in Cash	110,131	(87,613)

Cash at Beginning of Period	816,907	125,024

Cash at End of Period	$927,038	$37,411

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$381,317	$-
Beneficial conversion feature in connection with convertible debt	$450,000	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2021 and 2020

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

On May 1, 2018, the Company announced that it had received its enterprise registration certificate for its new Vietnamese subsidiary Prodigy Textiles Co., Ltd

Foreign Currency

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2021 or December 31, 2020.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2021 and December 31, 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2021 and 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2021	December 31, 2020
Stock Warrants (Exercise price - $0.001- $0.25/share)	55,391,189	49,120,917
Stock Options (Exercise price - $0.1150/Share)	26,802,500	27,340,000
Convertible Preferred Stock	2	2
Total	82,193,691	76,460,919

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of March 31, 2021. The ASU is currently not expected to have a material impact on our financial statements.

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

There were no impairment losses recorded for the three months ended March 31, 2021 and 2020.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2021 and 2020.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	March 31, 2021	December 31, 2020
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

Revenue Recognition

The Company’s revenues have been generated primarily from a contract with the U.S. Government. The Company performed work under a cost-plus-fixed-fee contract. Under the base phase of that contract, the Company produced recombinant spider silk woven into ballistic shootpack panels. Those shootpack panels were delivered to the U.S. Government customer. Under an option period award starting in July 2017 and ending in September 2018, to that original contract, the Company worked to develop new recombinant silks.

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

For the three months ended March 31, 2021 and 2020, the Company recognized $0 and $0 respectively in revenue.

On January 25, 2021, the Company signed an amendment to a strategic partnership agreement with Kings Group for and exclusive sales agreement for up to $40 million. On April 8, 2021, the Company and Kings Group formed Spydasilk Enterprises Pte. Ltd., a Singapore company, to formalize this partnership.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2021 and December 31, 2020, the Company had approximately $595,696 and $500,006, respectively in excess of FDIC insurance limits.

For the three months ended March 31, 2021 and 2020, the Company booked $0 and $0 for doubtful accounts.

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

As reflected in the accompanying condensed unaudited financial statements, the Company has a working capital deficiency of $6,912,480 and stockholders’ deficiency of $6,876,767 and used $418,653 of cash in operations for the three months ended March 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2021 and December 31, 2020, property and equipment, net, is as follows:

	March 31, 2021	December 31, 2020
Automobile	$41,805	$41,805
Laboratory Equipment	96,536	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	85,389	85,389
Less: Accumulated Depreciation	(148,409)	(141,743)
Total Property and Equipment, net	$82,579	$89,247

Depreciation expense for the years ended March 31, 2021 and 2020, was $6,668 and $7,379, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended March 31, 2021 and 2020, was $3,273 and $3,135, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President.

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on September 30, 2019. The Company paid an annual rent of $39,200 for year one of lease and $42,000 for year two of lease for office and manufacturing space.

On September 5, 2019, we signed a new two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800.

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

Right to use assets is summarized below:

March 31, 2021
Right to use assets, net – related party	$42,510
Right to use assets, net	20,997
Right to use assets, net	260,590
Total	$324,097

During the three months ended March 31, 2021, the Company recorded $82,733 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2021
Operating lease liability, net – related party	45,176
Operating lease liability, net	21,886
Operating lease liability, net	272,456
Total	339,519
Less: short term portion	(100,282)
Long term position	$239,237

Lease expense for the three months ended March 31, 2021 was comprised of the following:

Operating lease expense	$14,642
Operating lease expense	$64,818
Operating lease expense – related party	$3,273

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of March 31, 2021 is $1,657,000. During the three months ended March 31, 2021, the Company recorded $20,429 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,283. During the three months ended March 31, 2020, the Company recorded $9,784 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $5,958.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the three months ended March 31, 2021, the Company paid $10,000 of the loan balance (See Note 8 (A)):

1. $1,000 per month for the first six months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

On April 16, 2020, the Company, was granted a loan (the “Loan”) from The Huntington National Bank, in the aggregate amount of $90,100, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated on or about April 16, 2020 issued by the Borrower, matures on or about April 16, 2022 and bears interest at an approximate rate of 1% per annum. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On March 5, 2021, the loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on debt extinguishment of the loan in the amount of $90,100.

NOTE 7 CONVERTIBLE NOTES

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

On March 25, 2021, the Company entered into one year, unsecured, convertible note in the aggregate principal amount of $4,000,000 for which the first convertible debenture for $500,000, a one year, unsecured, convertible note on March 25, 2021, which is due March 25, 2022. The convertible note bears interest at 10%. The note contains a discount to market feature, whereby, the lender can purchase stock at 80% of the lowest trading price for a period of ten (10) days preceding the conversion date. The second convertible debenture of $500,000 was issued on April 6, 2021 and the third convertible debenture of $3,000,000 will be issued on April 22, 2021.

Additionally, the Company issued 8,000,000 five-year (5) warrants. The warrants had a fair value of $3,359,716, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.15
Exercise price	$0.25
Expected term (in years)	5
Expected volatility	100.76%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.07%

The Company has determined that ASC 815 does not apply since the Company has unlimited authorized shares, which in turn satisfies the requirement of having sufficient authorized shares available to settle any potential instruments that may require physical net-share settlement.

Pursuant to ASC 470, the Company will record a beneficial conversion feature (“BCF”) based upon the relative fair value of the conversion feature within the convertible note and the related warrants. The BCF cannot exceed the face amount of the note, therefore, the discount for this note is $500,000, and was recorded on the commitment date. The discount is amortized to amortization of debt discount over the life of the underlying convertible note.

The Company also paid $50,000 as a debt issuance cost to a placement agent for services rendered. These costs are a component of the total debt discount.

The following represents a summary of the Company’s convertible debt at March 31, 2021:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2020	50,505	-
Proceeds – net	500,000	-
Debt discount recorded	(500,000)	-
Amortization of debt discount	235,492	-
Balance – March 31, 2021	$285,997	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2020	5,479	-
Interest Expense March 31, 2021	25,479	-
Balance – March 31, 2021	$30,959	$-

NOTE 8 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On March 9, 2019, the Company entered into a purchase agreement with one investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued the investor 14,797,278 Units at a purchase price of $0.06758 per Unit, for total gross proceeds to the Company of $1,000,000. The Units consist of 14,797,278 shares of the Company’s Class A Common Stock (the “Common Stock”) and two warrants (the “Warrants”): (i) one warrant entitles the investor to purchase up to 14,797,278 shares of Common Stock at an exercise price of $0.06 per share (the “6 Cent Warrants”) and (ii) one warrant entitles the investor to purchase up to 7,398,639 shares of Common Stock at an exercise price of $0.08 per share (the “8 Cent Warrant”). The Warrants shall be exercisable at any time from the issuance date until the following expiration dates:

●	½ of all $0.06 Warrants shall expire on March 8, 2021;
●	½ of all $0.06 Warrants shall expire on March 8, 2022;
●	½ of all $0.08 Warrants shall expire on March 8, 2022; and,
●	½ of all $0.08 Warrants shall expire on March 8, 2023.

On March 2, 2021, the Company determined to amend and extend the expiration of the warrants expiring on March 8, 2021 as follows:

●	1,479,728 of all $0.06 Warrants shall expire on March 8, 2021.
●	1,479,728 of all $0.06 Warrants shall expire on May 8, 2021
●	1,479,728 shares of all $0.06 Warrants shall expire on July 8, 2021
●	1,479,728 shares of all $0.06 Warrants shall expire on September 8, 2021
●	1,479,727 shares of all $0.06 Warrants shall expire on November 8, 2021

On March 2, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (C)).

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

(C) Common Stock Warrants and Options

On March 5, 2021, the Company issued 786,280 shares of Common stock in connection with the cashless exercise of 2,000,000 warrants.

On March 2, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (A)).

On February 24, 2021, the Company issued 70,786 shares of Common stock in connection with the cashless exercise of 200,000 warrants.

On July 30, 2020, the Company issued 9,941,623 shares of Common stock in connection with the cashless exercise of 10,000,000 warrants.

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the three months ended March 31, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company. at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the three months ended March 31, 2021, the Company recorded $17,087 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the three months ended March 31, 2021, the Company recorded $51,992 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the three months March 31, 2021, the Company recorded $15,858 as an expense for options issued, net of $20,853 for the 800,000 options cancelled due to termination of employment.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the three months ended March 31, 2021, the Company recorded $35,931 as an expense for options issued.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $18,240, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2020, the Company recorded $9,133, as an expense for options issued. The options were cancelled on March 2, 2021. The Company also recorded a $12,751 reduction to warrant expense related to the warrant cancellation.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 2-year options to purchase 125,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $19,525, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on August 8, 2022. Options will be exercisable on August 8, 2024, and for a period of 3 years expiring on August 8, 2027. During the year ended December 31, 2020, the Company recorded $6,520, as an expense for options issued. The options were cancelled on March 2, 2021. The Company also recorded a $9,103 reduction to warrant expense related to the warrant cancellation.

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2020	49,120,917		1.83
Granted	8,000,000	-	-
Exercised	(1,479,728)	-	-
Cancelled/Forfeited	(250,000)	-	-
Balance, March 31, 2021	55,391,189		2.68
Intrinsic Value	$4,225,653

For the three months ended March 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.82	$1,663,000
$0.056	2,000,000	0.60	$192,000
$0.04	2,300,000	0.40	$257,600
$0.06	5,918,922	0.35	$899,676
$0.06	7,398,639	0.93	$680,675
$0.08	3,699,320	0.93	$266,351
$0.08	3,699,320	1.94	$266,351
$0.2299	8,250,000	3.96	$-
$0.16	3,125,000	4.70	$-
$0.25	8,000,000	4.98	$-

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	1.19	$1,371,500
$0.056	2,000,000	0.60	$139,000
$0.04	2,300,000	0.65	$196,650
$0.06	7,398,639	0.18	$484,611
$0.06	7,398,639	1.18	$484,611
$0.08	3,699,320	1.18	$168,319
$0.08	3,699,320	2.18	$168,319
$0.2299	8,500,000	4.27	$-
$0.16	3,125,000	4.95	$-

For the three months ended March 31, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.87

For the year ended December 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	22.6

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

(E) Common Stock Issued for Debt

None

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2021 the agreement renewed again with the same terms, but with an annual salary of $398,6438 for the year ended December 31, 2021. As of March 31, 2021 and December 31, 2020, the accrued salary balance is $2,904,386 and $2,804,725, respectively. (See Note 10).

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

As of March 31, 2021 and December 31, 2020, the Company owes $116,748 and $103,730, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2021 and December 31, 2020, the accrued salary balance is $1,953 and $888, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the three months ended March 31, 2021, the Company paid $10,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2021 and December 31, 2020, the outstanding balance is $65,292. For the three months ended March 31, 2021, the Company recorded $490 in interest expensed and related accrued interest payable. As of March 31, 2021 the Company recorded interest expense and related accrued interest payable of $8,993.

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

(B) Operating Lease Agreements

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2021 and 2020, was $3,273 and $3,135, respectively (See Note 10). On April 5, 2021, the Company ended this lease agreement with its President.

On September 13, 2017, the Company signed a new two year lease commencing on October 1, 2017 and ending on March 31, 2020. The Company pays an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800.

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of March 31, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of March 31, 2021, the Company recorded interest expense and related accrued interest payable of $8,993.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $398,643 for the year ended December 31, 2021. As of March 31, 2021 and December 31, 2020, the accrued salary balance is $2,904,386 and $2,804,725, respectively.

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

As of March 31, 2021 and December 31, 2020, the Company owes $116,748 and $103,730, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2021 and December 31, 2020, the accrued salary balance is $1,953 and $888, respectively.

June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of March 31, 2021 is $1,657,000. During the three months ended March 31, 2021, the Company recorded $20,429 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,283. During the three months ended March 31, 2020, the Company recorded $9,784 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $5,958.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended March 31, 2021 and 2020 was $3,273 and $3,135, respectively.

As of March 31, 2021 and December 31, 2020, there was $357,519 and $331,143, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of March 31, 2021, there was $1,646,844 of accrued interest- related party and $95,521 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2020, there was $1,562,499of accrued interest- related party and $82,238 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of March 31, 2021, the Company owes $2,904,386 in accrued salary to its principal stockholder, $116,748 to the Company’s COO, $1,953 to Director of Prodigy Textiles and $26,110 to its office employees.

As of December 31, 2020, the Company owes $2,804,725 in accrued salary to its principal stockholder, $103,730 to the Company’s COO, $888 to Director of Prodigy Textiles and $22,900 to its office employees.

The Company owes $65,292 in royalty payable to related party as of March 31, 2021 and December 31, 2020.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 10, 2021 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On April 5, 2021, the Company ended its lease agreement with its President for land in Texas.

On April 6, 2021, the Company issued a $500,000 convertible debenture under the terms of the convertible note signed on March 25, 2021.

On April 16, 2021, the Company signed a two year amendment property lease in Lansing, MI. Commencing on July 1, 2021 and ending on September 30, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800.

On April 22, 2021, the Company issued a $3,000,000 convertible debenture under the terms of the convertible note signed on March 25, 2021.

On April 23, 2021, the Company issued 836,574 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture.

On April 26, 2021, the Company issued 2,063,391 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture.

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture.

On May 4, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 See Note 8 (A)).

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

In August 2019, we received authorization to begin rearing genetically enhanced silkworms at our production facility in Vietnam. We received our investment registration certificate for the facility in April 2018. In October 2019, we delivered the first batch of these silkworms and began operations. These silkworms will serve as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and the restrictions imposed due to the global pandemic further delayed our operations in 2020 by about 4-6 months. However, we were able to resume production operations of our specialized silk in October 2020, once travel and work restrictions for COVID-19 were lifted. In January 2021, we delivered the first sample silk shipment from this factory. We believe that we will be able to target a capacity of 40 metric tons of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

On November 23, 2020, we entered into a Strategic Partnership Agreement (the “SPA”) with Mthemovement Kings Pte Ltd (“Kings”). Kings is an eco-friendly luxury streetwear apparel line, part of the Kings Group of Companies and its affiliated companies. On January 25, 2021, the parties exchanged signatures for an amendment to the Agreement, which amended the procedures for termination of the SPA to only allow for the termination of the SPA by mutual agreement of the Company and Kings following a consultation period of 120 (one hundred and twenty) calendar days or such period as agreed otherwise between the parties (the “Amendment,” together with the SPA, the “Agreement”).

Pursuant to the Agreement, the parties will form a joint venture to develop and sell the Company’s spider silk fibers under the new innovative apparel and fashion brand, trade named SpydaSilk™ and potential other trademarks to be announced. All intellectual property related to SpydaSilk™ will be jointly owned by the Company and Kings.

Under the terms of the Agreement, the Company granted the joint venture and the SpydaSilk brand an exclusive geographic license to all the Company’s technologies for the Association of Southeast Asian Nations, in exchange for a 4-year firm commitment to purchase up to $32 million of the Company’s raw recombinant spider silk over the 4-year period, with an initial payment of $250,000 to the Company. Kings is projected to purchase an additional $8 million of material in the fourth year, but there is no guarantee that such additional purchase will be made.

Upon commencement, in consideration for its ownership position in the joint venture, the Company shall issue 1,000,000 shares of its common stock to Kings.   The Agreement has a 60-month term, which can be terminated at any time by mutual agreement following a consultation period of 120 days, or such other period as agreed by the parties. If applicable, the parties will honor their share of committed expenditures of the joint venture and King will repay the Company any unused brand funds.

2 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5131771/

https://www.yourgenome.org/facts/what-is-genome-editing

https://ghr.nlm.nih.gov/primer/genomicresearch/genomeediting

The Report of Independent Registered Public Accounting Firm to our financial statements as of March 31, 2021 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at March 31, 2021 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to establish an apparel brand under a joint venture with Kings to create a line of fashion wear under the Company Spydasilk Enterprises Pte. Ltd with trade names including SpydasilkTM, SpydraTM, and others.

●	We plan to continue the expansion of our production operations at our Quang Nam, Vietnam factory in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $88,000 over the last 3 months on research and development of high strength polymers. In 2020, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2021/2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2021 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and production of a new transgenic tailored specifically domestic production.

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

On March 19, 2020, we furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The temporary suspension of rearing operations resulted in a delay of 4-6 months in the Company’s production expansion schedule. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any salary. On July 1, 2020, furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. On October 24, 2020, silk production operations at the factory resumed. In January 2021, we delivered the first sample silk shipment from the factory. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2021 as compared to the three month period ended March 31, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended
	March 31,
	2021	2020
NET REVENUES	$-	$-
OPERATING EXPENSES:
General and Administrative	306,587	2,792,781
Professional Fees	107,485	19,374
Officer’s Salary	159,898	144,562
Rent - Related Party	3,273	3,135
Research and Development	87,768	4,812
Total operating expenses	665,011	2,964,664
Loss from operations	(665,011)	(2,964,664)
Interest expense	(130,259)	(86,675)
Amortization of original issue discount	(235,492)	-
Gain on debt extinguishment (PPP)	90,100	-
Net Loss	$(940,662)	$(3,051,339)

Net Revenues: During the three months ended March 31, 2021, we realized $0 of revenues from our business. During the three months ended March 31, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2021 and 2020 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2021 were $0, as compared to $0 for the three months ended March 31, 2020, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2021, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2020, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2021, we incurred $87,768 of research and development expenses. During the three months ended March 31, 2020, we incurred $4,812 of research and development expenses. This was an increase of $82,956 or 1,723.94% in 2021 compared with the same period in 2020. This increase was due to an increase in research spending.

Professional Fees: During the three months ended March 31, 2021, we incurred $107,485 of professional expenses, which increased by $88,111 or 454.79% from $19,374 for the three months ended March 31, 2020. This increase was primarily due to an increase in professional fees and an increase in investor relations services.

Officers Salary: During the three months ended March 31, 2021, officers’ salary expenses increased to $159,898 or 10.61% from $144,562 for the three months ended March 31, 2020. This increase was primarily due to a 6% annual increase for the Company’s CEO and a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses decreased by $2,486,194 or 89.02% to $306,587 for the three months ended March 31, 2021 from $2,792,781 for the three months ended March 31, 2020. Our general and administrative expenses for the three months ended March 31, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $203,831, travel of $3,095, and office salary of $99,661 for a total of $306,587. Our general and administrative expenses for the three months ended March 31, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $2,711,283, travel of $14 and office salary of $81,484, for a total of $2,792,781.

Rent – Related Party: During the three months ended March 31, 2021, rent- related party expense increased to $3,273 or 4.40% from $3,135 for the three months ended March 31, 2020. The rent-related party expense was attributable to the Company signing an eight year property lease with the Company’s President on January 23, 2017.

Interest Expense: Interest expense increased by $43,584 to $130,259 for the three month period ended March 31, 2021 from $86,675 for the three month period ended March 31, 2020. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $235,492, or 100% for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Gain on Debt Extinguishment: On March 5, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $90,100.

Net Loss: Net loss decreased by $2,110,677, or 69.17%, to a net loss of $940,662 for the three month period ended March 31, 2021 from a net loss of $3,051,339 for the three month period ended March 31, 2020. This decrease in net loss was primarily attributable to both decreases in warrant expense and general and administrative expenses.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $940,662 during the three months ended March 31, 2021, and losses are expected to continue in the near term. The accumulated deficit is $35,709,845 at March 31, 2021. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2021, we had $927,038 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2021 as compared to December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Cash	$927,038	$816,907
Prepaid expenses	$2,142	$2,588
Total current assets	$929,183	$819,495
Total assets	$1,339,377	$1,277,285
Total current liabilities	$7,841,663	$7,450,794
Total liabilities	$8,216,144	$7,850,849

At March 31, 2021, we had a working capital deficit of $6,912,480 compared to a working capital deficit of $6,631,299 at December 31, 2020. Current liabilities increased to $7,841,663 at March 31, 2021 from $7,450,794 at December 31, 2020, primarily as a result of accounts payable, note payable and accrued compensation.

For the three months ended March 31, 2021, net cash used in operations of $418,653 was the result of a net loss of $940,662 offset by depreciation expense of $6,668, gain on debt extinguishment of PPP loan of $90,100, amortization of debt discount of $235,492, warrants issuance of $78,246, imputed interest on related party loans of $20,429, decrease in prepaid expenses of $443 and a decrease in operating lease right of use of $40,928, an increase of accrued expenses and other payables-related party of $224,464, increase in accounts payable of $45,640 and a decrease in operating lease liabilities of $40,201. For the three months ended March 31, 2020, net cash used in operations of $372,613 was the result of a net loss of $3,051,339 offset by offset by depreciation expense of $7,379, options issuance to related parties of $2,544,215, imputed interest on related party loans of $9,784, decrease in prepaid expenses of $19,075 and a decrease in operating lease right of use of $28,728, an increase of accrued expenses and other payables-related party of $174,705, decrease in accounts payable of $78,513 and a decrease in operating lease liabilities of $26,647.

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Our financing activities resulted in a cash inflow of $528,784 for the three months ended March 31, 2021, which is represented by proceeds from convertible notes payable, net of $450,000, $10,000 loan repayment and proceeds from a warrant exercise for $88,784. Our financing activities resulted in a cash inflow of $285,000 for the three months ended March 31, 2020, which is represented by $15,000 loan repayment and $300,000 proceeds from a shareholder note payable.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

On March 2, 2021, the Company issued 1,479,728 shares of Common Stock in exchange for $88,783.68, per the terms of a cash stock warrant exercise.

On March 25, 2021, the Company entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt company (“Yorkville”), pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$4,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $500,000 (the “First Convertible Debenture Purchase Price”) shall be issued within 1 business day following the initial closing, a secured convertible debenture (the “Second Convertible Debenture”) in the principal amount of $500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued within 1 business day following the satisfaction of conditions for a second closing and a secured convertible debenture (the “Third Convertible Debenture,” together with the First Convertible Debenture and the Second Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $3,000,000 (the “Third Convertible Debenture Purchase Price”) shall be issued within 1 business day following satisfaction of conditions for a third closing (the first closing, second closing and third closing are each referred to as a “Closing” or collectively as the “Closings) and (collectively, the First Convertible Debenture Purchase Price, the Second Convertible Debenture Purchase Price and the Third Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”).

Each Convertible Debenture shall mature twelve (12) months after the date of issuance and accrues interest at the rate of 10% per annum. The principal must be paid in cash, but the Company has the right to extend the maturity date by 30 days, during which time interest will continue to accrue, upon written notice of same to the holder. Interest shall be provided in cash, unless certain conditions as specified in the Convertible Debenture are satisfied, in which case the company has the right to pay interest in shares of common stock at the then applicable conversion price on the trading day immediately prior to the pay date. The debenture holder may convert each Convertible Debenture into shares of common stock at any time after issuance at a price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the 10 trading days immediately preceding the date they convert the debenture; provided, however if the Company’s Common Stock is uplisted to the Nasdaq, the conversion price shall not be less than 20% of the conversion price used in the first conversion thereunder. The debenture holder may not convert the Convertible Debenture if such conversion would result in such holder holding in excess of in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest, unless waived by the holder with at least 65 days prior notice to the Company (the “Ownership Cap”).

The Company held the first closing on March 25, 2021 and contemporaneously therewith, the Company issued Yorkville a warrant (the “Yorkville Warrant”) to purchase 8,000,000 shares of the Company’s Common Stock (the “Warrant Shares”). The Yorkville Warrant has a term of five (5) years and is initially exercisable at $0.25 per share, subject to adjustment and can be exercise via cashless exercise. If the Company issues or sells securities at a price less than the exercise price, the exercise price shall be reduced to such lower price. The Yorkville Warrant also has the same Ownership Cap as set forth in the Convertible Debenture.

In connection with the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with Yorkville, pursuant to which the Company agreed to register the shares of common stock underling the Debentures and the Yorkville Warrant.

Following fulfillment of the requirements in the Securities Purchase Agreement, on April 6, 2021, the Company issued the Second Convertible Debenture to Yorkville in the amount of $500,000.

Following fulfillment of the requirements in the Securities Purchase Agreement, on April 22, 2021, the Company issued the Third Convertible Debenture to Yorkville in the amount of $3,000,000.

Between April 23, 2021 and April 26, 2021, the Company issued an aggregate of 4,958,651 shares of Common Stock to Yorkville pursuant to their collective conversion of Convertible Debentures in the aggregate amount of $600,000.

On May 4, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.2	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
4.3	Form of Convertible Debenture (8)
4.4	Form of Warrant(8)
4.5	Form of A&R Convertible Debenture(8)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
10.3	Form of Securities Purchase Agreement(8)
10.4	Form of Guaranty Agreement(8)
10.5	Form of Security Agreement(8)
10.6	Form of IP Security Agreement(8)
10.7	Form of Registration Rights Agreement(8)
10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
10.9	Amendment (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
8.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.
9.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date:	May 10, 2021	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

