Form 10-Q
period 2021-06-30
Kraig Biocraft Laboratories, Inc
filed 2021-08-12
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, there were 875,149,163 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited))
ASSETS
Current Assets
Cash	$3,667,540	$816,907
Prepaid expenses	1,698	2,588
Total Current Assets	3,669,238	819,495

Property and Equipment, net	80,921	89,247
Operating lease right-of-use asset, net	332,214	365,025
Security deposit	3,518	3,518

Total Assets	$4,085,891	$1,277,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$691,164	$600,003
Note payable - related party	1,657,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,027,638	4,802,985
Operating lease liability, current	115,995	124,909
Loan payable	60,000	60,000
Convertible note payable, net of debt discount of $2,865,027 and $949,945, respectively	1,134,973	50,505
SBA Paycheck Protection Loan	-	90,100
Total Current Liabilities	8,752,062	7,450,794

Long Term Liabilities
Loan payable, net of current	120,244	145,244
Operating lease liability, net of current	228,690	254,811

Total Liabilities	9,100,996	7,850,849

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 868,038,875 and 854,410,001 shares issued and outstanding, respectively	18,636,669	17,122,236
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	9,572,046	5,833,583
Accumulated Deficit	(38,463,620)	(34,769,183)

Total Stockholders’ Deficit	(5,015,105)	(6,573,564)

Total Liabilities and Stockholders’ Deficit	$4,085,891	$1,277,285

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	369,312	348,278	675,899	3,141,059
Professional Fees	119,038	31,100	226,523	50,474
Officer’s Salary	171,694	54,853	331,592	199,415
Rent - Related Party	410	3,128	3,683	6,263
Research and Development	44,726	32,970	132,494	37,782
Total Operating Expenses	705,180	470,329	1,370,191	3,434,993

Loss from Operations	(705,180)	(470,329)	(1,370,191)	(3,434,993)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	-	-	90,100	-
Interest expense	(199,619)	(98,468)	(329,878)	(185,143)
Amortization of original issue discount	(1,848,976)	-	(2,084,468)	-
Total Other Income/(Expenses)	(2,048,595)	(98,468)	(2,324,246)	(185,143)

Net (Loss) before Provision for Income Taxes	(2,753,775)	(568,797)	(3,694,437)	(3,620,136)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(2,753,775)	$(568,797)	$(3,694,437)	$(3,620,136)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	859,825,411	844,468,378	858,563,969	844,468,378

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and six months ended June 30, 2021

(Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, March 31, 2021 (Unaudited)	2	$5,217,800	856,746,795	$17,503,553	-	$-	1,122,311	$22,000	$6,089,725	$(35,709,845)	$(6,876,767)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$233,736	$-	$233,736

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$7,929	$-	$7,929

Exercise of 1,479,728 warrants for cash	-	$-	1,479,728	$88,774	$-	$-	$-	$-	$-	$-	$88,774

Convertible debt conversion into common stock ($0.0868-$0.1232/Sh)	-	$-	9,812,352	$1,044,342	$-	$-	$-	$-	$-	$-	$1,044,342

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$20,656	$-	$20,656

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,220,000	$-	$3,220,000

Net loss for the three months ended June 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(2,753,775)	$(2,753,775)

Balance, June 30, 2021 (Unaudited)	2	$5,217,800	868,038,875	$18,636,669	-	$-	1,122,311	$22,000	$9,572,046	$(38,463,620)	$(5,015,105)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$338,831	$-	$338,831

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$23,787	$-	$23,787

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of 3,816,522 warrants in exchange for cash	-	$-	3,816,522	$470,091	$-	$-	$-	$-	$(292,533)	$-	$177,558

Convertible debt conversion into common stock ($0.0868-$0.1232/Sh)	-	$-	9,812,352	$1,044,342	$-	$-	$-	$-	$-	$-	$1,044,342

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$41,085	$-	$41,085

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,670,000	$-	$3,670,000

Net loss for the six months ended June 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,694,437)	$(3,694,437)

Balance, June 30, 2021 (Unaudited)	2	$5,217,800	868,038,875	$18,636,669	-	$-	1,122,311	$22,000	$9,572,046	$(38,463,620)	$(5,015,105)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and six months ended June 30, 2020

(Unaudited)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Accumulated Deficit	Total

Balance, March 31, 2020 (Unaudited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$4,966,968	$(32,849,245)	$(5,885,398)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	110,909	-	110,909

Contributed capital - related party	-	-	-	-	-	-	-	-	17,495	-	17,495

Imputed interest - related party	-	-	-	-	-	-	-	-	12,188	-	12,188

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(568,797)	(568,797)

Balance, June 30, 2020 (Unaudited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$5,107,560	$(33,418,042)	$(6,313,603)

							Common Stock -
							Class A Shares
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Accumulated Deficit	Total

Balance, December 31, 2019 (Audited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	2,612,411	-	2,612,411

Warrants issued for services	-	-	-	-	-	-	-	-	42,713	-	42,713

Contributed capital - related party	-	-	-	-	-	-	-	-	17,495	-	17,495

Imputed interest - related party	-	-	-	-	-	-	-	-	21,972	-	21,972
Net loss for the six months ended June 30, 2020	-	-	-	-	-	-	-	-	-	(3,620,136)	(3,620,136)

Balance, June 30, 2020 (Unaudited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$5,107,560	$(33,418,042)	$(6,313,603)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,

	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(3,694,437)	$(3,620,136)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,446	13,118
Gain on debt extinguishment (PPP)	(90,100)	-
Amortization of debt discount	2,084,468	-
Imputed interest - related party	41,085	21,972
Fair value of options issued for services	-	2,655,124
Warrants issued/(cancelled) to consultants	319,911	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	890	23,273
Operating lease right-of-use, net	68,254	57,993
Increase in accrued expenses and other payables - related party	224,653	277,050
(Decrease)Increase in accounts payable	135,503	(72,448)
Operating lease liabilities	(70,478)	(53,855)
Net Cash Used In Operating Activities	(966,805)	(697,909)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	(5,120)	-
Net Cash Used In Investing Activities	(5,120)	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	550,000
Proceeds from convertible note payable, net of original issue discount	3,670,000	-
Principal payments on debt	(25,000)	(30,000)
Proceeds from warrant exercise	177,558	-
Contributed capital - related party	-	17,495
Proceeds from SBA Paycheck Protection Loan	-	90,100
Net Cash Provided by Financing Activities	3,822,558	627,595

Net Increase (Decrease) in Cash	2,850,633	(70,314
		)
Cash at Beginning of Period	816,907	125,024

Cash at End of Period	$3,667,540	$54,710

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$292,533	$-
Beneficial conversion feature in connection with convertible debt	$3,670,000	$-
Adoption of lease standard ASC 842	$79,862	$-
Cancellation and forgiveness of lease - related party	$44,419	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2021 and 2020

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2021 or December 31, 2020.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2021 and December 31, 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2021 and 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2021	December 31, 2020
Stock Warrants (Exercise price - $0.001- $0.25/share)	53,911,463	49,120,917
Stock Options (Exercise price - $0.1150/Share)	26,802,500	27,340,000
Convertible Debt	33,776,762	-
Convertible Preferred Stock	2	2
Total	114,490,727	76,460,919

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

There were no impairment losses recorded for the six months ended June 30, 2021 and 2020.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2021 and 2020.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

	June 30, 2021	December 31, 2020
Level 1	$-	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$-	$-

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

For the three and six months ended June 30, 2021 and 2020, the Company recognized $0 and $0 respectively in revenue.

On January 25, 2021, the Company signed an amendment to a strategic partnership agreement with Kings Group for and exclusive sales agreement for up to $40 million. On April 8, 2021, the Company and Kings Group formed Spydasilk Enterprises Pte. Ltd., a Singapore company, to formalize this partnership.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2021 and December 31, 2020, the Company had approximately $3,224,000 and $500,000, respectively in excess of FDIC insurance limits.

For the six months ended June 30, 2021 and 2020, the Company booked $0 and $0 for doubtful accounts.

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

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has a working capital deficiency of $5,082,824 and stockholders’ deficiency of $5,015,105 and used $966,805 of cash in operations for the six months ended June 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2021 and December 31, 2020, property and equipment, net, is as follows:

	June 30, 2021	December 31, 2020
Automobile	$41,805	$41,805
Laboratory Equipment	101,656	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	85,389	85,389
Less: Accumulated Depreciation	(155,189)	(141,743)
Total Property and Equipment, net	$80,921	$89,247

Depreciation expense for the six months ended June 30, 2021 and 2020, was $13,446 and $13,118, respectively.

Depreciation expense for the three months ended June 30, 2021 and 2020, was $6,778 and $5,740, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2021 and 2020, was $3,683 and $6,263, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and the company removed the associated ROU asset and lease liability of $44,419.

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance.

On May 9, 2019 the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five.

Right to use assets is summarized below:

June 30, 2021
Right to use assets, net	90,914
Right to use assets, net	241,800
Total	$332,214

During the six months ended June 30, 2021, the Company recorded $87,874 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2021
Operating lease liability, net	90,223
Operating lease liability, net	254,462
Total	344,685
Less: short term portion	(115,995)
Long term position	$228,690

Lease expense for the six months ended June 30, 2021 was comprised of the following:

Operating lease expense	$17,896
Operating lease expense	$66,295
Operating lease expense – related party	$3,683

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of June 30, 2021 is $1,657,000. During the six months ended June 30, 2021, the Company recorded $41,085 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $26,662. During the six months ended June 30, 2020, the Company recorded $21,972 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,161.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the six months ended June 30, 2021, the Company paid $25,000 of the loan balance (See Note 8 (A)):

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

On March 25, 2021, the Company entered into one year, unsecured, convertible note in the aggregate principal amount of $4,000,000 for which the first convertible debenture for $500,000, a one year, unsecured, convertible note on March 25, 2021, which is due March 25, 2022. The convertible note bears interest at 10%. The note contains a discount to market feature, whereby, the lender can purchase stock at 80% of the lowest trading price for a period of ten (10) days preceding the conversion date. The second convertible debenture of $500,000 was issued on April 6, 2021 and the third convertible debenture of $3,000,000 was issued on April 22, 2021.

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

Pursuant to ASC 470, the Company will record a beneficial conversion feature (“BCF”) based upon the relative fair value of the conversion feature within the convertible note and the related warrants. The BCF cannot exceed the face amount of the note, therefore, the discount for this note is $3,000,000, and was recorded on the commitment date. The discount is amortized to amortization of debt discount over the life of the underlying convertible note.

The Company also paid $330,000 as a debt issuance cost to a placement agent for services rendered. These costs are a component of the total debt discount.

On April 23, 2021, the Company issued 836,574 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $1,644 of accrued interest (See Note 9).

On April 26, 2021, the Company issued 2,063,391 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,178 of accrued interest (See Note 9).

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,630 of accrued interest. The shares had a fair value of $338,654 (See Note 9).

On June 7, 2021, the Company issued 2,431,506 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $25,644 of accrued interest (See Note 9).

On June 23, 2021, the Company issued 2,422,195 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $10,247 of accrued interest (See Note 9).

The following represents a summary of the Company’s convertible debt at June 30, 2021:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2020	50,505	-
Proceeds – net	4,000,000	-
Debt discount recorded	(5,000,000)	-
Amortization of debt discount	2,084,468	-
Balance – June 30, 2021	$1,134,973	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2020	5,479	-
Interest Expense June 30, 2021	119,096	-
Interest conversion into common shares	(44,342)
Balance – June 30, 2021	$80,233	$-

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

On April 27, 2021, the Company extended the expiration date of the warrant issued on October 2, 2016 to October 1, 2026. During the six months ended June 30, 2021 the Company recorded an additional $217,715 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	158.54%
Expected term	3 years
Risk free interest rate	1.37%
Expected forfeitures	0%

On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the six months ended June 30, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the six months ended June 30, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company. at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the six months ended June 30, 2021, the Company recorded $41,009 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the six months ended June 30, 2021, the Company recorded $51,706 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the six months June 30, 2021, the Company recorded $15,771 as an expense for options issued, net of $20,853 for the 800,000 options cancelled due to termination of employment.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the six months ended June 30, 2021, the Company recorded $72,262 as an expense for options issued.

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

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2020	49,120,917		1.83
Granted	8,000,000	-	-
Exercised	(2,959,456)	-	-
Cancelled/Forfeited	(250,000)	-	-
Balance, June 30, 2021	53,911,461		2.77
Intrinsic Value	$2,895,566

For the six months ended June 30, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.57	$1,311,000
$0.056	2,000,000	0.11	$128,000
$0.04	2,300,000	5.26	$184,000
$0.06	4,439,184	0.33	$532,702
$0.06	7,398,639	0.68	$443,918
$0.08	3,699,320	0.68	$147,973
$0.08	3,699,320	1.68	$147,973
$0.2299	8,250,000	3.72	$-
$0.16	3,125,000	4.45	$-
$0.25	8,000,000	4.73	$-

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	1.19	$1,371,500
$0.056	2,000,000	0.60	$139,000
$0.04	2,300,000	0.65	$196,650
$0.06	7,398,639	0.18	$484,611
$0.06	7,398,639	1.18	$484,611
$0.08	3,699,320	1.18	$168,319
$0.08	3,699,320	2.18	$168,319
$0.2299	8,500,000	4.27	$-
$0.16	3,125,000	4.95	$-

For the six months ended June 30, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.62

For the year ended December 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	22.6

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

(E) Common Stock Issued for Debt

On April 23, 2021, the Company issued 836,574 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $1,644 of accrued interest (See Note 7).

On April 26, 2021, the Company issued 2,063,391 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,178 of accrued interest (See Note 7).

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,630 of accrued interest (See Note 7).

On June 7, 2021, the Company issued 2,431,506 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $25,644 of accrued interest. The shares had a fair value of $297,373. The Company recorded a loss on debt settlement of $71,729(See Note 7).

On June 23, 2021, the Company issued 2,422,195 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $10,247 of accrued interest (See Note 7).

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2021 the agreement renewed again with the same terms, but with an annual salary of $398,643 for the year ended December 31, 2021. As of June 30, 2021 and December 31, 2020, the accrued salary balance is $2,924,436 and $2,804,725, respectively (See Note 10).

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

As of June 30, 2021 and December 31, 2020, the Company owes $29,943 and $103,730, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2021 and December 31, 2020, the accrued salary balance is $3,018 and $888, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the six months ended June 30, 2021, the Company paid $25,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2021 and December 31, 2020, the outstanding balance is $65,292. For the six months ended June 30, 2021, the Company recorded $490 in interest expensed and related accrued interest payable. As of June 30, 2021 the Company recorded interest expense and related accrued interest payable of $9,483.

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the six months ended June 30, 2021 and 2020, was $3,683 and $6,263, respectively (See Note 10). On April 5, 2021, the Company ended this lease agreement with its President.

On September 13, 2017, the Company signed a new two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800.

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of June 30, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of June 30, 2021, the Company recorded interest expense and related accrued interest payable of $9,483.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $398,643 for the year ended December 31, 2021. As of June 30, 2021 and December 31, 2020, the accrued salary balance is $2,924,436 and $2,804,725, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company owes $29,943 and $103,730, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2021 and December 31, 2020, the accrued salary balance is $3,018 and $888, respectively.

June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of June 30, 2021 is $1,657,000. During the six months ended June 30, 2021, the Company recorded $41,085 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $26,662. During the six months ended June 30, 2020, the Company recorded $21,972 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,161.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended June 30, 2021 and 2020 was $3,683 and $6,263, respectively. The Company ended this lease on April 5, 2021.

As of June 30, 2021 and December 31, 2020, there was $338,049 and $331,143, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of June 30, 2021, there was $1,732,191 of accrued interest- related party and $108,900 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2020, there was $1,562,499 of accrued interest- related party and $82,238 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of June 30, 2021, the Company owes $2,924,436 in accrued salary to its principal stockholder, $29,943 to the Company’s COO, $3,018 to Director of Prodigy Textiles and $26,110 to its office employees.

As of December 31, 2020, the Company owes $2,804,725 in accrued salary to its principal stockholder, $103,730 to the Company’s COO, $888 to Director of Prodigy Textiles and $22,900 to its office employees.

The Company owes $65,292 in royalty payable to related party as of June 30, 2021 and December 31, 2020.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 12, 2021 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On July 1, 2021, the Company signed a 5 year property lease in the Socialist Republic of Vietnam which consists of 36,000 square meter property and building, which it leases at a rate of approximately $9,570 per year for each of the five years.

On July 6, 2021, the Company issued 2,343,919 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $7,671 of accrued interest.

On July 20, 2021, the Company issued 1,664,823 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest.

On July 29, 2021, the Company issued 3,101,546 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,836 of accrued interest.

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

Pursuant to the Agreement, the parties formed a joint venture, Spydasilk Enterprises Pte. Ltd., to develop and sell the Company’s spider silk fibers under the new innovative apparel and fashion brand, trade named SpydaSilk™ and potential other trademarks to be announced. All intellectual property related to SpydaSilk™ will be jointly owned by the Company and Kings.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of June 30, 2021 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at June 30, 2021 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to develop a line of fabrics and apparent under joint venture with Kings, creating a line of fashion wear under the Company Spydasilk Enterprises Pte. Ltd with trade names including SpydasilkTM, SpydraTM, and others.

●	We plan to continue the expansion of our production operations at our facilities in Quang Nam, Vietnam in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $209,000 over the last 6 months on research and development of high strength polymers. In the first half of 2021, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2021/2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2021 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and possible production of a new transgenic tailored specifically domestic production.

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

On March 19, 2020, we furloughed non-essential staff consistent with leading health official recommendations in order to help prevent the spread of COVID-19. This decision was made in an abundance of caution and will primarily impact staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and will result in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The temporary suspension of rearing operations resulted in a delay of 4-6 months in the Company’s production expansion schedule. The Company supported its furloughed staff and paid their salaries through June 30, 2020. During the duration of the furlough, the Company CEO did not receive or accrue any salary. On July 1, 2020, furloughed staff returned to work preparing the factory in Vietnam to receive the next shipment of silkworm eggs. On October 24, 2020, silk production operations at the factory resumed. In January 2021, we delivered the first sample silk shipment from the factory. The global pandemic of COVID-19 continues to evolve rapidly, and we will continue to monitor the situation closely, including its potential effect on our plans and timelines. The actions of governments in response to COVID-19, both domestic and foreign, have impacted our ability to transport goods, people, essential equipment, and other items essential to our production. In turn, these restrictions are impacting our ability to produce intermediate and end products and are delaying our timelines for commercialization and revenue.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2021 as compared to the six month period ended June 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended June 30,			% Change Increase (Decrease)
	2021	2020	Change
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	369,312	348,278	21,034	6.04%
Professional Fees	119,038	31,100	87,938	282.76%
Officer’s Salary	171,694	54,853	116,841	213.01%
Rent - Related Party	410	3,128	(2,718)	-86.89%
Research and Development	44,726	32,970	11,756	35.66%
Total operating expenses	705,180	470,329	234,851	49.93%
Loss from operations	(705,180)	(470,329)	(234,851)	49.93%
Interest expense	(199,619)	(98,468)	(101,151)	102.72%
Amortization of original issue discount	(1,848,976)	-	(1,848,976)	-100.00%
Net Loss	$(2,753,775)	$(568,797)	(2,184,978)	384.14%

Net Revenues: During the three months ended June 30, 2021, we realized $0 of revenues from our business. During the three months ended June 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2021 and 2020 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2021 were $0, as compared to $0 for the three months ended June 30, 2020, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2021, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2020, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2021, we incurred $44,726 of research and development expenses. During the three months ended June 30, 2020, we incurred $32,970 of research and development expenses. This was an increase of $11,756 or 35.66% in 2021 compared with the same period in 2020. This increase was due to an increase in research spending.

Professional Fees: During the three months ended June 30, 2021, we incurred $119,038 of professional expenses, which increased by $87,938 or 282.76% from $31,100 for the three months ended June 30, 2020. This increase was primarily due to an increase in professional fees and an increase in investor relations services.

Officers Salary: During the three months ended June 30, 2021, officers’ salary expenses increased to $171,694 or 213.01% from $54,853 for the three months ended June 30, 2020. This increase was primarily due to a 6% annual increase for the Company’s CEO and a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses increased by $21,034 or 6.04% to $369,312 for the three months ended June 30, 2021 from $348,278 for the three months ended June 30, 2020. Our general and administrative expenses for the three months ended June 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $344,743, travel of $3,420, and office salary of $21,149 for a total of $369,312. Our general and administrative expenses for the three months ended June 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $292,470 and office salary of $55,808, for a total of $348,278.

Rent – Related Party: During the three months ended June 30, 2021, rent- related party expense decreased to $410 or 4.40% from $3,128 for the three months ended June 30, 2020. The rent-related party expense was attributable to the Company signing an eight year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Interest Expense: Interest expense increased by $101,151 to $199,619 for the three month period ended June 30, 2021 from $98,468 for the three month period ended June 30, 2020. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $1,848,976, or 100% for the three months ended June 30, 2021 compared to $0 for the three months ended June 30, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss increased by $2,184,978, or 384.14%, to a net loss of $2,753,775 for the three month period ended June 30, 2021 from a net loss of $568,797 for the three month period ended June 30, 2020. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount, professional fees, and officer’s salary due to a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2021 as compared to the six month period ended June 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended June 30,			% Change Increase (Decrease)
	2021	2020	Change
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	675,899	3,141,059	(2,465,160)	-78.48%
Professional Fees	226,523	50,474	176,049	348.79%
Officer’s Salary	331,592	199,415	132,177	66.28%
Rent - Related Party	3,683	6,263	(2,580)	-41.19%
Research and Development	132,494	37,782	94,712	250.68%
Total operating expenses	1,370,191	3,434,993	(2,064,802)	-60.11%
Loss from operations	(1,370,191)	(3,434,993)	2,064,802	-60.11%
Interest expense	(329,878)	(185,143)	(144,735)	78.17%
Amortization of original issue discount	(2,084,468)	-	(2,084,468)	-100.00%
Gain on debt extinguishment (PPP)	90,100	-	90,100	100.00%
Net Loss	$(3,694,437)	$(3,620,136)	74,301	2.05%

Net Revenues: During the six months ended June 30, 2021, we realized $0 of revenues from our business. During the six months ended June 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2021 and 2020 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2021 were $0, as compared to $0 for the six months ended June 30, 2020, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2021, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2020, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2021, we incurred $132,494 of research and development expenses. During the six months ended June 30, 2020, we incurred $37,782 of research and development expenses. This was an increase of $94,712 or 250.68% in 2021 compared with the same period in 2020. This increase was due to an increase in research spending.

Professional Fees: During the six months ended June 30, 2021, we incurred $226,523 of professional expenses, which increased by $176,049 or 348.79% from $50,474 for the six months ended June 30, 2020. This increase was primarily due to an increase in professional fees and an increase in investor relations services.

Officers Salary: During the six months ended June 30, 2021, officers’ salary expenses increased to $331,592 or 66.28% from $199,415 for the six months ended June 30, 2020. This increase was primarily due to a 6% annual increase for the Company’s CEO, a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020, and partial payment of accrued officer salaries.

General and Administrative Expense: General and administrative expenses decreased by $2,465,160 or 78.48% to $675,899 for the six months ended June 30, 2021 from $3,141,059 for the six months ended June 30, 2020. Our general and administrative expenses for the six months ended June 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $548,574, travel of $6,515, and office salary of $120,810 for a total of $675,899. Our general and administrative expenses for the six months ended June 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $3,023,867, travel of $14 and office salary of $117,178, for a total of $3,141,059.

Rent – Related Party: During the six months ended June 30, 2021, rent- related party expense decreased to $3,683 or 41.19% from $6,263 for the six months ended June 30, 2020. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Interest Expense: Interest expense increased by $144,735 to $329,878 for the six month period ended June 30, 2021 from $185,143 for the six month period ended June 30, 2020. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $2,084,468, or 100% for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Gain on Debt Extinguishment: On March 5, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $90,100.

Net Loss: Net loss increased by $74,301, or 2.05%, to a net loss of $3,694,437 for the six month period ended June 30, 2021 from a net loss of $3,620,136 for the six month period ended June 30, 2020. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount and officer’s salary due to a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020 and offset by a decreases in warrant expense and general and administrative expenses.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,694,437 during the six months ended June 30, 2021, and losses are expected to continue in the near term. The accumulated deficit is $38,463,620 at June 30, 2021. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2021, we had $3,667,540 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2021 as compared to December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Cash	$3,667,540	$816,907
Prepaid expenses	$1,698	$2,588
Total current assets	$3,669,238	$819,495
Total assets	$4,085,891	$1,277,285
Total current liabilities	$8,752,062	$7,450,794
Total liabilities	$9,100,996	$7,850,849

At June 30, 2021, we had a working capital deficit of $5,082,824 compared to a working capital deficit of $6,631,299 at December 31, 2020. Current liabilities increased to $8,752,062 at June 30, 2021 from $7,450,794 at December 31, 2020, primarily as a result of accounts payable, note payable and accrued compensation.

For the six months ended June 30, 2021, net cash used in operations of $966,805 was the result of a net loss of $3,694,437 offset by depreciation expense of $13,446, gain on debt extinguishment of PPP loan of $90,100, amortization of debt discount of $2,084,468, warrants issuance of $319,911, imputed interest on related party loans of $41,085, decrease in prepaid expenses of $890 and a decrease in operating lease right of use of $112,673, an increase of accrued expenses and other payables-related party of $224,653, increase in accounts payable of $135,503 and a decrease in operating lease liabilities of $114,897. For the six months ended June 30, 2020, net cash used in operations of $697,909 was the result of a net loss of $3,620,136 offset by offset by depreciation expense of $13,118, options issuance to related parties of $2,655,124, imputed interest on related party loans of $21,972, decrease in prepaid expenses of $23,273 and a decrease in operating lease right of use of $57,993, an increase of accrued expenses and other payables-related party of $277,050, decrease in accounts payable of $72,448 and a decrease in operating lease liabilities of $53,855.

Net cash used in our investing activities were $5,120 and $0 for the six months ended June 30, 2021 and June 30, 2020, respectively.

Our financing activities resulted in a cash inflow of $3,822,558 for the six months ended June 30, 2021, which is represented by proceeds from convertible notes payable, net of $3,670,000, $25,000 loan repayment and proceeds from a warrant exercise for $177,558. Our financing activities resulted in a cash inflow of $627,595 for the six months ended June 30, 2020, which is represented by $30,000 loan repayment, $550,000 proceeds from a shareholder note payable, $17,495 contributed capital from a shareholder and $90,100 proceeds from the SBA Paycheck Protection Loan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

On April 23, 2021, the Company issued 836,574 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $1,644 of accrued interest.

On April 26, 2021, the Company issued 2,063,391 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,178 of accrued interest.

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,630 of accrued interest.

On May 4, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784.

On June 7, 2021, the Company issued 2,431,506 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $25,644 of accrued interest.

On June 23, 2021, the Company issued 2,422,195 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $10,247 of accrued interest.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date:	August 12, 2021	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

