Form 10-Q
period 2021-09-30
Kraig Biocraft Laboratories, Inc
filed 2021-11-05
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 907,758,448 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$2,693,669	$816,907
Prepaid expenses	9,169	2,588
Total Current Assets	2,702,838	819,495

Property and Equipment, net	100,543	89,247
Investment in gold bullions	412,514	-
Operating lease right-of-use asset, net	114,906	365,025
Security deposit	3,518	3,518

Total Assets	$3,334,319	$1,277,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$619,585	$600,003
Note payable - related party	1,657,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,086,258	4,802,985
Operating lease liability, current	33,492	124,909
Loan payable	60,000	60,000
Convertible note payable, net of debt discount of $776,540 and $949,945, respectively	1,523,460	50,505
SBA Paycheck Protection Loan	-	90,100
Total Current Liabilities	9,045,087	7,450,794

Long Term Liabilities
Loan payable, net of current	110,244	145,244
Operating lease liability, net of current	81,414	254,811

Total Liabilities	9,236,745	7,850,849

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 897,551,753 and 854,410,001 shares issued and outstanding, respectively	20,693,728	17,122,236
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	9,814,813	5,833,583
Accumulated Deficit	(41,650,767)	(34,769,183)

Total Stockholders’ Deficit	(5,902,426)	(6,573,564)

Total Liabilities and Stockholders’ Deficit	$3,334,319	$1,277,285

Kraig Biocraft Laboratories, Inc.

Condensed Consolidated Statements of Operations (Unaudited) for the nine and three months ended September 30, 2021 and 2020

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	637,611	366,243	1,313,510	3,507,302
Professional Fees	33,179	39,169	259,702	89,643
Officer’s Salary	162,498	161,861	494,090	361,276
Rent - Related Party	-	3,556	3,683	9,819
Research and Development	39,254	27,626	171,748	65,408
Total Operating Expenses	872,542	598,455	2,242,733	4,033,448

Loss from Operations	(872,542)	(598,455)	(2,242,733)	(4,033,448)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	-	-	90,100	-
Net change in unrealized depreciation on investment in gold bullion	(37,702)	-	(37,702)	-
Interest expense	(188,416)	(94,703)	(518,294)	(279,846)
Amortization of original issue discount	(2,088,487)	-	(4,172,955)	-
Total Other Income/(Expenses)	(2,314,605)	(94,703)	(4,638,851)	(279,846)

Net (Loss) before Provision for Income Taxes	(3,187,147)	(693,158)	(6,881,584)	(4,313,294)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(3,187,147)	$(693,158)	$(6,881,584)	$(4,313,294)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	879,561,355	851,168,167	865,640,011	846,717,942

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the nine and three months ended September 30, 2021

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$505,809	$-	$505,809

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$78,693	$-	$78,693

Common stock issued for services	-	$-	3,000,000	$242,100	$-	$-	$-	$-	$-	$-	$242,100

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of 3,816,522 warrants in exchange for stock	-	$-	3,816,522	$470,091	$-	$-	$-	$-	$(292,533)	$-	$177,558

Convertible debt conversion into common stock ($0.0744 - $0.1540/Sh)	-	$-	36,325,230	$2,859,301	$-	$-	$-	$-	$-	$-	$2,859,301

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$61,968	$-	$61,968

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,670,000	$-	$3,670,000

Net loss for the nine months ended September 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(6,881,584)	$(6,881,584)

Balance, September 30, 2021 (Unaudited)	2	$5,217,800	897,551,753	$20,693,728	-	$-	1,122,311	$22,000	$9,814,813	$(41,650,767)	$(5,902,426)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, June 30, 2021 (Unaudited)	2	$5,217,800	868,038,875	$18,636,669	-	$-	1,122,311	$22,000	$9,572,046	$(38,463,620)	$(5,015,105)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$166,978	$-	$166,978

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$54,906	$-	$54,906

Common stock issued for services	-	$-	3,000,000	$242,100	$-	$-	$-	$-	$-	$-	$242,100

Convertible debt conversion into common stock ($0.0744 - $0.1108/Sh)	-	$-	26,512,878	$1,814,959	$-	$-	$-	$-	$-	$-	$1,814,959

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$20,883	$-	$20,883

Net loss for the three months ended September 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,187,147)	$(3,187,147)

Balance, September 30, 2021 (Unaudited)	2	$5,217,800	897,551,753	$20,693,728	-	$-	1,122,311	$22,000	$9,814,813	$(41,650,767)	$(5,902,426)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the nine and three months ended September 30, 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2019 (Audited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	2,754,031	-	2,754,031

Warrants issued for services	-	-	-	-	-	-	-	-	50,763	-	50,763

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,941,623	365,157	-	-	-	-	(365,157)		-

Contributed capital - related party	-	-	-	-	-	-	-	-	17,495	-	17,495

Imputed interest - related party	-	-	-	-	-	-	-	-	38,981	-	38,981

Net loss for the nine months ended September 30, 2020	-	-	-	-	-	-	-	-	-	(4,313,294)	(4,313,294)

Balance, September 30, 2020 (Unaudited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$4,909,082	$(34,111,200)	$(6,840,082)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock - Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, June 30, 2020 (Unaudited)	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$5,107,560	$(33,418,042)	$(6,313,603)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	141,620	-	141,620

Warrants issued for services	-	-	-	-	-	-	-	-	8,050	-	8,050

Exercise of 10,000,000 warrants in exchange for stock	-	-	9,941,623	365,157	-	-	-	-	(365,157)		-

Imputed interest - related party	-	-	-	-	-	-	-	-	17,009	-	17,009

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	(693,158)	(693,158)

Balance, September 30, 2020 (Unaudited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$4,909,082	$(34,111,200)	$(6,840,082)

Condensed Consolidated Statements of Cash Flows (Unaudited)

for the nine months ended September 30, 2021 and 2020

	For the nine months ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(6,881,584)	$(4,313,294)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	19,304	21,277
Gain on debt extinguishment (PPP)	(90,100)	-
Net change in unrealized depreciation in gold bullions	37,702	-
Stock issued for services	242,100	-
Loss on disposal of fixed assets	49,321	-
Amortization of debt discount	4,172,955	-
Imputed interest - related party	61,968	38,981
Fair value of options issued for services	-	2,804,794
Warrants issued/(cancelled) to consultants	541,795	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(6,581)	18,766
Operating lease right-of-use, net	79,290	87,806
Increase in accrued expenses and other payables - related party	283,273	469,268
(Decrease)Increase in accounts payable	178,883	(40,538)
Operating lease liabilities, current	(93,985)	(81,617)
Net Cash Used In Operating Activities	(1,405,659)	(994,557)

Cash Flows From Investing Activities:
Investment in gold bullions	(450,216)	-
Purchase of Fixed Assets	(79,921)	-
Net Cash Used In Investing Activities	(530,137)	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	850,000
Proceeds from convertible note payable, net of original issue discount	3,670,000	-
Principal payments on debt	(35,000)	(45,000)
Proceeds from warrant exercise	177,558	-
Contributed capital - related party	-	17,495
Proceeds from SBA Paycheck Protection Loan	-	90,100
Net Cash Provided by Financing Activities	3,812,558	912,595

Net Increase in Cash	1,876,762	(81,962)

Cash at Beginning of Period	816,907	125,024

Cash at End of Period	$2,693,669	$43,062

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in connection with cashless warrants exercise	$292,533	$365,157
Beneficial conversion feature in connection with convertible debt	$3,670,000	$-
Shares issued in connection with convertible note payable	$2,859,301	$-
Adoption of lease standard ASC 842	$115,390	$-
Shares issued in connection with settlement of accounts payable	$159,301	-
Cancellation and forgiveness of lease - related party	$44,419	$-
Cancellation and forgiveness of lease	$241,800	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of September 30, 2021 and 2020

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of September 30, 2021 or December 31, 2020.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For September 30, 2021 and December 31, 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2021 and 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2021	December 31, 2020

Stock Warrants (Exercise price - $0.001- $0.25/share)	53,411,461	49,120,917
Stock Options (Exercise price - $0.1150/Share)	26,802,500	27,340,000
Convertible Debt	19,434,477	-
Convertible Preferred Stock	2	2
Total	99,648,440	76,460,919

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

On January 1, 2021, we adopted Accounting Standards Update (ASU) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

There were no impairment losses recorded for the nine months ended September 30, 2021 and 2020.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2021 and 2020.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.
	September 30, 2021	December 31, 2020
Level 1 – Investment in Gold	$412,514	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$412,514	$-

The Board of Directors, who serves as the Custodian, is responsible for the safekeeping of gold bullion owned by the Company.

Fair value of the gold bullion held by the Company is based on that day’s London Bullion Market Association (“LBMA”) Gold Price PM. “LBMA Gold Price PM” is the price per fine troy ounce of gold, stated in U.S. dollars, determined by ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 3:00 p.m. (London time), on each day that the London gold market is open for business and published shortly thereafter.

SCHEDULE OF GOLD BULLION

The following tables summarize activity in gold bullion for the three and nine months ended September 30, 2021:

Three and Nine Months Ended September 30, 2021	Ounces	Cost	Fair Value

Beginning balance	-	$-	$-
Investment in Gold bullion	239	1,884	450,216
Net change in unrealized depreciation	-	-	(37,702)
Ending balance	239	$1,884	$412,514

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized $0 and $0 respectively in revenue.

On January 25, 2021, the Company signed an amendment to a strategic partnership agreement with Kings Group for and exclusive sales agreement for up to $40 million. On April 8, 2021, the Company and Kings Group formed Spydasilk Enterprises Pte. Ltd., a Singapore company, to formalize this partnership.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At September 30, 2021 and December 31, 2020, the Company had approximately $2,344,000 and $500,000, respectively in excess of FDIC insurance limits.

For the nine months ended September 30, 2021 and 2020, the Company booked $0 and $0 for doubtful accounts.

Original Issue Discount

For certain notes issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to amortization of original issue discount in the consolidated statements of operations over the life of the debt.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has a working capital deficiency of $6,342,249 and stockholders’ deficiency of $5,902,426 and used $1,405,659 of cash in operations for the nine months ended September 30, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2021 and December 31, 2020, property and equipment, net, is as follows:

	September 30, 2021	December 31, 2020
Automobile	$41,805	$41,805
Laboratory Equipment	101,656	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	82,742	85,389
Less: Accumulated Depreciation	(132,920)	(141,743)
Total Property and Equipment, net	$100,543	$89,247

Depreciation expense for the nine months ended September 30, 2021 and 2020, was $19,304 and $21,277, respectively.

Depreciation expense for the three months ended September 30, 2021 and 2020, was $5,858 and $8,159, respectively.

During the three and nine months ended September 30, 2021 and 2020, the Company recorded a loss on disposal of fixed assets of $49,321 and $0, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2021 and 2020, was $3,683 and $6,263, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and removed the associated ROU asset and lease liability of $44,419.

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

On May 9, 2019 the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five. On July 1, 2021, the Company ended this lease agreement, and the company recovered the associated ROU asset and lease liability of $241,800.

On July 1, 2021, the Company signed a 5-year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year.

Right to use assets is summarized below:

September 30, 2021
Right to use assets, net	79,862
Right to use assets, net	35,044
Total	$114,906

During the nine months ended September 30, 2021, the Company recorded $87,874 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2021
Operating lease liability, net	79,862
Operating lease liability, net	35,044
Total	114,906
Less: short term portion	(33,492)
Long term position	$81,414

Lease expense for the nine months ended September 30, 2021 was comprised of the following:

Operating lease expense	$34,786
Operating lease expense	$53,673
Operating lease expense – related party	$3,683

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of September 30, 2021 is $1,657,000. During the nine months ended September 30, 2021, the Company recorded $61,968 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $40,138. During the nine months ended September 30, 2020, the Company recorded $38,981 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $24,485.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the nine months ended September 30, 2021, the Company paid $35,000 of the loan balance (See Note 8 (A)):

1. $1,000 per month for the first six months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

On July 8, 2021, the Company entered into an amendment to the March 1, 2019 agreement. As of the date of the amendment, the remaining outstanding balance is $180,244. The loan repayment commenced immediately following the amendment and will extend over a fourteen month period with the following terms:

1.	$5,000 per month for months one through thirteen.
2.	Final payment of the remaining balance in the amount of $115,244 split into two equal payments, of which $57,622 to be paid in month fourteen and $57,622 paid in month twenty.

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

Pursuant to ASC 470, the Company will record a beneficial conversion feature (“BCF”) based upon the relative fair value of the conversion feature within the convertible note and the related warrants. The BCF cannot exceed the face amount of the note, therefore, the discount for this note is $3,670,000, and was recorded on the commitment date. The discount is amortized to amortization of debt discount over the life of the underlying convertible note.

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

On July 6, 2021, the Company issued 2,343,919 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $7,671 of accrued interest (See Note 9).

On July 20, 2021, the Company issued 1,664,823 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest (See Note 9).

On July 29, 2021, the Company issued 3,101,546 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,836 of accrued interest (See Note 9).

On August 16, 2021, the Company issued 2,277,273 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $6,904 of accrued interest (See Note 9).

On August 23, 2021, the Company issued 3,454,203 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,397 of accrued interest (See Note 9).

On August 30, 2021, the Company issued 2,284,808 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,082 of accrued interest (See Note 9).

On September 8, 2021, the Company issued 4,311,269 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $6,521 of accrued interest (See Note 9).

On September 14, 2021, the Company issued 2,936,668 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,630 of accrued interest (See Note 9).

On September 20, 2021, the Company issued 4,138,369 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $4,095 of accrued interest (See Note 9).

The following represents a summary of the Company’s convertible debt at September 30, 2021:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2020	50,505	-
Proceeds – net	4,000,000	-
Debt discount recorded	(4,000,000)	-
Conversion of debt into common shares	(2,700,000)
Amortization of debt discount	4,172,955	-
Balance – September 30, 2021	$1,523,460	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2020	5,479	-
Interest Expense September 30, 2021	201,507	-
Interest conversion into common shares	(167,274)
Balance – September 30, 2021	$39,712	$-

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

On September 3, 2021, the Company issued 3,000,000 shares of its class A common stock for services with a fair value of $242,100 ($0.0807/share) on the date of grant.

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

On July 8, 2021, the Company issued a 4-year option to purchase 500,000 shares of common stock at an exercise price of $0.116 per share to employees for services rendered. The options had a fair value of $46,890, based upon the Black-Scholes option-pricing model on the date of grant and 500,000 options are fully vested on the date granted.

Expected dividends	0%
Expected volatility	130.18%
Expected term	4 years
Risk free interest rate	0.37%
Expected forfeitures	0%

On July 8, 2021, the Company extended the expiration date of the warrant issued on February 9, 2018, to July 8, 2025. During the nine months ended September 30, 2021, the Company recorded an additional $100,941 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	130.18%
Expected term	4 years
Risk free interest rate	0.37%
Expected forfeitures	0%

On April 27, 2021, the Company extended the expiration date of the warrant issued on October 2, 2016 to October 1, 2026. During the nine months ended September 30, 2021 the Company recorded an additional $217,715 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	158.54%
Expected term	3 years
Risk free interest rate	1.37%
Expected forfeitures	0%

On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the nine months ended September 30, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the nine months ended September 30, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the nine months ended September 30, 2021, the Company recorded $65,194 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the nine months ended September 30, 2021, the Company recorded $77,988 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the nine months September 30, 2021, the Company recorded $23,788 as an expense for options issued, net of $20,853 for the 800,000 options cancelled due to termination of employment.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the nine months ended September 30, 2021, the Company recorded $51,816 as an expense for options issued.

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

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Balance, December 31, 2020	49,120,917		1.83
Granted	8,500,000	-	-
Exercised	(2,959,456)	-	-
Cancelled/Forfeited	(1,250,000)	-	-
Balance, September 30, 2021	53,411,461		2.65
Intrinsic Value	$1,741,631

For the nine months ended September 30, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.32	$953,500
$0.056	1,000,000	3.77	$31,500
$0.04	2,300,000	5.01	$109,250
$0.06	4,439,184	0.08	$388,428
$0.06	7,398,639	0.44	$203,463
$0.08	3,699,320	0.43	$27,745
$0.08	3,699,320	1.43	$27,745
$0.2299	8,250,000	3.46	$-
$0.16	3,125,000	4.45	$-
$0.25	8,000,000	4.73	$-
$0.1160	500,000	3.77	$-

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	1.19	$1,371,500
$0.056	2,000,000	0.60	$139,000
$0.04	2,300,000	0.65	$196,650
$0.06	7,398,639	0.18	$484,611
$0.06	7,398,639	1.18	$484,611
$0.08	3,699,320	1.18	$168,319
$0.08	3,699,320	2.18	$168,319
$0.2299	8,500,000	4.27	$-
$0.16	3,125,000	4.95	$-

For the nine months ended September 30, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.37

For the year ended December 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	22.6

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

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,630 of accrued interest. The shares had a fair value of $338,654 (See Note 7).

On June 7, 2021, the Company issued 2,431,506 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $25,644 of accrued interest (See Note 7).

On June 23, 2021, the Company issued 2,422,195 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $10,247 of accrued interest (See Note 7).

On July 6, 2021, the Company issued 2,343,919 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $7,671 of accrued interest (See Note 7).

On July 20, 2021, the Company issued 1,664,823 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest (See Note 7).

On July 29, 2021, the Company issued 3,101,546 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,836 of accrued interest (See Note 7).

On August 16, 2021, the Company issued 2,277,273 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $6,904 of accrued interest (See Note 7).

On August 23, 2021, the Company issued 3,454,203 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,397 of accrued interest (See Note 7).

On August 30, 2021, the Company issued 2,284,808 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,082 of accrued interest (See Note 7).

On September 8, 2021, the Company issued 4,311,269 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $6,521 of accrued interest (See Note 7).

On September 14, 2021, the Company issued 2,936,668 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,630 of accrued interest (See Note 7).

On September 20, 2021, the Company issued 4,138,369 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $4,095 of accrued interest (See Note 7).

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2021 the agreement renewed again with the same terms, but with an annual salary of $398,643 for the year ended December 31, 2021. As of September 30, 2021 and December 31, 2020, the accrued salary balance is $2,918,540 and $2,804,725, respectively (See Note 10).

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

As of September 30, 2021 and December 31, 2020, the Company owes $6,391 and $103,730, respectively, to Mr. Rice for payroll payable.

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

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2021 and December 31, 2020, the accrued salary balance is $2,130 and $888, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totalling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the nine months ended September 30, 2021, the Company paid $35,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of September 30, 2021 and December 31, 2020, the outstanding balance is $65,292. For the nine months ended September 30, 2021, the Company recorded $490 in interest expensed and related accrued interest payable. As of September 30, 2021 the Company recorded interest expense and related accrued interest payable of $9,973.

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

On May 9, 2019, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five. On July 1, 2021, the Company ended this lease agreement and entered into a new agreement effective July 1, 2021.

On July 1, 2021, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the nine months ended September 30, 2021 and 2020, was $3,683 and $6,263, respectively (See Note 10). On April 5, 2021, the Company ended this lease agreement with its President.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of September 30, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of September 30, 2021, the Company recorded interest expense and related accrued interest payable of $9,973.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $398,643 for the year ended December 31, 2021. As of September 30, 2021 and December 31, 2020, the accrued salary balance is $2,918,540 and $2,804,725, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company owes $6,390 and $103,730, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2021 and December 31, 2020, the accrued salary balance is $2,130 and $888, respectively.

June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of September 30, 2021 is $1,657,000. Total loan payable to this principal stockholder as of September 30, 2021 is $1,657,000. During the nine months ended September 30, 2021, the Company recorded $61,968 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $40,138. During the nine months ended September 30, 2020, the Company recorded $38,981 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $24,485.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended September 30, 2021 and 2020 was $3,683 and $6,263, respectively. The Company ended this lease on April 5, 2021.

As of September 30, 2021 and December 31, 2020, there was $338,049 and $331,143, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of September 30, 2021, there was $1,732,191 of accrued interest- related party and $108,900 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2020, there was $1,562,499 of accrued interest- related party and $82,238 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of September 30, 2021, the Company owes $2,924,436 in accrued salary to its principal stockholder, $29,943 to the Company’s COO, $3,018 to Director of Prodigy Textiles and $26,110 to its office employees.

As of December 31, 2020, the Company owes $2,804,725 in accrued salary to its principal stockholder, $103,730 to the Company’s COO, $888 to Director of Prodigy Textiles and $22,900 to its office employees.

The Company owes $65,292 in royalty payable to related party as of September 30, 2021 and December 31, 2020.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 5, 2021 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On October 4, 2021, the Company issued 2,957,622 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,301 of accrued interest.

On October 12, 2021, the Company issued 4,205,118 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,671of accrued interest.

On October 25, 2021, the Company issued 3,043,955 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,205 of accrued interest.

On October 28, 2021, the Company issued a 7-year option to purchase 750,000 shares of common stock at an exercise price of $0.0785 per share to a related party for services rendered.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2020 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2020 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to develop a line of fabrics and apparel under joint venture with Kings, creating a line of fashion wear under the Company Spydasilk Enterprises Pte. Ltd with trade names including SpydasilkTM, SpydraTM, and others.

●	We plan to continue the expansion of our production operations at our facilities in Quang Nam, Vietnam in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory as needed.

●	We plan to accelerate both our microbiology and selective breeding programs as well as provide more resources for our material testing protocols. We spent approximately $237,000 over the last 9 months on research and development of high strength polymers. In the first three quarters of 2021, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2021/2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with both private and university laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in the remainder of 2021 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and possible production of a new transgenic tailored specifically domestic production.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2021 as compared to the three month period ended September 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	September 30,			Increase
	2021	2020	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	637,611	366,243	271,368	74.10%
Professional Fees	33,179	39,169	(5,990)	-15.29%
Officer’s Salary	162,498	161,861	637	0.39%
Rent - Related Party	-	3,556	(3,556)	-100.00%
Research and Development	39,254	27,626	11,628	42.09%
Total operating expenses	872,542	598,455	274,087	45.80%
Loss from operations	(872,542)	(598,455)	(274,087)	45.80%
Net change in unrealized depreciation on investment in gold bullion	(37,702)	-	(37,702)	-100.00%
Interest expense	(188,416)	(94,703)	(93,713)	98.95%
Amortization of original issue discount	(2,088,487)	-	(2,088,487)	-100.00%
Net Loss	$(3,187,147)	$(693,158)	(2,493,989)	359.80%

Net Revenues: During the three months ended September 30, 2021, we realized $0 of revenues from our business. During the three months ended September 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2021 and 2020 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended September 30, 2021 were $0, as compared to $0 for the three months ended September 30, 2020, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2021, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2020, a change of $0 or 0%.

Research and development expenses: During the three months ended September 30, 2021, we incurred $39,254 of research and development expenses. During the three months ended September 30, 2020, we incurred $27,626 of research and development expenses. This was an increase of $11,628 or 42.09% in 2021 compared with the same period in 2020. This increase was due to an increase in research spending.

Professional Fees: During the three months ended September 30, 2021, we incurred $33,179 of professional expenses, which decreased by $5,990 or 15.29% from $39,169 for the three months ended September 30, 2020. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the three months ended September 30, 2021, officers’ salary expenses increased to $162,498 or 0.39% from $161,861 for the three months ended September 30, 2020. This increase was primarily due to a 6% annual increase for the Company’s CEO and a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses increased by $271,368 or 74.10% to $637,611 for the three months ended September 30, 2021 from $366,243 for the three months ended September 30, 2020. Our general and administrative expenses for the three months ended September 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $315,184, travel of $3,847, consulting $242,100 and office salary of $76,480 for a total of $637,611. Our general and administrative expenses for the three months ended September 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $288,450, travel of $2,885 and office salary of $74,908, for a total of $366,243.

Rent – Related Party: During the three months ended September 30, 2021, rent- related party expense decreased to $0 or 100% from $3,556 for the three months ended September 30, 2020. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized depreciation on investment in gold bullion increased by $37,702 to $37,702 for the three-month period ended September 30, 2021 from $0 for the three month period ended September 30, 2020. The increase was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $93,713 to $188,416 for the three-month period ended September 30, 2021 from $94,703 for the three month period ended September 30, 2020. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $2,088,487, or 100% for the three months ended September 30, 2021 compared to $0 for the three months ended September 30, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss increased by $2,493,989, or 359.80%, to a net loss of $3,187,147 for the three-month period ended September 30, 2021 from a net loss of $693,158 for the three month period ended September 30, 2020. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount, shares of common stock issued for consulting services, warrant expense and officer’s salary due to a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020 and offset by a decrease in professional fees.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2021 as compared to the nine month period ended September 30, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended			% Change
	September 30,			Increase
	2021	2020	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	1,313,510	3,507,302	(2,193,792)	-62.55%
Professional Fees	259,702	89,643	170,059	189.71%
Officer’s Salary	494,090	361,276	132,814	36.76%
Rent - Related Party	3,683	9,819	(6,136)	-62.49%
Research and Development	171,748	65,408	106,340	162.58%
Total operating expenses	2,242,733	4,033,448	(1,790,715)	-44.40%
Loss from operations	(2,242,733)	(4,033,448)	1,790,715	-44.40%
Interest expense	(518,294)	(279,846)	(238,448)	85.21%
Amortization of original issue discount	(4,172,955)	-	(4,172,955)	-100.00%
Net change in unrealized depreciation on investment in gold bullion	(37,702)	-	(37,702)	-100.00%
Gain on debt extinguishment (PPP)	90,100	-	90,100	100.00%
Net Loss	$(6,881,584)	$(4,313,294)	(2,568,290)	59.54%

Net Revenues: During the nine months ended September 30, 2021, we realized $0 of revenues from our business. During the nine months ended September 30, 2020, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2021 and 2020 was $0 or 0%.

Cost of Revenues: Costs of revenues for the nine months ended September 30, 2021 were $0, as compared to $0 for the nine months ended September 30, 2020, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2021, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2020, a change of $0 or 0%.

Research and development expenses: During the nine months ended September 30, 2021, we incurred $171,748 of research and development expenses. During the nine months ended September 30, 2020, we incurred $65,408 of research and development expenses. This was an increase of $106,340 or 162.58% in 2021 compared with the same period in 2020. This increase was due to an increase in research spending.

Professional Fees: During the nine months ended September 30, 2021, we incurred $259,702 of professional expenses, which increased by $170,059 or 189.71% from $89,643 for the nine months ended September 30, 2020. This increase was primarily due to an increase in professional fees and an increase in investor relations services.

Officers Salary: During the nine months ended September 30, 2021, officers’ salary expenses increased to $494,090 or 36.76% from $361,276 for the nine months ended September 30, 2020. This increase was primarily due to a 6% annual increase for the Company’s CEO, a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020, and partial payment of accrued officer salaries.

General and Administrative Expense: General and administrative expenses decreased by $2,193,792 or 62.55% to $1,313,510 for the nine months ended September 30, 2021 from $3,507,302 for the nine months ended September 30, 2020. Our general and administrative expenses for the nine months ended September 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $1,105,858, travel of $10,362, and office salary of $197,290 for a total of $1,313,510. Our general and administrative expenses for the nine months ended September 30, 2020 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $3,4485,316, Travel of $2,900 and office salary of $19,086 for a total of $3,507,302.

Rent – Related Party: During the nine months ended September 30, 2021, rent- related party expense decreased to $6,136 or 62.49% from $9,819 for the nine months ended September 30, 2020. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized depreciation on investment in gold bullion increased by $37,702 to $37,702 for the nine month period ended September 30, 2021 from $0 for the nine month period ended September 30, 2020. The increase was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $238,448 to $518,294 for the six month period ended September 30, 2021 from $279,846 for the six month period ended September 30, 2020. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $4,172,955, or 100% for the nine months ended September 30, 2021 compared to $0 for the nine months ended September 30, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Gain on Debt Extinguishment: On March 5, 2021, the Paycheck Protection Program (“PPP”) loan was 100% forgiven by the SBA. As a result, the Company recorded a gain on the forgiveness of the loan in the amount of $90,100.

Net Loss: Net loss increased by $2,568,290, or 59.54%, to a net loss of $6,881,584 for the six month period ended September 30, 2021 from a net loss of $4,313,294 for the six month period ended September 30, 2020. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount, common stock issued for consulting services and officer’s salary due to a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020 and offset by a decrease in warrant expense and general and administrative expenses.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $6,881,584 during the nine months ended September 30, 2021, and losses are expected to continue in the near term. The accumulated deficit is $41,650,767 at September 30, 2021. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2021, we had $2,693,669 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2021 as compared to December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
Cash	$2,693,669	$816,907
Prepaid expenses	$9,169	$2,588
Total current assets	$2,702,838	$819,495
Total assets	$3,334,319	$1,277,285
Total current liabilities	$9,045,087	$7,450,794
Total liabilities	$9,236,745	$7,850,849

At September 30, 2021, we had a working capital deficit of $6,342,249 compared to a working capital deficit of $6,631,299 at December 31, 2020. Current liabilities increased to $9,045,087 at September 30, 2021 from $7,450,794 at December 31, 2020, primarily as a result of accounts payable, note payable and accrued compensation.

For the nine months ended September 30, 2021, net cash used in operations of $1,405,659 was the result of a net loss of $6,881,584 offset by depreciation expense of $19,304, gain on debt extinguishment of PPP loan of $90,100, net change in unrealized depreciation in gold bullions of $37,702, stock issued for services of $242,100, loss on disposal of fixed assets of $49,321, amortization of debt discount of $4,172,955, warrants issuance of $541,795, imputed interest on related party loans of $61,968, increase in prepaid expenses of $6,581 and a decrease in operating lease right of use of $79,290, an increase of accrued expenses and other payables-related party of $283,273, increase in accounts payable of $178,883 and a decrease in operating lease liabilities of $93,985. For the nine months ended September 30, 2020, net cash used in operations of $994,557 was the result of a net loss of $4,313,294 offset by offset by depreciation expense of $21,277, options issuance of $2,804,794, imputed interest on related party loans of $38,981, decrease in prepaid expenses of $18,766 and a decrease in operating lease right of use of $87,806, an increase of accrued expenses and other payables-related party of $469,268, decrease in accounts payable of $40,538 and a decrease in operating lease liabilities of $81,617.

Net cash used in our investing activities were $530,137 and $0 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Our cash outflow of $530,137, is represented by $450,216 investment in gold bullion and purchase of fixed assets of $79,921.

Our financing activities resulted in a cash inflow of $3,812,558 for the nine months ended September 30, 2021, which is represented by proceeds from convertible notes payable, net of $3,670,000, $35,000 loan repayment and proceeds from a warrant exercise for $177,558. Our financing activities resulted in a cash inflow of $912,595 for the nine months ended September 30, 2020, which is represented by $45,000 loan repayment, $850,000 proceeds from a shareholder note payable, $17,495 contributed capital from a shareholder and $90,100 proceeds from the SBA Paycheck Protection Loan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On August 16, 2021, the Company issued 2,277,273 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $6,904 of accrued interest.

On August 23, 2021, the Company issued 3,454,203 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,397 of accrued interest.

On August 30, 2021, the Company issued 2,284,808 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,082 of accrued interest.

On September 3, 2021, the Company issued 3,000,000 shares of its common stock for services rendered, with a fair value of $242,100 ($0.0807/share) on the date of grant.

On September 8, 2021, the Company issued 4,311,269 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $6,521 of accrued interest.

On September 14, 2021, the Company issued 2,936,668 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,630 of accrued interest.

On September 20, 2021, the Company issued 4,138,369 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $4,095 of accrued interest.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.2	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
4.3	Form of Convertible Debenture (8)
4.4	Form of Warrant(8)
4.5	Form of A&R Convertible Debenture(8)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
10.3	Form of Securities Purchase Agreement(8)
10.4	Form of Guaranty Agreement(8)
10.5	Form of Security Agreement(8)
10.6	Form of IP Security Agreement(8)
10.7	Form of Registration Rights Agreement(8)
10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
10.9	Amendment (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 22, 2017.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
8.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.
9.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 5, 2021	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

