Form 10-K
period 2021-12-31
Kraig Biocraft Laboratories, Inc
filed 2022-03-16
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $100,692,510. The aggregate market value was computed by reference to the last sale price ($0.116 price per share) of such common equity as of that date.

As of March 16, 2022, the registrant had 950,905,044 shares of common stock issued and outstanding.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we have been a leader in the research and development of commercially scalable and cost effective spider silk for technical textile and non-fibrous applications. Our primary proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

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

Through our technologies, the introduction of the gene sequence based on those found in native spider silk, results in a germline transformation and is therefore self-perpetuating. This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production. Moreover, our technologies are “green” inasmuch as our fibers and textiles are derived from nature and do not use any petrochemicals as an input into the fibers.

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2021 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2021 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

In August 2019, we received authorization from governmental authorities to begin rearing genetically enhanced silkworms at our production facility in Vietnam. In October 2019, the Company delivered the first batch of these silkworms and began operations. These silkworms served as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and governmental restrictions imposed due to the global COVID pandemic further delayed our operations in 2020. In January of 2021 we received the first shipment of silk from our factory in Vietnam. We believe that we will be able to target metric tons of capacity of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

In January 2022, we completed production of the first Dragon Silk yarn produced entirely in Vietnam. The finished recombinant spider silk yarn was spun from raw spider silk produced at Prodigy Textiles. We believe this production fully integrated Prodigy Textiles into Vietnam’s substantial silk textile industry. Vietnam produced nearly 1,000 metric tons of mundane silk in 20201. While Prodigy Textiles remains focused on ramping up the output of recombinant spider silk cocoons, these supporting vendors will play an essential role in processing that silk into finished goods for a wide range of consumer markets. We plan to ship this Dragon Silk yarn to SpydaSilk Enterprises in Singapore, a joint venture partially owned by the Company for weaving into fabrics and finished garments. Over the coming months, Prodigy Textiles will continue to leverage this expanded silk production success to address the material needs of SpydaSilk and make additional materials available for purchase to fill the numerous and backlogged material requests it has received.

Strategic Partnership

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

Pursuant to the Agreement, the parties have formed a joint venture to develop and sell the Company’s spider silk fibers under the new innovative apparel and fashion brand, trade named SpydaSilk™ and potential other trademarks to be announced. All intellectual property related to SpydaSilk™ will be jointly owned by the Company and Kings. Under the terms of the Agreement, the Company granted the joint venture and the SpydaSilk Enteprises Pte. Ltd. brand an exclusive geographic license to all the Company’s technologies for the Association of Southeast Asian Nations, in exchange for a 4-year firm commitment to purchase up to $32 million of the Company’s raw recombinant spider silk over the 4-year period, with an initial payment of $250,000 to the Company. Kings is projected to purchase an additional $8 million of material in the fourth year, but there is no guarantee that such additional purchase will be made. Upon commencement, in consideration for its ownership position in the joint venture, the Company shall issue 1,000,000 shares of its common stock to Kings.

The Agreement has a 60-month term, which can be terminated at any time by mutual agreement following a consultation period of 120 days, or such other period as agreed by the parties. If applicable, the parties will honor their share of committed expenditures of the joint venture and King will repay the Company any unused brand funds.

Yorkville Transaction

On January 18, 2022, we entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt company (“Yorkville”), pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of the date hereof, $250,000 remains under the debentures previously issued to Yorkville pursuant thereto. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below. The Company is also required to reserve no less than 300% of the maximum number of shares of Common Stock issuable upon conversion of all the outstanding Convertible Debentures. Pursuant to the Securities Purchase Agreement, the Company is prohibited from incurring specified indebtedness, liens, except with the prior written consent from the holders of at least 75% of the then outstanding principal amount of Convertible Debentures.

1 https://inserco.org/en/statistics

Each Convertible Debenture shall mature thirteen (13) months after the date of issuance, unless extended by the Yorkville, and accrues interest at the rate of 10% per annum. Principal, interest and any other payments due under the Convertible Debentures shall be paid in cash. The debenture holder may convert all or part of the Convertible Debentures into shares of common stock at any time after issuance at a conversion rate equal to 85% of the lowest daily volume weighted average price of the Common Stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination. The debenture holder may not convert the Convertible Debenture if such conversion would result in such holder holding in excess of in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest, unless waived by the holder with at least 65 days prior notice to the Company (the “Ownership Cap”). The Company also has the option to redeem, in part or in whole, the outstanding principal and interest under a Convertible Debenture prior to the maturity date. The Company shall pay an amount equal to the principal and interest amount being redeemed plus a redemption premium equal to 15% of the outstanding principal amount. Standard events of default are included in the Convertible Debenture, pursuant to which the holder may declare it immediately due and payable. During an event of default, the interest rate shall increase to 15% per annum until the event of default is cured; the holder also has the right to convert the Convertible Debenture into shares of common stock during an event of default.

The Convertible Debentures are secured by all assets of the Company and its subsidiaries subject to (i) that certain amended and restated security agreement by and between Yorkville, the Company and the Company’s subsidiaries (all such security agreements shall be referred to as the “Security Agreement”) pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in all personal property of the Prodigy Textiles, the Company’s subsidiary organized under the laws of Vietnam (“Prodigy”), (ii) the amended and restated intellectual property security agreement by and between Yorkville, the Company and the Company’s subsidiaries referenced therein dated January 18, 2022 (all such security agreements shall be referred to as the “IP Security Agreement”), pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in the intellectual property collateral (as this term is defined in the IP Security Agreement), and (iii) the amended and restated global guaranty by and between Prodigy, in favor of Yorkville, with respect to all of the Company’s obligations to Yorkville dated as of January 18, 2022 (the “Guaranty” and collectively with the Security Agreement and the IP Security Agreement shall be referred to as the “Security Documents”). Pursuant to the Guaranty, Prodigy guarantees the payment and performance of all of the Company’s obligations under the Convertible Debentures, Warrants and related transaction documents.

In connection with the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with Yorkville, pursuant to which the Company agreed to register all of the shares of Common Stock underlying the Convertible Debentures and warrants and with respect to subsequent registration statements, if any, such number of shares of Common Stock as requested by Yorkville not to exceed 300% of the maximum number of shares of Common Stock issuable upon conversion of all Convertible Debentures then outstanding (assuming for purposes hereof that (x) such Convertible Debentures are convertible at the then current conversion price and (y) any such conversion shall not take into account any limitations on the conversion of the Convertible Debentures set forth therein, in each case subject to any cutbacks set forth in the Registration Rights Agreement.

Upon signing the letter of intent for the Yorkville Transaction, the Company paid $10,000 to an affiliate of Yorkville, for due diligence and structuring.

The Securities Purchase Agreement also contains customary representation and warranties of the Company and the Investor, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The foregoing description of the Securities Purchase Agreement, Convertible Debentures, Warrant, Security Agreement, IP Security Agreement, Registration Rights Agreement and Guaranty Agreement is qualified by reference to the full text of the forms of Securities Purchase Agreement, Convertible Debenture and Warrant, which are filed as Exhibits hereto and incorporated herein by reference.

Maxim Group LLC received a cash placement agent fee of $230,000.

Covid-19

On March 19, 2020, we furloughed non-essential staff in response to governmental regulations relating to COVID. This decision primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The Company supported its furloughed staff and paid their salaries during all mandatory closures. During the duration of the furlough, the Company’s CEO voluntarily waved the payment or accrual of his salary. The Company leveraged this forced closure time to improve its production infrastructure based on the lessons learned from its operations. After the mandated closure, the Company has enhanced its production operations with process automation, moved its production headquarters to a facility designed for silk production, created a more self-reliant supply chain, and established a microbiology laboratory in its factory for enhanced quality control. The global COVID pandemic and government regulations associated with the pandemic continue to evolve. We will continue to monitor the situation closely, including its potential effect on our plans and timelines.

Reverse Stock Split & Series A Voting Power

In 2019, in order to facilitate a proposed uplisting to a national exchange, our stockholders approved a possible reverse stock split of the Company’s issued and outstanding Common Stock. However, the Board elected not to proceed with a reverse stock split. A significant factor in that decision was our ability to access financing as described above without having to expend time and money on the uplisting process.

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

Other Products

We are continuing to develop new recombinant silks and other protein-based fibers and materials using our genetic engineering capabilities. Our silkworm based knock-in knock-out production and development platform has significant advantages over our legacy technology which created Dragon Silk and Monster Silk. Chief among these is the potential to produce spider silks with greatly increased purity and performance. Due to the biocompatible and biodegradable properties of silk, we believe that the materials developed using this higher purity process will create opportunities for products in the medical industry, including sutures, grafts, and implants.

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

Our transgenic silkworms are created by inserting the genes expressing spider silk with either natural or engineered amino acid sequences into the embryos of the silkworm. The spider silk sequence is introduced to the embryo of the silkworm and incorporated into the silkworm genome using state of the art molecular biology approaches. The spider sequence is created on a circular loop of DNA called a plasmid. We developed a method to alter the plasmid DNA to more readily allow the mixing and matching of various targeted traits including spider DNA genes, disease resistance, commercially marketable proteins and other physical properties. In this way, we can combine different genetic cassettes to create fibers and proteins with the desired chemical, physical, and mechanical properties more rapidly than through conventional methods.

In addition to this ability to easily mix and match DNA construction, we have also adapted new approaches to accelerate the rate we generate new transgenic silkworms. Our initial approaches limited us to process silkworm eggs at a rate of roughly 50-200 a day, however, we have developed approaches which allows us to process thousands of eggs a day. Utilizing both visual and non-visual genetic markers, we have successfully developed methods to speed up the screening of potentially transgenic silkworms, which allows for rapid screening of transgenic eggs. The eggs expressing the new spider silk constructs or other targeted properties are propagated while the eggs without the visual marker are discarded, greatly increasing the efficiency of our screen for transgenic eggs. This new approach has been highly effective in increasing the rate of development for new transgenics. We have employed this new procedure and have filed patent applications to protect its use.

We utilize the latest advancements in molecular biology and genetic engineering to deliver targeted gene incorporations. The new constructs are designed to integrate in the silkworm genome directly where the native silkworm silk is created. First made public in 2020, this capability is designed for the full knock out and knock in replacement of the native silkworm heavy chain silk protein. We believe that this increased expression and incorporation of the spider protein into the silkworm cocoon will lead to increased performance and open the door for additional opportunities beyond fibers and textiles.

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, thinner, more flexible, and tougher than steel. However, the Company does not currently have any life-saving ballistic products and could be some time before we are able to produce such a product from the material. Other applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets. Our interactions with manufacturers of high performance textiles, convince us that there is an eager commercial market for our innovative, sustainable, and differentiated technology and products.

Manufacturing

Our spider silk technology is designed for easy plug and play incorporation into the existing silk production model. We manufacture and plan to continue to manufacture our proprietary spider silk fibers using traditional silkworm production practices (sericulture).

In August 2019, we received authorization from Governmental authorities to begin rearing genetically enhanced silkworms at our production facility in Quang Nam, Vietnam. In October 2019, we delivered the first batch of these silkworms and began operations. These silkworms served as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of our transgenic silkworms at the Quang Nam factory. Seasonal challenges in late December 2019 slowed production operations and Governmental restrictions imposed due to the global COVID pandemic further delayed our operations in 2020. In January of 2021, we received the first shipment of silk from our factory in Vietnam. We believe that we will be able to target metric tons of capacity of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

We contract with local farmers and farming cooperatives to provide fresh mulberry for our operations. Prodigy Textiles has also established its own mulberry rearing operations as part of our supply chain resilience program. Prodigy Textiles has hired local workers with experience in sericulture production to care for and raise our silkworms through the five instars, or stages, of the silkworm life cycle, including the final instar when the mature caterpillars produce a cocoon comprised of pure silk. These cocoons are then reeled to our specifications to form the final recombinant spider silk threads such as Dragon SilkTM and Monster Silk®.

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

We believe that we will be able to target metric tons of capacity of recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address our anticipated initial demand for applications in the protective, performance, and luxury textile markets.

Our long-term goal for Prodigy Textiles is to create a research center for development of our specialized silk, to contract with local farming cooperatives to grow upwards of 2,500 hectares of mulberry (which would allow for production of up to 250 metric tons of our high strength silk per year), and to serve as our principal manufacturing center. As of December 31, 2021 we are well on track to achieve this goal.

On March 19, 2020, we furloughed non-essential staff in response to governmental regulations relating to COVID. This decision primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The Company supported its furloughed staff and paid their salaries during all mandatory closures. During the duration of the furlough, the Company’s CEO voluntarily waved the payment or accrual of his salary. The Company leveraged this forced closure time to improve its production infrastructure based on the lessons learned from its operations. After the mandated closure, the Company has enhanced its production operations with process automation, moved its production headquarters to a facility designed for silk production, created a more self-reliant supply chain, and established a microbiology laboratory in its factory for enhanced quality control.

The global COVID pandemic and government regulations associated with the pandemic continue to evolve. We will continue to monitor the situation closely, including its potential effect on our plans and timelines. See, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19 Outbreak.”

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

1https://www.grandviewresearch.com/industry-analysis/technical-textiles-market#:~:text=Report%20Overview,4.5%25%20from%202020%20to%202027.

We believe that the superior mechanical characteristics of the next generation of protein-based polymers (in other words, genetically engineered silk fibers), will open up new applications for the technology. The materials which we are working to produce are many times tougher and stronger than steel.

We are actively pursuing relationships within target end markets to secure product collaborations with key market channel leaders. Due to the unique nature of our product, we received numerous unsolicited requests from leading businesses across a range of attractive end markets requesting materials for applications development. This substantial demand for spider silk materials across the broad spectrum of applications for high performance fibers and textiles, combined with the limited initial production capacity, has provided the opportunity to be selective in choosing market channel partners best able to quickly bring our product to market at scale. We are working under non-disclosure agreements to secure these collaborative development agreements and to establish limited channel exclusivity for firms we believe mirror our culture of innovation. In January 2021 the Company entered into a partnership and exclusive purchase agreement worth up to $40 million with M the Movement by Kings Group. This partnership will establish a jointly owned apparel and fashion brand headquarter in Singapore focuses on sales to the ASEAN region. With recent advancements in our manufacturing capacity, we expect to generate revenues from these relationships in 2022.

Research and Development

In 2007, we entered into the first series of the Notre Dame Agreements to develop new transgenic silkworms. In 2010, we achieved our longstanding goal of producing new silk fibers composed of recombinant proteins. In 2016, we received a contract from the U.S. Army to deliver the first samples of its recombinant spider silk materials. In 2017, this contract was expanded to include research into the development of stronger silk materials. As a result of that contract, the Company brought its research operations in-house, opening its own research laboratories and expanding its scientific staff. This transition to in-house operations has led to a series of new technical breakthroughs and is believed to have accelerated the pace of new development. We intend to turn its technology to the development and production of high performance polymers.

During the fiscal years ended December 31, 2021 and 2020, we have spent approximately 9,505 hours and 11,754 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

As of the date of this Report, our research and development efforts remain focused on growing our internal capabilities, but we may consider renewing funding of the collaborative research and development of high strength polymers with Notre Dame or other joint development opportunities; we have not had any formal discussions regarding any such collaborations.

We have initiated production of our recombinant materials including Monster Silk® and Dragon SilkTM. Additionally, we plan to accelerate both our microbiology and selective breeding programs, as well as providing more resources for their material and genetic testing protocols in 2022.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented gene splicing technologies for use in silkworm.

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

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented gene splicing and spider silk protein technologies.

As part of the joint development program with the University of Notre Dame and the Notre Dame Agreements, Kraig Labs negotiated an option for exclusive global commercial rights to technologies jointly developed with Notre Dame. Kraig Labs has exercised that option. As of the date of this filing, four patents relating to the jointly developed technologies have been issued, number 10-1926286 in South Korea, number 2011314072 in Australia, number 26612 in Vietnam, and number 2,812,791 in Canada. These jurisdictions are a mix of silk producing and consuming countries. We believe protecting our technologies in these countries will be beneficial to our future operations.

In addition to the patents related to licensed technologies from Notre Dame listed above, Kraig Labs has filed a number of patent applications and provisional applications based on technologies developed solely within the Company’s own laboratories. Kraig has filed two such patent applications and four provisional patent applications based on technologies developed and discoveries from our own independent research operations.

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status*
Chimeric Spider Silk and Methods of Use Thereof	United States of America	16/221267	14-Dec-2018			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/246318	11-Jan-2019			Published
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	16/275159	13-Feb-2019			Published
A chimeric spider silk polypeptide, composite fiber comprising the polypeptide and method of making a chimeric spider silk fiber	Vietnam	1-2013-01306	25-Apr-2013	26612	3-Nov-2020	Granted
Chimeric Spider Silk and Uses thereof	Australia	2011314072	26-Apr-2013	2011314072	13-Jul-2017	Granted
Chimeric Spider Silk and Uses thereof	Australia	2019201497	05-Mar-2019			Pending
Chimeric Spider Silk and Uses thereof	Brazil	BR112013007247-4	27-Mar-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011	2,812,791	14-July-2020	Granted
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201710335250.4	12-May-2017			Published
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	2018110261070.8	04-Sep-2018			Pending
Chimeric Spider Silk and Uses thereof	European Patent Convention	11833071.1	26-Apr-2013	EP2621957B	2-June-2021	Granted
Chimeric Spider Silk and Uses thereof	India	3574/DELNP/2013	22-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Japan	2013-530432	26-Mar-2013			Pending
Chimeric Spider Silk and Uses Thereof	Japan	2019-142869	02-Aug-2019			Pending
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2018-7034773	30-Nov-2018			Under Exam
Method of producing auto-assembling high molecular weight proteins	United States of America	63/053469	17-July-2020			Pending
Transgenic Silkworm Capable of Sustaining Non-Mulberry Diet	United States of America	63/053478	17-July-202			Pending
Non-invasive genetic screening method for Bombyx Mori and other molting caterpillars	United States of America	63/053481	17-July-2020			Pending
Method of producing non-native proteins in Bombyx Mori	United States of America	63/053491	23-May-1917-July-2020			Pending
Method for the genetic removal and replacement Modification of heavy chain fibroin of Bombyx Mori	United States of America	62/995,717	19-Feb-2010-Feb-2021			Pending
Modification of heavy chain fibrion in Bombys Mori	European Patent Convention	PCT/US2021/017544	11-Feb-2021			Pending

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

In 2011, we exercised our option to obtain the global commercialization rights to the technology developed under the Notre Dame Agreements, which resulted in a separate license agreement with Notre Dame (the “2011 Notre Dame Agreement”). Pursuant to the 2011 Notre Dame Agreement, Notre Dame filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks and we received exclusive and non-exclusive rights to certain spider silk and gene splicing technologies including commercial rights with the right to sublicense such intellectual property. The 2011 Notre Dame Agreement obligates us to reimburse Notre Dame for costs associated with the filing, prosecuting and maintaining of such patents and patent applications. In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of our Common Stock and we have agreed to pay Notre Dame royalties equal to 2% of our gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology. We have also agreed to pay to Notre Dame $50,000 a year, which will be reduced from the total amount of royalties paid in the same year. The $50,000 payment to Notre Dame is not owed for any year in which the Company is sponsoring research within Notre Dame.

Cooperative Agreement in Vietnam

On December 30, 2015, we entered into a cooperative agreement with a provincial government office in Vietnam for the research and pilot production of hybrid silkworms. In April 2018, we received our investment registration certificate for our facility in Vietnam. Later that month the Company was issued its ERC so that it could begin operations in Vietnam. We have established a subsidiary in Vietnam which is currently producing our recombinant spider silk in small quantities. Management believes the ERC puts the Company on a path to scale at a much greater level by harnessing existing silk production infrastructure with the capacity to match the existing demand for their spider silk materials.

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

Environment

Kraig Labs is fully committed to its vision of bringing spider silk technologies to commercial markets while maintaining the highest levels of environmental responsibility. We believe our technology, built on a renewable resource, has a positive environmental impact and offers significant benefits over competing synthetic textiles. Our production system is derived from nature and does not use any petrochemicals as an input into our fibers.

We seek to comply with and exceed all applicable statutory and administrative requirements concerning environmental quality. Expenditures for compliance with federal state and local environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

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

Based on our research and internal assessments, the following chart illustrates why we believe we have a competitive advantage over our three main, known competitors:

Kraig Biocraft Laboratories	AMSilk	Bolt Threads	Spiber
Published Material Performance Data	✓	✗	✗	✗
Peer Reviewed Publications	✓	✗	✗	✗
Published Pricing Data	✓	✓	✗	✗
Published Audited Financials	✓	✗	✗	✗
Cost Effective Production Method	✓	✗	✗	✗

Employees

The Company currently employs between 9-11 people at its U.S. facilities, 8 full-time and up to 3 part-time, including Kim Thompson, our officer and sole director and Jonathan R. Rice, our Chief Operating Officer. The Company employs between 8-30 full time personnel at its Vietnamese subsidiary depending on the production cycle. We plan to hire more persons on as-needed basis.

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

On January 23, 2017, we signed an 8-year property lease with the Kim Thompson, our Chief Executive Officer, Chief Financial Officer, President, sole director, and controlling shareholder, for land in Texas where the Company grows its mulberry, at a monthly rent of $960. We ended this lease agreement on April 5, 2021.

On May 9, 2019, we signed a 5-year property lease for 4,560.57 square meters of space in the Socialist Republic of Vietnam at a current rent of approximately $91,791 in each of year one and two and with a 5% increase per year for years three through five. On August 1, 2021, the Company terminated this lease and moved operations to a better facility at a lower lease rate. We entered into that new lease on July 21, 2021 as described below.

On September 5, 2019, we signed a new two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. Pursuant to the lease, it was an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, we signed a two year amendment to this lease, pursuant to which, commencing on July 1, 2021 and ending on September 30, 2022, we pay an annualized rent of $42,000 and from October 1, 2022 through September 30, 2023, we will pay an annual rent of $44,800.

On July 1, 2021, the Company signed a 5-year property lease in the Socialist Republic of Vietnam which consists of 36,000 square meter property and building, which it leases at a rate of approximately $9,570 per year for each of the five years.

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

You should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The high and low bid quotations for our shares of our common stock for each full quarterly period within the two most recent fiscal years are (prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions):

	High	Low
Fiscal 2020
Quarter ended March 31, 2020	$0.1055	$0.256
Quarter ended June 30, 2020	$0.146	$0.2999
Quarter ended September 30, 2020	$0.118	$0.2031
Quarter ended December 31, 2020	$0.1181	$0.146
Fiscal 2021
Quarter ended March 31, 2021	$0.198	$0.1237
Quarter ended June 30, 2021	$0.17	$0.11
Quarter ended September 30, 2021	$0.1225	$0.075
Quarter ended December 31, 2021	$0.102	$0.06

As of March 14, 2022, the last reported sale price of our Common Stock on the OTCQB was $0.0715 per share.

Holders

As of March 16, 2022 in accordance with our transfer agent records, we had 34 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2021, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	26,770,000	0	102,584,951
Total	26,770,000	0	102,584,951

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 29,940,000 options have been issued pursuant to the Plan (although some have been cancelled) and 102,584,951 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

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

On December 11, 2020, the Company issued a $1,000,000, thirteen-month (13), unsecured, convertible note, which was due and paid on January 11, 2022. The convertible note had an interest at 10%, with a 5% original issue discount ($50,000), resulting in net proceeds of $950,000. The note contained a discount to market feature, whereby, the lender was able to purchase stock at 90% of the lowest trading price for a period of ten (10) days preceding the conversion date. As a result, we issued approximately 15,000,000 shares.  Additionally, the Company issued 3,125,000 five-year (5) warrants to the note holder. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model.

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

On November 10, 2021, the Company issued 3,528,221 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,342 of accrued interest.

On November 22, 2021, the Company issued 3,561,885 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,603 of accrued interest.

On December 6, 2021, the Company issued 5,175,822 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,027 of accrued interest.

On December 20, 2021, the Company issued 5,874,062 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $35,479 of accrued interest.

On January 18, 2022, we entered into another securities purchase agreement with Yorkville, pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of the date hereof, $250,000 remains under the debentures previously issued to Yorkville pursuant thereto. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below. The Company is also required to reserve no less than 300% of the maximum number of shares of Common Stock issuable upon conversion of all the outstanding Convertible Debentures. Pursuant to the Securities Purchase Agreement, the Company is prohibited from incurring specified indebtedness, liens, except with the prior written consent from the holders of at least 75% of the then outstanding principal amount of Convertible Debentures.

Each Convertible Debenture shall mature thirteen (13) months after the date of issuance, unless extended by the Yorkville, and accrues interest at the rate of 10% per annum. Principal, interest and any other payments due under the Convertible Debentures shall be paid in cash. The debenture holder may convert all or part of the Convertible Debentures into shares of common stock at any time after issuance at a conversion rate equal to 85% of the lowest daily volume weighted average price of the Common Stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination. The debenture holder may not convert the Convertible Debenture if such conversion would result in such holder holding in excess of in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest, unless waived by the holder with at least 65 days prior notice to the Company (the “Ownership Cap”). The Company also has the option to redeem, in part or in whole, the outstanding principal and interest under a Convertible Debenture prior to the maturity date. The Company shall pay an amount equal to the principal and interest amount being redeemed plus a redemption premium equal to 15% of the outstanding principal amount. Standard events of default are included in the Convertible Debenture, pursuant to which the holder may declare it immediately due and payable. During an event of default, the interest rate shall increase to 15% per annum until the event of default is cured; the holder also has the right to convert the Convertible Debenture into shares of common stock during an event of default.

The Convertible Debentures are secured by all assets of the Company and its subsidiaries subject to (i) that certain amended and restated security agreement by and between Yorkville, the Company and the Company’s subsidiaries (all such security agreements shall be referred to as the “Security Agreement”) pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in all personal property of the Prodigy Textiles, the Company’s subsidiary organized under the laws of Vietnam (“Prodigy”), (ii) the amended and restated intellectual property security agreement by and between Yorkville, the Company and the Company’s subsidiaries referenced therein dated January 18, 2022 (all such security agreements shall be referred to as the “IP Security Agreement”), pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in the intellectual property collateral (as this term is defined in the IP Security Agreement), and (iii) the amended and restated global guaranty by and between Prodigy, in favor of Yorkville, with respect to all of the Company’s obligations to Yorkville dated as of January 18, 2022 (the “Guaranty” and collectively with the Security Agreement and the IP Security Agreement shall be referred to as the “Security Documents”). Pursuant to the Guaranty, Prodigy guarantees the payment and performance of all of the Company’s obligations under the Convertible Debentures, Warrants and related transaction documents.

In connection with the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with Yorkville, pursuant to which the Company agreed to register all of the shares of Common Stock underlying the Convertible Debentures and warrants and with respect to subsequent registration statements, if any, such number of shares of Common Stock as requested by Yorkville not to exceed 300% of the maximum number of shares of Common Stock issuable upon conversion of all Convertible Debentures then outstanding (assuming for purposes hereof that (x) such Convertible Debentures are convertible at the then current conversion price and (y) any such conversion shall not take into account any limitations on the conversion of the Convertible Debentures set forth therein, in each case subject to any cutbacks set forth in the Registration Rights Agreement.

Upon signing the letter of intent for the Yorkville Transaction, the Company paid $10,000 to an affiliate of Yorkville, for due diligence and structuring.

On January 21, 2022, the Company issued 3,935,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $2,260 of accrued interest.

On January 31, 2022, the Company issued 4,569,059 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $42,877 of accrued interest.

On February 16, 2022, the Company issued 3,924,443 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,164 of accrued interest.

Repurchases of Equity Securities

None.

ITEM 6. RESERVED

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

The following section reflects management’s views on the financial condition as of December 31, 2021 and 2020, and the results of operations and cash flows for the fiscal years ended December 31, 2021 and 2020. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this report.

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006. Kraig Labs was organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we have been a leader in the research and development of commercially scalable and cost effective spider silk for technical textile and non-fibrous applications. Our primary proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the specialty fiber and technical textile industries.

In 2020, we developed a new technology platform, based on a non-CRISPR Cas9 gene editing knock-in knock-out technology. This is our first knock-in knock-out technology which we are now using for the development of advanced materials. This system is built on our eco-friendly and cost-effective silkworm production system, which we believe is more advanced than current competing methods. Knock-in knock-out technology allows for the targeting of specific locations and genetic traits for modification, addition, and removal. This capability should allow us to accelerate new product developments and bring products to market more quickly. This capability also allows for genetic trait modifications that were previously impractical, creating opportunities for products outside of silk fibers and increased flexibility in production location.

Based on our internal analysis, management believes that this new platform technology will allow us to outpace and surpass Dragon Silk, a fiber that we developed with our previous tools. Samples of Dragon Silk have already demonstrated to be tougher than many fibers used in bullet proof vests. We expect that this new approach will yield materials beyond those capabilities based upon its potential for significantly improved purity.

In August 2019, we received authorization from governmental authorities to begin rearing genetically enhanced silkworms at our production facility in Vietnam. In October 2019, the Company delivered the first batch of these silkworms and began operations. These silkworms served as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations and governmental restrictions imposed due to the global COVID pandemic further delayed our operations in 2020. In January of 2021 we received the first shipment of silk from our factory in Vietnam. We believe that we will be able to target metric tons of capacity of our recombinant spider silk fiber per annum from this factory once it reaches maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

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

Experiencing our strongest cash position to date, we plan to expand production, expand product offering and accelerate R&D on near term products.

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2021 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2021 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydasilkTM, SpydraTM and others.

●	We plan to continue the expansion of our production operations at our facilities in Quang Nam, Vietnam in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory, as needed.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $383,900 over the last 12 months on research and development of high strength polymers. In 2021, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2022 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and possible production of a new transgenic tailored specifically domestic production.

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

2 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5131771/

https://www.yourgenome.org/facts/what-is-genome-editing

https://ghr.nlm.nih.gov/primer/genomicresearch/genomeediting

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if the outbreak continues the duration of the supply chain disruption could reduce the availability, or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every known precaution possible to ensure the safety of our employees.

On March 19, 2020, we furloughed non-essential staff in response to governmental regulations relating to COVID. This decision primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations at the factory in Vietnam. The Company supported its furloughed staff and paid their salaries during all mandatory closures. During the duration of the furlough, the Company’s CEO voluntarily waved the payment or accrual of his salary. The Company leveraged this forced closure time to improve its production infrastructure based on the lessons learned from its operations. After the mandated closure, the Company has enhanced its production operations with process automation, moved its production headquarters to a facility designed for silk production, created a more self-reliant supply chain, and established a microbiology laboratory in its factory for enhanced quality control. On October 24, 2020, silk production operations at the factory resumed.

The global COVID pandemic and government regulations associated with the pandemic continue to evolve. We will continue to monitor the situation closely, including its potential effect on our plans and timelines. The actions of governments in response to COVID, both domestic and foreign, have impacted our ability to transport goods, people, essential equipment, and other items essential to our production. In turn, these restrictions are impacting our ability to produce intermediate and end products and are delaying our timelines for commercialization and revenue.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Note Financing

December 2020

On December 11, 2020, the Company issued a $1,000,000, thirteen-month (13), unsecured, convertible note, which was due and paid on January 11, 2022. The convertible note had an interest at 10%, with a 5% original issue discount ($50,000), resulting in net proceeds of $950,000. The note contained a discount to market feature, whereby, the lender was able to purchase stock at 90% of the lowest trading price for a period of ten (10) days preceding the conversion date. As a result, we issued approximately 15,000,000 shares upon conversion of the note. Additionally, the Company issued 3,125,000 five-year (5) warrants to the note holder. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model.

March 2021

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

As of February 16, 2022, all of the Convertible Debentures issued pursuant to the Security Purchase Agreement signed with Yorkville on March 25, 2021 have been converted and there is no remaining balance.

January 2022

On January 18, 2022, we entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt company (“Yorkville”), pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of the date hereof, $250,000 remains under the debentures previously issued to Yorkville pursuant thereto. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below. The Company is also required to reserve no less than 300% of the maximum number of shares of Common Stock issuable upon conversion of all the outstanding Convertible Debentures. Pursuant to the Securities Purchase Agreement, the Company is prohibited from incurring specified indebtedness, liens, except with the prior written consent from the holders of at least 75% of the then outstanding principal amount of Convertible Debentures.

Each Convertible Debenture shall mature thirteen (13) months after the date of issuance, unless extended by the Yorkville, and accrues interest at the rate of 10% per annum. Principal, interest and any other payments due under the Convertible Debentures shall be paid in cash. The debenture holder may convert all or part of the Convertible Debentures into shares of common stock at any time after issuance at a conversion rate equal to 85% of the lowest daily volume weighted average price of the Common Stock during the 10 consecutive trading days immediately preceding the conversion date or other date of determination. The debenture holder may not convert the Convertible Debenture if such conversion would result in such holder holding in excess of in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion or receipt of shares as payment of interest, unless waived by the holder with at least 65 days prior notice to the Company (the “Ownership Cap”). The Company also has the option to redeem, in part or in whole, the outstanding principal and interest under a Convertible Debenture prior to the maturity date. The Company shall pay an amount equal to the principal and interest amount being redeemed plus a redemption premium equal to 15% of the outstanding principal amount. Standard events of default are included in the Convertible Debenture, pursuant to which the holder may declare it immediately due and payable. During an event of default, the interest rate shall increase to 15% per annum until the event of default is cured; the holder also has the right to convert the Convertible Debenture into shares of common stock during an event of default.

The Convertible Debentures are secured by all assets of the Company and its subsidiaries subject to (i) that certain amended and restated security agreement by and between Yorkville, the Company and the Company’s subsidiaries (all such security agreements shall be referred to as the “Security Agreement”) pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in all personal property of the Prodigy Textiles, the Company’s subsidiary organized under the laws of Vietnam (“Prodigy”), (ii) the amended and restated intellectual property security agreement by and between Yorkville, the Company and the Company’s subsidiaries referenced therein dated January 18, 2022 (all such security agreements shall be referred to as the “IP Security Agreement”), pursuant to which the Company and its wholly owned subsidiaries agree to provide Yorkville a security interest in the intellectual property collateral (as this term is defined in the IP Security Agreement), and (iii) the amended and restated global guaranty by and between Prodigy, in favor of Yorkville, with respect to all of the Company’s obligations to Yorkville dated as of January 18, 2022 (the “Guaranty” and collectively with the Security Agreement and the IP Security Agreement shall be referred to as the “Security Documents”). Pursuant to the Guaranty, Prodigy guarantees the payment and performance of all of the Company’s obligations under the Convertible Debentures, Warrants and related transaction documents.

In connection with the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with Yorkville, pursuant to which the Company agreed to register all of the shares of Common Stock underlying the Convertible Debentures and warrants and with respect to subsequent registration statements, if any, such number of shares of Common Stock as requested by Yorkville not to exceed 300% of the maximum number of shares of Common Stock issuable upon conversion of all Convertible Debentures then outstanding (assuming for purposes hereof that (x) such Convertible Debentures are convertible at the then current conversion price and (y) any such conversion shall not take into account any limitations on the conversion of the Convertible Debentures set forth therein, in each case subject to any cutbacks set forth in the Registration Rights Agreement.

Upon signing the letter of intent for the Yorkville Transaction, the Company paid $10,000 to an affiliate of Yorkville, for due diligence and structuring.

The Securities Purchase Agreement also contains customary representation and warranties of the Company and the Investor, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

The foregoing description of the Securities Purchase Agreement, Convertible Debentures, Warrant, Security Agreement, IP Security Agreement, Registration Rights Agreement and Guaranty Agreement is qualified by reference to the full text of the forms of Securities Purchase Agreement, Convertible Debenture and Warrant, which are filed as Exhibits hereto and incorporated herein by reference.

Maxim Group LLC received a cash placement agent fee of $230,000.

Results of Operations for the Years ended December 31, 2021 and 2020

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2021 as compared to the year ended December 31, 2020, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended December 31,			% Change Increase
	2021	2020	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	1,496,725	3,518,527	(2,021,802)	-57.46%
Professional Fees	326,982	397,727	(70,745)	-17.79%
Officer’s Salary	734,427	516,332	218,095	42.24%
Rent - Related Party	3,683	13,092	(9,409)	-71.87%
Research and Development	197,745	88,470	109,275	123.52%
Total operating expenses	2,759,562	4,534,148	(1,774,586)	-39.14%
Loss from operations	(2,759,562)	(4,534,148)	1,774,586	-39.14%
Interest expense	(660,419)	(386,624)	(273,795)	70.82%
Amortization of original issue discount	(4,702,918)	(50,505)	(4,652,413)	9211.79%
Net change in unrealized depreciation on investment in gold bullion	(13,004)	-	(13,004)	-100.00%
Gain on debt extinguishment (PPP)	90,100	-	90,100	100.00%
Net Loss	$(8,045,803)	$(4,971,277)	(3,074,526)	61.85%

Net Revenues: During the year ended December 31, 2021, we realized $0 of revenues from our business. During the year ended December 31, 2020, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2021 and 2020.

Research and development expenses: During year ended December 31, 2021, we incurred $197,745 research and development expenses. During year ended December 31, 2020, we incurred $88,4700 of research and development expenses, an increase of $109,275 or 123.52% compared with the same period in 2020. The research and development expenses are attributable to the research and development with the Notre Dame University; the decrease was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2021, we incurred $326,982 professional expenses, which decreased by $70,745 or 17.79% from $397,727 for year ended December 31, 2020. The decrease in professional fees expense was attributable to decreased expenses related to investor relations services during year ended December 31, 2021.

Officers Salary: During year ended December 31, 2021, officers’ salary expenses increased to $734,427 or 42.24% compared to $516,332 for year ended December 31, 2020. The increase is due to the Company’s staff having been furloughed from March 19, 2020 – June 30, 2020, due to the COVID pandemic, during which the CEO also did not receive or accrue any salary.

General and Administrative Expense: General and administrative expenses decreased by $2,021,802 or 57.46% to $1,496,725 for year ended December 31, 2021 from $3,518,527 for year ended December 31, 2020. Our general and administrative expenses for year ended December 31, 2021 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $856,158, Travel of $13,957, office salary of $266,190 for a total of $1,496,725. Our general and administrative expenses for year ended December 31, 2020 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $3,177,652 Travel of $29,528, office salary of $311,347 for a total of $3,518,527. The primary reason for the decrease in general and administrative expenses comparing the year ended December 31, 2021 to the corresponding period for 2020 was mainly due to general business expenses and warrants issuances for services.

Rent – Related Party: During the year ended December 31 2021, rent-related party expense decreased to $3,683 or 71.87% compared to $13,092 for the year ended December 31, 2020. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized depreciation on investment in gold bullion decreased by $13,004 to $13,004 for the year ended December 31, 2021 from $0 for the year ended December 31, 2020. The decrease was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Interest Expense: Interest expense increased to $660,419, or 70.82% for the year ended December 31, 2021 compared to $386,624 for the year ended December 31, 2020. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $4,702,918, or 9,211.79% for the year ended December 31, 2021 compared to $50,505 for the year ended December 31, 2020. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss increased by $3,074,526, or 61.85%, to a net loss of $8,045,803 for the year ended December 31, 2021 from a net loss of $4,971,277 for the year ended December 31, 2020. This increase in net loss was driven primarily by increased in warrant compensation, amortization of original issue discount and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $8,045,803 during the year ended December 31, 2021, and losses are expected to continue in the near term. The accumulated deficit is $42,814,986 at December 31, 2021. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2021, we had $2,355,060 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2021 as compared to December 31, 2020, were as follows:

	December 31, 2021	December 31, 2020
Cash	$2,355,060	$816,907
Prepaid expenses	$11,055	$2,588
Total current assets	$2,366,115	$819,495
Total assets	$3,021,912	$1,277,285
Total current liabilities	$8,162,646	$7,450,794
Total liabilities	$8,317,787	$7,850,849

At December 31, 2021, we had a working capital deficit of $5,796,531, compared to a working capital deficit of $6,631,299 at December 31, 2020. Current liabilities increased to $8,162,646 at December 31, 2021 from $7,450,794 at December 31, 2020, primarily as a result of primarily as a result of accounts payable and accrued compensation - related party, and convertible note payable.

For the year ended December 31, 2021, net cash used in operations of $1,800,809 was the result of a net loss of $8,045,803 offset by depreciation expense of $26,137, gain on debt extinguishment of PPP loan of $90,100, net change in unrealized depreciation in gold bullions of $13,004, stock issued for services of $242,100, loss on disposal of fixed assets of $49,321, amortization of debt discount of $4,702,918, warrants issuance of $600,278, imputed interest on related party loans of $82,851, increase in prepaid expenses of $8,467 and a decrease in operating lease right of use of $90,072, an increase of accrued expenses and other payables-related party of $441,574, increase in accounts payable of $199,723 and a decrease in operating lease liabilities of $104,417.

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

Net cash used in our investing activities were $547,370 and $0 for the years ended December 31, 2021 and 2020, respectively. Our cash outflow of $547,370, is represented by $450,216 investment in gold bullion and purchase of fixed assets of $97,154.

Our financing activities resulted in a cash inflow of $3,850,985 for the year ended December 31, 2021, which is represented by proceeds from convertible notes payable, net of $3,670,000, $50,000 loan repayment and proceeds from a warrant exercise for $266,332.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard will not have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2021.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 202.

PAGES	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020.

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

March 15, 2022

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$2,355,060	$816,907
Prepaid expenses	11,055	2,588
Total Current Assets	2,366,115	819,495

Property and Equipment, net	110,943	89,247
Investment in gold bullions (cost $450,216 and $0, respectively)	437,212	-
Operating lease right-of-use asset, net	104,124	365,025
Security deposit	3,518	3,518

Total Assets	$3,021,912	$1,277,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$587,794	$600,003
Note payable - related party	1,657,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,244,560	4,802,985
Operating lease liability, current	44,577	124,909
Loan payable	60,000	60,000
Convertible note payable, net of debt discount of $246,577 and $949,945, respectively	503,423	50,505
SBA Paycheck Protection Loan	-	90,100
Total Current Liabilities	8,162,646	7,450,794

Long Term Liabilities
Loan payable, net of current	95,244	145,244
Operating lease liability, net of current	59,897	254,811

Total Liabilities	8,317,787	7,850,849

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 927,378,166 and 854,410,001 shares issued and outstanding, respectively	22,385,132	17,122,236
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	9,894,179	5,833,583
Accumulated Deficit	(42,814,986)	(34,769,183)

Total Stockholders’ Deficit	(5,295,875)	(6,573,564)

Total Liabilities and Stockholders’ Deficit	$3,021,912	$1,277,285

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenue	$-	$-

Operating Expenses
General and Administrative	1,496,725	3,518,527
Professional Fees	326,982	397,727
Officer’s Salary	734,427	516,332
Rent - Related Party	3,683	13,092
Research and Development	197,745	88,470
Total Operating Expenses	2,759,562	4,534,148

Loss from Operations	(2,759,562)	(4,534,148)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	90,100	-
Net change in unrealized depreciation on investment in gold bullion	(13,004)	-
Interest expense	(660,419)	(386,624)
Amortization of original issue discount	(4,702,918)	(50,505)
Total Other Income/(Expenses)	(5,286,241)	(437,129)

Net (Loss) before Provision for Income Taxes	(8,045,803)	(4,971,277)

Provision for Income Taxes	-	-

Net (Loss)	$(8,045,803)	$(4,971,277)

Net Income (Loss) Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	877,612,187	848,651,465

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(8,045,803)	$(4,971,277)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	26,137	28,074
Gain on debt extinguishment (PPP)	(90,100)	-
Net change in unrealized depreciation in gold bullions	13,004	-
Stock issued for services	242,100	-
Loss on disposal of fixed assets	49,321	-
Amortization of debt discount	4,702,918	50,505
Imputed interest - related party	82,851	58,817
Fair value of options issued for services	-	2,845,459
Warrants issued/(cancelled) to consultants	600,278	-
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	(8,467)	29,157
Operating lease right-of-use, net	90,072	108,217
Increase in accrued expenses and other payables - related party	441,574	657,520
(Decrease)Increase in accounts payable	199,723	39,055
Operating lease liabilities, current	(104,417)	(100,239)
Net Cash Used In Operating Activities	(1,800,809)	(1,254,712)

Cash Flows From Investing Activities:
Investment in gold bullions	(450,216)	-
Purchase of Fixed Assets	(97,154)	-
Net Cash Used In Investing Activities	(547,370)	-

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	1,015,000
Proceeds from convertible note payable, net of original issue discount	3,670,000	950,000
Payment of debt offering costs	-	(86,000)
Principal payments on debt	(50,000)	(40,000)
Proceeds from warrant exercise	266,332	-
Contributed capital - related party	-	17,495
Proceeds from SBA Paycheck Protection Loan	-	90,100
Net Cash Provided by Financing Activities	3,886,332	1,946,595

Net Increase in Cash	1,538,153	691,883

Cash at Beginning of Year	816,907	125,024

Cash at End of Year	$2,355,060	$816,907

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$292,533	$365,157
Beneficial conversion feature in connection with convertible debt	$3,670,000	$864,000
Original issue discount in connection with convertible debt	$-	$50,000
Shares issued in connection with convertible note payable	$4,461,931	$-
Adoption of lease standard ASC 842	$115,390	$-
Cancellation and forgiveness of lease - related party	$44,419	$-
Cancellation and forgiveness of lease	$241,800	$-

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders Deficit

For the years ended December 31, 2021 and 2020

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock – Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2019	2	$5,217,800	844,468,378	$16,757,079	-	$-	1,122,311	$22,000	$2,412,969	$(29,797,906)	$(5,388,058)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$2,794,696	$-	$2,794,696

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$50,763	$-	$50,763

Exercise of 10,000,000 warrants in exchange for stock	-	$-	9,941,623	$365,157	$-	$-	$-	$-	$(365,157)	$-	$-

Contributed capital - related party	-	$-	-	$-	$-	$-	$-	$-	$17,495	$-	$17,495

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$58,817	$-	$58,817

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$864,000	$-	$864,000

Net loss for the years ended December 31, 2020	-	$-	-	$-	$-	$-	$-	$-	$-	$(4,971,277)	$(4,971,277)

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$556,276	$-	$556,276

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$86,709	$-	$86,709

Common stock issued for services	-	$-	3,000,000	$242,100	$-	$-	$-	$-	$-	$-	$242,100

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of warrants in exchange for stock	-	$-	5,296,250	$558,865	$-	$-	$-	$-	$(292,533)	$-	$266,332

Convertible debt conversion into common stock ($0.0744 - $0.1540/Sh)	-	$-	64,671,915	$4,461,931	$-	$-	$-	$-	$-	$-	$4,461,931

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$82,851	$-	$82,851

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,670,000	$-	$3,670,000

Net loss for the years ended December 31, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(8,045,803)	$(8,045,803)

Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Ogranization

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2021 or December 31, 2020.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2021 and 2020, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2021 and 2020 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2021	December 31, 2020

Stock Warrants (Exercise price - $0.001- $0.25/share)	48,972,277	49,120,917
Stock Options (Exercise price - $0.1150/Share)	26,802,500	27,340,000
Convertible Debt	6,470,674	-
Convertible Preferred Stock	2	2
Total	82,245,453	76,460,919

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

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	2021	2020
Expected income tax (recovery) expense at the statutory rate of 21%	$(1,689,619)	$(1,043,948)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,141,619	608,152
Change in valuation allowance	548,000	435,795

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2021	2020
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	4,363,336	3,815,336
Valuation allowance	(4,343,336)	(3,815,336)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2041.

The net change in the valuation allowance for the year ended December 31, 2021 and 2020 was an increase of $548,000 and $435,795, respectively.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard will not have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard will not have a material effect on the Company’s financial statements.

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

There were no impairment losses recorded for the years ended December 31, 2021 and 2020.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2021 and 2020.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

	December 31, 2021	December 31, 2020
Level 1 – Investment in Gold	$437,212	$-
Level 2	$-	$-
Level 3	$-	$-
Total	$437,212	$-

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

The following tables summarize activity in gold bullion for the year ended December 31, 2021:

Year Ended December 31, 2021	Ounces	Cost	Fair Value

Beginning balance	-	$-	$-
Investment in Gold bullion	239	1,884	450,216
Net change in unrealized depreciation	-	-	(13,004)
Ending balance	239	$1,884	$437,212

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

For the years ended December 31, 2021 and 2020, the Company recognized $0 and $0 respectively in revenue.

On January 25, 2021, the Company signed an amendment to a strategic partnership agreement with Kings Group for and exclusive sales agreement for up to $40 million. On April 8, 2021, the Company and Kings Group formed Spydasilk Enterprises Pte. Ltd., a Singapore company, to formalize this partnership.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2021 and December 31, 2020, the Company had approximately $2,092,420 and $500,000, respectively in excess of FDIC insurance limits.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $5,796,531 and stockholders’ deficiency of $5,295,875 and used $1,800,809 of cash in operations for the year ended December 31, 2021. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2021 and 2020, property and equipment, net, is as follows:

	December 31, 2021	December 31, 2020
Automobile	$41,805	$41,805
Laboratory Equipment	118,890	96,536
Office Equipment	7,260	7,260
Leasehold Improvements	82,739	85,389
Less: Accumulated Depreciation	(139,751)	(141,743)
Total Property and Equipment, net	$110,943	$89,247

Depreciation expense for the years ended December 31, 2021 and 2020, was $26,137 and $28,074, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded a loss on disposal of fixed assets of $49,321 and $0, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2021 and 2020, was $3,683 and $13,092, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and removed the associated ROU asset and lease liability of $44,419.

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

Right to use assets is summarized below:

December 31, 2021
Right to use assets, net	70,550
Right to use assets, net	33,574
Total	$104,124

During the year ended December 31, 2021, the Company recorded $87,874 as lease expense to current period operations.

Lease liability is summarized below:

December 31, 2021
Operating lease liability, net	70,550
Operating lease liability, net	33,574
Total	104,124
Less: short term portion	(44,577)
Long term position	$59,897

Lease expense for the year ended December 31, 2021 was comprised of the following:

Operating lease expense	$37,461
Operating lease expense	$55,834
Operating lease expense – related party	$3,683

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000. During the year ended December 31, 2021, the Company recorded $82,851 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $53,671. During the year ended December 31, 2020, the Company recorded $50,763 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $36,562.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the year ended December 31, 2021, the Company paid $50,000 of the loan balance (See Note 8 (A)):

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

During the year ended December 31, 2021, the Company issued Common Stock in exchange for convertible debenture and accrued interest. The conversions were within the terms of the agreement with no gain or loss recognized.

On April 23, 2021, the Company issued 836,574 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $1,644 of accrued interest (See Note 8(e)).

On April 26, 2021, the Company issued 2,063,391 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,178 of accrued interest (See Note 8(e)).

On April 30, 2021, the Company issued 2,058,686 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $3,630 of accrued interest. The shares had a fair value of $338,654 (See Note 8(e)).

On June 7, 2021, the Company issued 2,431,506 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $25,644 of accrued interest (See Note 8(e)).

On June 23, 2021, the Company issued 2,422,195 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $10,247 of accrued interest (See Note 8(e)).

On July 6, 2021, the Company issued 2,343,919 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $7,671 of accrued interest (See Note 8(e)).

On July 20, 2021, the Company issued 1,664,823 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest (See Note 8(e)).

On July 29, 2021, the Company issued 3,101,546 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,836 of accrued interest (See Note 8(e)).

On August 16, 2021, the Company issued 2,277,273 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $6,904 of accrued interest (See Note 8(e)).

On August 23, 2021, the Company issued 3,454,203 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $11,397 of accrued interest (See Note 8(e)).

On August 30, 2021, the Company issued 2,284,808 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,082 of accrued interest (See Note 8(e)).

On September 8, 2021, the Company issued 4,311,269 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $6,521 of accrued interest (See Note 8(e)).

On September 14, 2021, the Company issued 2,936,668 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,630 of accrued interest (See Note 8(e)).

On September 20, 2021, the Company issued 4,138,369 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $4,095 of accrued interest (See Note 8(e)).

On October 4, 2021, the Company issued 2,957,622 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,301 of accrued interest (See Note 8(e)).

On October 12, 2021, the Company issued 4,205,118 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,671of accrued interest (See Note 8(e)).

On October 25, 2021, the Company issued 3,043,955 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,205 of accrued interest (See Note 8(e)).

On November 10, 2021, the Company issued 3,528,221 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,342 of accrued interest (See Note 8(e)).

On November 22, 2021, the Company issued 3,561,885 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,603 of accrued interest (See Note 8(e)).

On December 6, 2021, the Company issued 5,175,822 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,027 of accrued interest (See Note 8(e)).

On December 21, 2021, the Company issued 5,874,062 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $35,479 of accrued interest (See Note 8(e)).

The following represents a summary of the Company’s convertible debt at December 31, 2021:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2019	-	-
Proceeds – net	950,000	-
Original issue discount	50,000
Debt discount recorded	(1,000,000)	-
Amortization of debt discount	50,505	-
Balance – December 31, 2020	50,505	-
Proceeds – net	4,000,000	-
Debt discount recorded	(4,000,000)	-
Conversion of debt into common shares	(4,250,000)
Amortization of debt discount	4,702,918	-
Balance – December 31, 2021	$503,423	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2019	-	-
Interest Expense 2020	5,479
Balance – December 31, 2020	5,479	-
Interest Expense 2021	238,110	-
Interest conversion into common shares	(211,932)
Balance – December 31, 2021	$31,657	$-

NOTE 8 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On March 9, 2019, the Company entered into a purchase agreement with one investor (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company issued the investor 14,797,278 Units at a purchase price of $0.06758 per Unit, for total gross proceeds to the Company of $1,000,000. The Units consist of 14,797,278 shares of the Company’s Class A Common Stock (the “Common Stock”) and two warrants (the “Warrants”): (i) one warrant entitles the investor to purchase up to 14,797,278 shares of Common Stock at an exercise price of $0.06 per share (the “6 Cent Warrants”) and (ii) one warrant entitles the investor to purchase up to 7,398,639 shares of Common Stock at an exercise price of $0.08 per share (the “8 Cent Warrant”). The Warrants shall be exercisable at any time from the issuance date until the following expiration dates:

●	½ of all $0.06 Warrants shall expire on March 8, 2021;
●	½ of all $0.06 Warrants shall expire on March 8, 2022;
●	½ of all $0.08 Warrants shall expire on March 8, 2022; and,
●	½ of all $0.08 Warrants shall expire on March 8, 2023.

On March 2, 2021, the Company determined to amend and extend the expiration of the warrants expiring on March 8, 2021 as follows:

●	1,479,728 shares of all $0.06 Warrants shall expire on March 8, 2021.
●	1,479,728 shares of all $0.06 Warrants shall expire on May 8, 2021
●	1,479,728 shares of all $0.06 Warrants shall expire on July 8, 2021. On June 24, 2021, the Company determined to amend and extend the expiration of warrants expiring on July 8, 2021, to December 8, 2021.
●	1,479,728 shares of all $0.06 Warrants shall expire on September 8, 2021. As of December 31, 2021, the warrants have expired.
●	1,479,727 shares of all $0.06 Warrants shall expire on November 8, 2021. As of December 31, 2021, the warrants have expired.

On March 2, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (C)).

On May 4, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (C)).

On December 6, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (C)).

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

On December 6, 2021, the Company issued 1,479,728 shares of Common stock in connection with the exercise of 1,479,728 warrants for $88,784 (See Note 8 (A)).

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

On July 8, 2021, the Company extended the expiration date of the warrant issued on February 9, 2018, to July 8, 2025. During the year ended December 31, 2021, the Company recorded an additional $100,941 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	130.18%
Expected term	4 years
Risk free interest rate	0.37%
Expected forfeitures	0%

On April 27, 2021, the Company extended the expiration date of the warrant issued on October 2, 2016 to October 1, 2026. During the year ended December 31, 2021 the Company recorded an additional $217,715 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	158.54%
Expected term	3 years
Risk free interest rate	1.37%
Expected forfeitures	0%

On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the year ended December 31, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 1, 2016, the Company issued 3-year warrant to purchase 6,000,000 shares of common stock at $0.001 per share to a related party for services to be rendered. The warrants had a fair value of $142,526, based upon the Black-Scholes option-pricing model on the date of grant and vested on February 20, 2017, and will be exercisable commencing on February 20, 2018, and for a period expiring on February 20, 2021. On February 2, 2021, the Company extended the expiration date of the warrant to May 29, 2026. During the year ended December 31, 2021 the Company recorded an additional $85 as an expense for the warrant extension.

Expected dividends	0%
Expected volatility	112%
Expected term	5 years
Risk free interest rate	0.18%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the year ended December 31, 2021, the Company recorded $115,660 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the year ended December 31, 2021, the Company recorded $77,988 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the year ended December 31, 2021, the Company recorded $31,805 as an expense for options issued, net of $20,853 for the 800,000 options cancelled due to termination of employment.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On August 8, 2019, the Company issued a 3-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.2299 per share to a related party for services rendered. The options had a fair value of $291,842, based upon the Black-Scholes option-pricing model on the date of grant and is fully vested on August 8, 2021. Options will be exercisable on August 8, 2023, and for a period of 3 years expiring on August 8, 2026. During the year ended December 31, 2021, the Company recorded $51,816 as an expense for options issued.

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

Expected dividends	0%
Expected volatility	105.73%
Expected term	3 years
Risk free interest rate	1.54%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2019	55,995,917		2.77
Granted	3,125,000	-	-
Exercised	(10,000)	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2020	49,120,917		1.83
Granted	8,500,000	-	-
Exercised	(5,439,184)	-	-
Cancelled/Forfeited	(3,209,454)	-	-
Balance, December 31, 2021	48,972,279		2.64
Intrinsic Value	$1,248,451

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.07	$913,900
$0.056	1,000,000	3.52	$27,900
$0.04	2,300,000	4.75	$100,970
$0.06	7,398,639	0.18	$176,827
$0.08	3,699,320	0.18	$14,427
$0.08	3,699,320	1.18	$14,427
$0.2299	8,250,000	3.21	$-
$0.16	3,125,000	4.95	$-
$0.25	8,000,000	4.23	$-
$0.1160	500,000	3.52	$-

For the year ended December 31, 2020, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	1.19	$1,371,500
$0.056	2,000,000	0.60	$139,000
$0.04	2,300,000	0.65	$196,650
$0.06	7,398,639	0.18	$484,611
$0.06	7,398,639	1.18	$484,611
$0.08	3,699,320	1.18	$168,319
$0.08	3,699,320	2.18	$168,319
$0.2299	8,500,000	4.27	$-
$0.16	3,125,000	4.95	$-

For the year ended December 31, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.11

For the year ended December 31, 2020, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	22,267,800	22.6

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

On October 4, 2021, the Company issued 2,957,622 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $2,301 of accrued interest (See Note 7).

On October 12, 2021, the Company issued 4,205,118 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,671of accrued interest (See Note 7).

On October 25, 2021, the Company issued 3,043,955 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,205 of accrued interest (See Note 7).

On October 28, 2021, the Company issued a 7-year option to purchase 750,000 shares of common stock at an exercise price of $0.0785 per share to a related party for services rendered (See Note 7).

On November 10, 2021, the Company issued 3,528,221 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,342 of accrued interest (See Note 7).

On November 22, 2021, the Company issued 3,561,885 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $1,603 of accrued interest (See Note 7).

On December 6, 2021, the Company issued 5,175,822 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,027 of accrued interest (See Note 7).

On December 21, 2021, the Company issued 5,874,062 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $35,479 of accrued interest (See Note 7).

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2021 the agreement renewed again with the same terms, but with an annual salary of $398,643 for the year ended December 31, 2021. As of December 31, 2021 and 2020, the accrued salary balance is $2,991,191 and $2,804,725, respectively (See Note 10).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 2015 Warrant”) to Mr. Rice. The May 2015 warrant fully vested on October 28, 2016 and will expire on May 28, 2022. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement (the “May 2016 Warrant”). The May 2016 warrant fully vested on February 20, 2017 and will expire on May 20, 2026. On January 9, 2018, the Company extended the expiration date of the January 2015 warrant from January 19, 2018 to January 31, 2020, and on January 10, 2020 the Company extended the expiration date of the January 2015 warrant to January 10, 2025 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On February 25, 2022, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2023. On August 8, 2019, Mr. Rice was issued a set of three five-year warrants to purchase a total of 6,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share pursuant to the employment agreement. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year.

As of December 31, 2021 and December 31, 2020, the Company owes $3,195 and $103,730, respectively, to Mr. Rice for payroll payable.

On October 21, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year (effective August 15, 2019).

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2021 and 2020, the accrued salary balance is $1,065 and $888, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the year ended December 31, 2021, the Company paid $50,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2021 and 2020, the outstanding balance is $65,292. For the year ended December 31, 2021, the Company recorded $1,960 in interest expensed and related accrued interest payable.

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

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2021 and 2020, was $3,683 and $6,263, respectively (See Note 10). On April 5, 2021, the Company ended this lease agreement with its President.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of December 31, 2021, the Company recorded interest expense and related accrued interest payable of $1,958.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $398,643 for the year ended December 31, 2021. As of December 31, 2021 and 2020, the accrued salary balance is $2,991,191 and $2,804,725, respectively.

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

As of December 31, 2021 and 2020, the Company owes $3,195 and $103,730, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2021 and 2020, the accrued salary balance is $1,065 and $888, respectively.

June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand. Total loan payable to principal stockholder for as of December 31, 2020 is $1,657,000. Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000. Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000. During the year ended December 31, 2021, the Company recorded $82,851 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $53,671. During the year ended December 31, 2020, the Company recorded $50,763 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $36,562.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for years ended December 31, 2021 and 2020 was $3,683 and $6,263, respectively. The Company ended this lease on April 5, 2021.

As of December 31, 2021 and December 31, 2020, there was $347,156 and $331,143, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of December 31, 2021, there was $1,703,019 of accrued interest- related party and $135,908 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

 As of December 31, 2020, there was $1,562,499 of accrued interest- related party and $82,238 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2021, the Company owes $2,991,191 in accrued salary to its principal stockholder, $3,195 to the Company’s COO, $1,065 to Director of Prodigy Textiles and $24,048 to its office employees.

As of December 31, 2020, the Company owes $2,804,725 in accrued salary to its principal stockholder, $103,730 to the Company’s COO, $888 to Director of Prodigy Textiles and $22,900 to its office employees.

The Company owes $65,292 in royalty payable to related party as of December 31, 2021 and 2020.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 15, 2022 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On January 21, 2022, the Company issued 3,935,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $2,260 of accrued interest.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its principal stockholder.

On January 31, 2022, the Company issued 4,569,059 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $42,877 of accrued interest.

On February 16, 2022, the Company issued 3,924,443 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,164 of accrued interest.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2021, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2021, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2021, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2021, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	60	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	42	Chief Operating Officer	January 20, 2015
Kenneth Le	58	President of Prodigy Textiles	July 2019

The following summarizes the occupation and business experience during the past five years for our officers and sole director.

KIM THOMPSON

Mr. Kim Thompson was a founder of the California law firm of Ching & Thompson, which was established in 1997. His work focused primarily on commercial litigation. He has been a founder and partner in the Illinois law firm of McJessy, Ching & Thompson, where he also emphasizes commercial and civil rights litigation. In his civil rights practice, Mr. Thompson was, and remains a staunch defender of constitutional rights with a focus on freedom of speech, Fourth Amendment protections, and combating racial discrimination. Mr. Thompson received his bachelor’s degree in applied economics from James Madison College, Michigan State University, and his Juris Doctorate from the University of Michigan. He is the named inventor or co-inventor on a number of issued patents, pending patent applications, and provisional patent applications, including inventions relating to biotechnology and mechanics. Mr. Thompson is the inventor of the technology concept that lead to the formation of the Company. We believe that Mr. Thompson is well suited to serve as our director because of his knowledge of biotechnology, legal expertise, and business background.

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

KENNETH LE

Mr. Le was appointed as our Director of government relations and the President of Prodigy Textiles in July 2019. In light of his position with our subsidiary and the duties associated with such position, we believe Mr. Le meets the definition of “executive officer” as such term is defined in the Exchange Act. Kenneth Le has over 25 years of successful international business experience specializing in entrepreneurial enterprises. As previous managing partner of Pacific Bay Ventures, Mr. Le worked on a joint venture developing 1,550 hectares as a mixed use residential industrial park in conjunction with Dat Quang Chu Lai Industrial Park, JSP in Tam An city in Chu Lai province, Vietnam’s first international open economic trade zone. He was Managing Director of Minh Nhat Company which was developing Da Deh Lake, an eco-resort of over 500 hectares in a surrounded lake in the Lam Dong province, the third and the largest plateau province on the Central Highlands three hours outside of Ho Chi Minh City in Vietnam. Mr. Le has extensive high-level business contacts in Southeast Asia, many of which he has helped bring together acting as international liaison. Management believes that Mr. Le’s work has been instrumental in helping the Company establish and grow its operations in Southeast Asia.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2021, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2021 and 2020 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

During the period the Company’s staff was furloughed (March 19, 2020 – June 30, 2020), due to the COVID pandemic, the CEO did not receive or accrue any salary.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson President, CEO, CFO and Director	2021	$398,643	(1)	$79,729	(2)		$-		$-	$-	$42,050	(3)	$520,422
	2020	$269,523	(4)	$-	(5)		$2,198,411	(15)	$-	$-	$44,567	(6)	$2,512,500

Jonathan R. Rice COO	2021	$180,000	(7)	$-	(8)	$-	$-		$-	$-	$ 4,040	(9)	$184,040
	2020	$180,000	(10)	$24,000	(11)	$-	$ 626,047	(16)	$-	$-	$ 4,040	(12)	$834,087

Kenneth Le President of Prodigy Textiles(13)	2021	$60,000	(14)	$-		$-	$-		$-	$-0	$-		$60,000
	2020	$60,000	(14)	$-		$-	$-		$-	$-0	$-		$60,000

(1)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation.
(2)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(3)	This amount includes: $37,072 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $4,978 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of these funds, which we deem “accounts payable – related party.”
(4)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(5)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(6)	This amount includes: $41,496 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $3,071 in reimbursement for office and travel related expenses. However, in light of the Company’s cash position, Mr. Thompson agreed to defer all such reimbursement until such time as our cash position improves. See the section, “Employment Agreements” below for additional information regarding the payback terms of these funds, which we deem “accounts payable – related party.”

(7)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2021, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,040 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(9)	In 2021, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1,040 in phone service expenses, pursuant to his employment agreement.
(10)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2020, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,040 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(11)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(12)	In 2020, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1,040 in phone service expenses, pursuant to his employment agreement.
(13)	On July 3, 2019, the Board appointed Mr. Kenneth Le as the Company’s Director of government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Le at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.2299 per share, which are exercisable as of August 2021 and August 2022, respectively.
(14)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.
(15)	On February 19, 2020, the Company issued a 20-year option to purchase 20,000,000 shares of common stock at an exercise price of $0.115 per share to Mr. Thompson as part of the Incentive Stock Option Agreement. The options had a fair value of $2,198,411, based upon the Black-Scholes option-pricing model on the date of grant and are fully vested on the date granted. Options will be exercisable on February 19, 2025, and for a period of 15 years expiring on February 19, 2040.
(16)	On February 19, 2020, the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to Mr. Rice as part of the Incentive Stock Option Agreement. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030.

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011 through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. On January 1, 2021, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $398,643 for the year ended December 31, 2021. As of December 31, 2021, the accrued salary balance is $2,991,191. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

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

On January 14, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, and other benefits. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement; this warrant fully vested on February 20, 2017 and will expire on May 20, 2026. Additionally, on August 4, 2016, the Company approved a performance retention bonus to Mr. Rice of $20,000 which was paid in 2021. For the twelve months ended December 31, 2021, the Company recorded $0 for the warrants issued to related party.

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2020. On May 19, 2020, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2021. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On February 24, 2022, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2023. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. For the twelve months ended December 31, 2021, the Company recorded $0 for the warrants issued to related party.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of the date hereof by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) directors, (c) our executive officers, and (d) all executive officers and directors as a group. Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options, warrants and other securities convertible or exercisable into shares of Common Stock, provided that such securities are currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof. Each director or officer, as the case may be, has furnished us with information with respect to their beneficial ownership. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their Common Stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)

Class A Common Stock	Kim Thompson	203,357,611	(2)	21.39%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	14,786,230	(3)	1.55%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	6,125,000	(4)	0.64%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Julie Bishop
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Anurag Gupta
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Greg Scheessele
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (6 persons)	224,268,889		23.58%

Series A Preferred Stock	Kim Thompson	2		100%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (1 Person)	2		100%

(1) The percent of class is based on 950,905,044 shares of our Class A common stock issued and outstanding as of the date of this Report.

(2) Such shares include 203,357,609 shares of common stock that are owned by Mr. Thompson and 2 shares of common stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson. In addition to this, Mr. Thompson own 20,000,000 warrant shares of common stock that may be issued upon exercise of outstanding warrants no sooner than February19, 2025.

(3) Such shares include 768,280 shares of common stock that are owned by Mr. Rice and 14,000,000 shares of common stock that may be issued upon exercise of warrants Mr. Rice owns. Additionally, Mr. Rice owns warrants to purchase up to 7,0000,000 shares of common stock, which are not exercisable at this time.

(4) These shares represent shares of common stock that may be issued upon exercise of warrants Mr. Le owns. Additionally, Mr. Le owns warrants to purchase up to 1,675,000 shares of common stock, which are not exercisable at this time.

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

●	Annual Compensation: Between December 31, 2016 and December 31, 2021, Kim Thompson, our CEO accrued $2,991,191of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2021, there was $1,901,953 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2021, we owed Mr. Thompson $4,893,144 in salary and interest related payments.
●	Company Loans: As of December 31, 2021, Mr. Thompson loaned the Company an aggregate of $1,657,000 and has been repaid $0, leaving a balance of $1,657,000. As of December 31, 2021, there was $1,838,927 in loan interest; such interest accrues at the rate of 3% per annum.
●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2021, there was $65,292 in royalty payments payable to Mr. Thompson.
●	As of December 31, 2021, there was $347,156 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

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

Property Lease

On January 23, 2017, the Company signed an 8-year property lease with the Company’s CEO, President and controlling shareholder for land in Texas (the “Texas Property”). The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. The CEO and the Company mutually agreed to end this lease on April 5, 2021.

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

On January 26, 2022, the Company repaid $40,000 of loan principal to Mr. Thompson.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2021	2020
Audit Fees	$21,000	$31,550
Audit-Related Fees	$8,000	$-
Tax Fees	$16,750	$24,032
All Other Fees	$-	$-
Total	$45,750	$55,582

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed approximately $21,000 and $31,550 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2021 and 2020, we were billed approximately $8,000 and $0 for audit related services.

Tax Fees

For the Company’s fiscal year ended December 31, 2021, we were billed approximately $16,750 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2020, we were billed $24,032 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

4.2	Description of Securities*

4.3	Form of Convertible Debenture dated March 25, 2021 (18)

4.4	Form of Warrant dated March 25, 2021 (18)

4.5	Form of A&R Convertible Debenture dated March 25, 2021 (18)

4.6	Form of Convertible Debenture dated January 18, 2022 (19)

4.7	Form of Warrant dated January 18, 2022 (19)

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.6	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.16	2019 Employee Stock Option Plan (16)

10.17	Strategic Partnership Agreement (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registratin if publicly disclosed) (17)

10.18	Amendment (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.19	Form of Securities Purchase Agreement dated March 25, 2021 (18)

10.20	Form of Guaranty Agreement dated March 25, 2021 (18)

10.21	Form of Security Agreement dated March 25, 2021 (18)

10.22	Form of IP Security Agreement dated March 25, 2021 (18)

10.23	Form of Registration Rights Agreement dated March 25, 2021. (18)

10.24	Form of Securities Purchase Agreement dated January 18, 2022 (19)

10.25	Form of Amended and Restated Guaranty Agreement dated January 18, 2022 (19)

10.26	Form of Amended and Restated Security Agreement dated January 18, 2022 (19)

10.27	Form of Amended and Restated IP Security Agreement dated January 18, 2022 (19)

10.28	Form of Registration Rights Agreement dated January 18, 2022 (19)

14.1	Code of Business Conduct and Ethics (13)

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

(14) Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 31, 2015

(15) Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 31, 2015

(16) Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 27, 2020

(17) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

(18) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.

(19) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 20, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.

Dated: March 16, 2022	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 16, 2022
Kim Thompson	Chief Financial Officer and Sole Director

