Form 10-Q
period 2022-03-31
Kraig Biocraft Laboratories, Inc
filed 2022-05-06
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, there were 957,535,841 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$3,930,605	$2,355,060
Prepaid expenses	3,951	11,055
Total Current Assets	3,934,556	2,366,115

Property and Equipment, net	103,493	110,943
Investment in gold bullions (cost $450,216 and $450,216, respectively)	460,163	437,212
Operating lease right-of-use asset, net	93,132	104,124
Security deposit	3,518	3,518

Total Assets	$4,594,862	$3,021,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$563,086	$587,794
Note payable - related party	1,617,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,356,417	5,244,560
Operating lease liability, current	46,178	44,577
Loan payable	72,622	60,000
Convertible note payable, net of debt discount of $634,548 and $246,577, respectively	865,452	503,423
Total Current Liabilities	8,586,047	8,162,646

Long Term Liabilities
Loan payable, net of current	62,622	95,244
Operating lease liability, net of current	47,653	59,897

Total Liabilities	8,696,322	8,317,787

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 950,905,044 and 927,378,166 shares issued and outstanding, respectively	23,921,297	22,385,132
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,599,108	9,894,179
Accumulated Deficit	(43,861,665)	(42,814,986)

Total Stockholders’ Deficit	(4,101,460)	(5,295,875)

Total Liabilities and Stockholders’ Deficit	$4,594,862	$3,021,912

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$-	$-

Operating Expenses
General and Administrative	213,019	306,587
Professional Fees	120,380	107,485
Officer’s Salary	184,808	159,898
Rent - Related Party	-	3,273
Research and Development	27,504	87,768
Total Operating Expenses	545,711	665,011

Loss from Operations	(545,711)	(665,011)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	-	90,100
Net change in unrealized appreciation on investment in gold bullion	22,951	-
Interest expense	(161,887)	(130,259)
Amortization of debt issue costs	(362,032)	(235,492)
Total Other Income/(Expenses)	(500,968)	(275,651)

Net (Loss) before Provision for Income Taxes	(1,046,679)	(940,662)

Provision for Income Taxes	-	-

Net (Loss)	$(1,046,679)	$(940,662)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	939,450,295	855,136,759

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2022

(Unaudited)

							Common Stock -
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	53,699	-	53,699

Warrants issued for services	-	-	-	-	-	-	-	-	7,842	-	7,842

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864	-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.06/Sh)	-	-	12,428,919	796,301	-	-	-	-	-	-	796,301

Imputed interest - related party	-	-	-	-	-	-	-	-	18,385	-	18,385

Beneficial Debt Discount	-	-	-	-	-	-	-	-	625,003	-	625,003

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	(1,046,679)	(1,046,679)

Balance, March 31, 2022 (Unaudited)	2	$5,217,800	950,905,044	$23,921,297	-	$-	1,122,311	$22,000	$10,599,108	$(43,861,665)	$(4,101,460)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2021

(Unaudited)

							Common Stock -
	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	105,095	-	105,095

Warrants issued for services	-	-	-	-	-	-	-	-	15,858	-	15,858

Cancellations of warrants	-	-	-	-	-	-	-	-	(42,707)	-	(42,707)

Exercise of 2,336,794 warrants in exchange for stock	-	-	2,336,794	381,317	-	-	-	-	(292,533)	-	88,784

Imputed interest - related party	-	-	-	-	-	-	-	-	20,429	-	20,429

Beneficial conversion feature	-	-	-	-	-	-	-	-	450,000	-	450,000

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	(940,662)	(940,662)

Balance, March 31, 2021 (Unaudited)	2	$5,217,800	856,746,795	$17,503,553	-	$-	1,122,311	$22,000	$6,089,725	$(35,709,845)	$(6,876,767)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(1,046,679)	$(940,662)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	7,450	6,668
Gain on debt extinguishment (PPP)	-	(90,100)
Net change in unrealized appreciation in gold bullions	(22,951)	-
Amortization of debt discount	362,032	235,492
Imputed interest - related party	18,385	20,429
Warrants issued to consultants	61,541	78,246
Changes in operating assets and liabilities:
Decrease in prepaid expenses	7,104	443
Operating lease right-of-use, net	10,992	40,928
Increase in accrued expenses and other payables - related party	111,857	224,464
Increase in accounts payable	21,593	45,640
Operating lease liabilities, current	(10,643)	(40,201)
Net Cash Used In Operating Activities	(479,319)	(418,653)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(40,000)	-
Proceeds from convertible note payable, net of original issue discount	1,490,000	450,000
Payment of debt offering costs	(115,000)	-
Principal payments on debt	(20,000)	(10,000)
Proceeds from warrant exercise	739,864	88,784
Net Cash Provided by Financing Activities	2,054,864	528,784

Net Increase in Cash	1,575,545	110,131

Cash at Beginning of Period	2,355,060	816,907

Cash at End of Period	$3,930,605	$927,038

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$381,317
Debt Discount in connection with convertible debt	$625,003	$450,000
Shares issued in connection with convertible note payable	$796,301	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2022

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of March 31, 2022 or December 31, 2021.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2022 and December 31, 2021, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2022 and 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2022	December 31, 2021

Stock Warrants (Exercise price - $0.001- $0.25/share)	54,660,034	48,972,277
Stock Options (Exercise price - $0.1150/Share)	26,802,500	26,802,500
Convertible Debt	22,507,890	6,470,674
Convertible Preferred Stock	2	2
Total	103,970,426	82,245,453

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted the guidance under ASU 2020-06 on January 1, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

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

There were no impairment losses recorded for the three months ended March 31, 2022 and 2021.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2022 and 2021.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

	March 31, 2022	December 31, 2021
Level 1 – Investment in Gold	$460,163	$437,212
Level 2	$-	$-
Level 3	$-	$-
Total	$460,163	$437,212

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

The following tables summarize activity in gold bullion for the quarter ended March 31, 2022:

Quarter Ended March 31, 2022	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized gain	-	-	22,951
Ending balance	239	$1,884	$460,163

Revenue Recognition

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

For the three months ended March 31, 2022 and 2021, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At March 31, 2022 and December 31, 2021, the Company had approximately $3,362,681 and $2,092,420, respectively in excess of FDIC insurance limits.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has a working capital deficiency of $4,651,491 and stockholders’ deficiency of $4,101,460 and used $479,319 of cash in operations for the three months ended March 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment, net, is as follows:

	March 31, 2022	December 31, 2021
Automobile	$41,805	$41,805
Laboratory Equipment	118,890	118,890
Office Equipment	7,260	7,260
Leasehold Improvements	82,739	82,739
Less: Accumulated Depreciation	(147,201)	(139,751)
Total Property and Equipment, net	$103,493	$110,943

Depreciation expense for the three months ended March 31, 2022 and 2021, was $7,450 and $6,668, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended March 31, 2022 and 2021, was $0 and $3,683, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and removed the associated ROU asset and lease liability of $44,419.

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

Right to use assets is summarized below:

March 31, 2022
Right to use assets, net	61,057
Right to use assets, net	32,074
Total	$93,132

During the three months ended March 31, 2022, the Company recorded $13,638 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2022
Operating lease liability, net	61,757
Operating lease liability, net	32,074
Total	93,831
Less: short term portion	(46,178)
Long term position	$47,653

Lease expense for the three months ended March 31, 2022 was comprised of the following:

Operating lease expense	$11,477
Operating lease expense	$2,161

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018 the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its principal stockholder.

Total loan payable to principal stockholder for as of March 31, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the three months ended March 31, 2022, the Company recorded $18,385 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,610.

During the three months ended March 31, 2021, the Company recorded $20,429 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,283.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the three months ended March 31, 2022, the Company paid $20,000 of the loan balance (See Note 8 (A)):

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

On January 21, 2022, the Company issued 3,935,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $2,260 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On January 31, 2022, the Company issued 4,569,059 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $42,877 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On February 16, 2022, the Company issued 3,924,443 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $1,164 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

As of March 31, 2022, the above two notes were fully converted, with the no remaining balance due.

The Company issued a $1,500,000, thirteen-month (13), unsecured, convertible note on January 18, 2022, which is due February 18, 2023. The convertible note bears interest at 10%, with a original issue discount ($10,000), resulting in net proceeds of $1,490,000. The note contains a discount to market feature, whereby, the lender can purchase stock at 85% of the lowest trading price for a period of ten (10) days preceding the conversion date.

Additionally, the Company issued 12,000,000 five-year (5) warrants with an exercise price of $0.12 per share, and 4,285,714 warrants with an exercise price of $0.14 per share during the three months ended March 31, 2022. The warrants had a fair value of $1,071,437, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.08
Exercise price	$0.12
Exercise price	$0.14
Expected term (in years)	5
Expected volatility	124.10%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.58%

The Company has determined that ASC 815 does not apply since the Company has unlimited authorized shares, which in turn satisfies the requirement of having sufficient authorized shares available to settle any potential instruments that may require physical net-share settlement.

In connection with $1,500,000 in note issued, the Company issued 16,785,714 warrants, which are accounted for as debt issue costs, having a fair value of $625,003. The debt issue costs is amortized over the life of the underlying convertible note.

The Company also paid $115,000 as a debt issuance cost to a placement agent for services rendered. These costs are considered to be a component of the total debt discount.

The following represents a summary of the Company’s convertible debt at March 31, 2022:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2021	$503,423	$-
Proceeds – net	1,500,000	-
Debt discount and issue costs recorded	(750,003)	-
Conversion of debt into common shares	(750,000)
Amortization of debt discount	362,032	-
Balance – March 31, 2022	$865,452	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2021	$31,657	$-
Interest Expense March 31, 2022	45,180	-
Interest conversion into common shares	(46,301)
Balance – March 31, 2022	$30,537	$-

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

On February 15, 2022, the Company issued 7,398,639 shares of Common stock in connection with the exercise of 7,398,639 warrants for $443,918 (See Note 8 (B)).

On February 15, 2022, the Company issued 3,699,320 shares of Common stock in connection with the exercise of 3,699,320 warrants for $295,946 (See Note 8 (B)).

(B) Common Stock Warrants and Options

On February 15, 2022, the Company issued 7,398,639 shares of Common stock in connection with the exercise of 7,398,639 warrants for $443,918 (See Note 8 (C)).

On February 15, 2022, the Company issued 3,699,320 shares of Common stock in connection with the exercise of 3,699,320 warrants for $295,946 (See Note 8 (C)).

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the three months ended March 31, 2022 the Company recorded $27,989 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the three months ended March 31, 2022, the Company recorded $25,710 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the three months ended March 31, 2022, the Company recorded $7,842 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2021	48,972,279		2.64
Granted	16,785,714	-	-
Exercised	(11,097,959)	-	-
Cancelled/Forfeited	-	-	-
Balance, March 31, 2022	54,660,032	-	3.63
Intrinsic Value	$1,166,993

For the three months ended March 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	2.82	$981,000
$0.056	1,000,000	3.27	$34,000
$0.04	2,300,000	4.51	$115,000
$0.08	3,699,320	0.94	$36,993
$0.2299	8,250,000	2.96	$-
$0.16	3,125,000	3.70	$-
$0.25	8,000,000	3.98	$-
$0.1160	500,000	3.27	$-
$0.12	12,500,000	4.80	$-
$0.14	4,285,714	4.80	$-

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.07	$913,900
$0.056	1,000,000	3.52	$27,900
$0.04	2,300,000	4.75	$100,970
$0.06	7,398,639	0.18	$176,827
$0.08	3,699,320	0.18	$14,427
$0.08	3,699,320	1.18	$14,427
$0.2299	8,250,000	3.21	$-
$0.16	3,125,000	4.95	$-
$0.25	8,000,000	4.23	$-
$0.1160	500,000	3.52	$-

For the three months ended March 31, 2022, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	18.870

For the year ended December 31, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.11

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2022 the agreement renewed again with the same terms, but with an annual salary of $422,561 for the year ended December 31, 2022. As of March 31, 2022 and 2021, the accrued salary balance is $2,999,143 and $2,991,191, respectively (See Note 10).

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

As of March 31, 2022 and December 31, 2021, the Company owes $6,391 and $3,195, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2022 and December 31, 2021, the accrued salary balance is $2,130 and $1,065, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the three months ended March 31, 2022, the Company paid $20,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2021 and 2020, the outstanding balance is $65,292. For the three months ended March 31, 2022, the Company recorded $489 in interest expensed and related accrued interest payable.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of March 31, 2022, the Company recorded interest expense and related accrued interest payable of $489.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $422,561 for the year ended December 31, 2022. As of March 31, 2022 and 2021, the accrued salary balance is $2,999,143 and $2,991,191, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company owes $6,391 and $3,195, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2022 and December 31, 2021, the accrued salary balance is $2,130 and $1,065, respectively.

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

Total loan payable to principal stockholder for as of March 31, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the three months ended March 31, 2022, the Company recorded $18,385 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,610.

During the three months ended March 31, 2021, the Company recorded $20,429 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,283.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for three months ended March 31, 2022 and 2021 was $0 and $3,273, respectively. The Company ended this lease on April 5, 2021.

As of March 31, 2022 and December 31, 2021, there was $348,474 and $347,156, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of March 31, 2022 there was $1,787,736 of accrued interest- related party and $149,518 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2021, there was $1,703,019 of accrued interest- related party and $135,908 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of March 31, 2022, the Company owes $2,999,143 in accrued salary to its principal stockholder, $6,391 to the Company’s COO, $2,130 to Director of Prodigy Textiles and $29,483 to its office employees.

As of December 31, 2021, the Company owes $2,991,191 in accrued salary to its principal stockholder, $3,195 to the Company’s COO, $1,065 to Director of Prodigy Textiles and $24,048 to its office employees.

The Company owes $65,292 in royalty payable to related party as of March 31, 2022 and December 31, 2021.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 6, 2022 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On April 14, 2022, the Company issued 2,358,380 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $1,644 of accrued interest.

On April 29, 2022, the Company issued 4,373,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,918 of accrued interest.

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

Note financings

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2022 as compared to the three month period ended March 31, 2021, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	March 31,			Increase
	2022	2021	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	213,019	306,587	(93,568)	-30.52%
Professional Fees	120,380	107,485	12,895	12.00%
Officer’s Salary	184,808	159,898	24,910	15.58%
Rent - Related Party	-	3,273	(3,273)	-100.00%
Research and Development	27,504	87,768	(60,264)	-68.66%
Total operating expenses	545,711	665,011	(119,300)	-17.94%
Loss from operations	(545,711)	(665,011)	119,300	-17.94%
Interest expense	(161,887)	(130,259)	(31,628)	24.28%
Amortization of debt issue costs	(362,032)	(235,492)	(126,540)	53.73%
Net change in unrealized gain on investment in gold bullion	22,951	-	22,951	-100.00%
Gain on debt extinguishment (PPP)	-	90,100	(90,100)	-100.00%
Net Loss	$(1,046,679)	$(940,662)	(106,017)	11.27%

Net Revenues: During the three months ended March 31, 2022, we realized $0 of revenues from our business. During the three months ended March 31, 2021, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2022 and 2021 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2022 were $0, as compared to $0 for the three months ended March 31, 2021, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2022, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2021, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2022, we incurred $27,504 of research and development expenses. During the three months ended March 31, 2021, we incurred $87,768 of research and development expenses. This was a decrease of $60,264 or 68.66% in 2022 compared with the same period in 2021. This increase was due to an increase in research spending.

Professional Fees: During the three months ended March 31, 2022, we incurred $120,380 of professional expenses, which increased by $12,895 or 12% from $107,485 for the three months ended March 31, 2021. This decrease was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended March 31, 2022, officers’ salary expenses increased to $184,808 or 15.58% from $159,898 for the three months ended March 31, 2021. This increase was primarily due to a 6% annual increase for the Company’s CEO and a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses decreased by $93,568 or 30.52% to $213,019 for the three months ended March 31, 2022 from $306,587 for the three months ended March 31, 2021. Our general and administrative expenses for the three months ended March 31, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $115,890, travel of $3,001, consulting $30,000 and office salary of $64,128 for a total of $637,611. Our general and administrative expenses for the three months ended March 31, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $203,831, travel of $3,095, and office salary of $99,661 for a total of $306,587.

Rent – Related Party: During the three months ended March 31, 2022, rent- related party expense decreased to $0 or 100% from $3,273 for the three months ended March 31, 2021. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $22,951 to $22,951 for the three-month period ended March 31, 2022 from $0 for the three month period ended March 31, 2021. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $31,628 to $161,887 for the three-month period ended March 31, 2022 from $130,259 for the three month period ended March 31, 2021. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount increased to $362,032, or 53.73% for the three months ended March 31, 2022 compared to $235,492 for the three months ended March 31, 2021. The increase was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss increased by $106,017, or 11.27%, to a net loss of $1,046,679 for the three-month period ended March 31, 2022 from a net loss of $940,662 for the three month period ended March 31, 2021. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount, warrant expense and professional fees and offset by a decrease in general and administrative expenses and research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,046,679 during the three months ended March 31, 2022, and losses are expected to continue in the near term. The accumulated deficit is $43,861,665 at March 31, 2022. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2022, we had $3,930,605 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2022 as compared to December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Cash	$3,930,605	$2,355,060
Prepaid expenses	$3,951	$11,055
Total current assets	$3,934,556	$2,366,115
Total assets	$4,594,862	$3,021,912
Total current liabilities	$8,586,047	$8,162,646
Total liabilities	$8,696,322	$8,317,787

At March 31, 2022, we had a working capital deficit of $4,651,491 compared to a working capital deficit of $5,796,531 at December 31, 2021. Current liabilities increased to $8,586,047 at March 31, 2022 from $8,162,646 at December 31, 2021, primarily as a result of accounts payable, note payable, convertible note payable, and accrued compensation.

For the three months ended March 31, 2022, net cash used in operations of $479,319 was the result of a net loss of $1,046,679 offset by depreciation expense of $7,450, net change in unrealized appreciation in gold bullions of $22,951, amortization of debt discount of $362,032, warrants issuance of $61,541, imputed interest on related party loans of $18,385, decrease in prepaid expenses of $7,104 and a decrease in operating lease right of use of $10,992, an increase of accrued expenses and other payables-related party of $111,857, increase in accounts payable of $21,593 and a decrease in operating lease liabilities of $10,643.

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

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Our financing activities resulted in a cash inflow of $2,054,864 for the three months ended March 31, 2022 is represented by proceeds from convertible notes payable, net of $1,490,000, $20,000 loan repayment, payment of debt offering costs of $115,000, and proceeds from a warrant exercise for $739,864.

Our financing activities resulted in a cash inflow of $528,784 for the three months ended March 31, 2021, which is represented by proceeds from convertible notes payable, net of $450,000, $10,000 loan repayment and proceeds from a warrant exercise for $88,784.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning January 1, 2023, and early adoption is permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s financial statements. However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s financial statements.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company adopted the guidance under ASU 2020-06 on January 1, 2022. The adoption of this guidance and had no material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

On April 14, 2022, the Company issued 2,358,380 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $1,644 of accrued interest.

On April 29, 2022, the Company issued 4,373,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,918 of accrued interest.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 6, 2022	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

