Form 10-Q
period 2022-06-30
Kraig Biocraft Laboratories, Inc
filed 2022-08-01
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Copies to:

Hunter Taubman Fischer & Li LLC

48 Wall Street, Suite 1100

New York, NY 10005

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

As of August 1, 2022, there were 978,777,724 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$4,824,787	$2,355,060
Prepaid expenses	1,603	11,055
Total Current Assets	4,826,390	2,366,115

Property and Equipment, net	96,222	110,943
Investment in gold bullions (cost $450,216 and $450,216, respectively)	431,811	437,212
Operating lease right-of-use asset, net	81,926	104,124
Security deposit	3,518	3,518

Total Assets	$5,439,867	$3,021,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$671,770	$587,794
Note payable - related party	1,617,000	1,657,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	5,427,266	5,244,560
Operating lease liability, current	47,811	44,577
Loan payable	65,292	60,000
Convertible note payable, net of debt discount of $574,876 and $246,577, respectively	1,225,124	503,423
Total Current Liabilities	9,119,555	8,162,646

Long Term Liabilities
Loan payable, net of current	59,952	95,244
Operating lease liability, net of current	35,164	59,897

Total Liabilities	9,214,671	8,317,787

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 974,412,737 and 927,378,166 shares issued and outstanding, respectively	25,207,078	22,385,132
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,678,115	9,894,179
Accumulated Deficit	(44,899,797)	(42,814,986)

Total Stockholders’ Deficit	(3,774,804)	(5,295,875)

Total Liabilities and Stockholders’ Deficit	$5,439,867	$3,021,912

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	212,419	369,312	425,438	675,899
Professional Fees	109,534	119,038	229,914	226,523
Officer’s Salary	164,845	171,694	349,653	331,592
Rent - Related Party	-	410	-	3,683
Research and Development	49,869	44,726	77,373	132,494
Total Operating Expenses	536,667	705,180	1,082,378	1,370,191

Loss from Operations	(536,667)	(705,180)	(1,082,378)	(1,370,191)

Other Income/(Expenses)

Gain on debt extinguishment (PPP)	-	-	-	90,100
Net change in unrealized appreciation on investment in gold bullion	(28,352)	-	(5,401)	-
Interest expense	(298,444)	(199,619)	(460,331)	(329,878)
Amortization of debt issue costs	(174,669)	(1,848,976)	(536,701)	(2,084,468)
Total Other Income/(Expenses)	(501,465)	(2,048,595)	(1,002,433)	(2,324,246)

Net (Loss) before Provision for Income Taxes	(1,038,132)	(2,753,775)	(2,084,811)	(3,694,437)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,038,132)	$(2,753,775)	$(2,084,811)	$(3,694,437)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	955,149,900	859,825,411	949,454,169	858,563,969

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2022

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, March 31, 2022 (Unaudited)	2	$5,217,800	950,905,044	$23,921,297	-	$-	1,122,311	$22,000	$10,599,108	$(43,861,665)	$(4,101,460)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	49,370	-	49,370

Warrants issued for services	-	-	-	-	-	-	-	-	7,929	-	7,929

Convertible debt and accrued interest conversion into common stock ($0.045/Sh-$0.064/Sh)	-	-	23,507,693	1,285,781	-	-	-	-	-	-	1,285,781

Imputed interest - related party	-	-	-	-	-	-	-	-	21,708	-	21,708

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,038,132)	(1,038,132)

Balance, June 30, 2022 (Unaudited)	2	$5,217,800	974,412,737	$25,207,078	-	$-	1,122,311	$22,000	$10,678,115	$(44,899,797)	$(3,774,804)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	103,069	-	103,069

Warrants issued for services	-	-	-	-	-	-	-	-	15,771	-	15,771

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864	-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.045/Sh-$0.064/Sh)	-	-	35,936,612	2,082,082	-	-	-	-	-	-	2,082,082

Imputed interest - related party	-	-	-	-	-	-	-	-	40,093	-	40,093

Beneficial conversion feature	-	-	-	-	-	-	-	-	625,003	-	625,003

Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(2,084,811)	(2,084,811)

Balance, June 30, 2022 (Unaudited)	2	$5,217,800	974,412,737	$25,207,078	-	$-	1,122,311	$22,000	$10,678,115	$(44,899,797)	$(3,774,804)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six monhts ended June 30, 2021

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, March 31, 2021 (Unaudited)	2	$5,217,800	856,746,795	$17,503,553	-	$-	1,122,311	$22,000	$6,089,725	$(35,709,845)	$(6,876,767)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$233,736	$-	$233,736

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$7,929	$-	$7,929

Exercise of 1,479,728 warrants for cash	-	$-	1,479,728	$88,774	$-	$-	$-	$-	$-	$-	$88,774

Convertible debt conversion into common stock ($0.0868-$0.1232/Sh)	-	$-	9,812,352	$1,044,342	$-	$-	$-	$-	$-	$-	$1,044,342

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$20,656	$-	$20,656

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,220,000	$-	$3,220,000

Net loss for the three months ended June 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(2,753,775)	$(2,753,775)

Balance, June 30, 2021 (Unaudited)	2	$5,217,800	868,038,875	$18,636,669	-	$-	1,122,311	$22,000	$9,572,046	$(38,463,620)	$(5,015,105)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Common Stock Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$338,831	$-	$338,831

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$23,787	$-	$23,787

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of 3,816,522 warrants in exchange for stock	-	$-	3,816,522	$470,091	$-	$-	$-	$-	$(292,533)	$-	$177,558

Convertible debt conversion into common stock ($0.0868-$0.1232/Sh)	-	$-	9,812,352	$1,044,342	$-	$-	$-	$-	$-	$-	$1,044,342

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$41,085	$-	$41,085

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,670,000	$-	$3,670,000

Net loss for the six months ended June 30, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(3,694,437)	$(3,694,437)

Balance, June 30, 2021 (Unaudited)	2	$5,217,800	868,038,875	$18,636,669	-	$-	1,122,311	$22,000	$9,572,046	$(38,463,620)	$(5,015,105)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(2,084,811)	$(3,694,437)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	14,721	13,446
Gain on debt extinguishment (PPP)	-	(90,100)
Net change in unrealized appreciation in gold bullions	5,401	-
Amortization of debt discount	536,701	2,084,468
Imputed interest - related party	40,093	41,085
Warrants issued/(cancelled) to consultants	118,840	319,911
Changes in operating assets and liabilities:
Decrease in prepaid expenses	9,453	890
Operating lease right-of-use, net	22,198	68,254
Increase in accrued expenses and other payables - related party	182,706	224,653
Increase in accounts payable	216,060	135,503
Operating lease liabilities, current	(21,499)	(70,478)
Net Cash Used In Operating Activities	(960,137)	(966,805)

Cash Flows From Investing Activities:
Purchase of Fixed Assets	-	(5,120)
Net Cash Used In Investing Activities	-	(5,120)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(40,000)	-
Proceeds from convertible note payable, net of original issue discount	2,990,000	3,670,000
Payment of debt offering costs	(230,000)	-
Principal payments on debt	(30,000)	(25,000)
Proceeds from warrant exercise	739,864	177,558
Net Cash Provided by Financing Activities	3,429,864	3,822,558

Net Increase in Cash	2,469,727	2,850,633

Cash at Beginning of Period	2,355,060	816,907

Cash at End of Period	$4,824,787	$3,667,540

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$292,533
Beneficial conversion feature in connection with convertible debt	$-	$3,670,000
Adoption of lease standard ASC 842	$-	$79,862
Cancellation and forgiveness of lease - related party	$-	$44,419
Warrant Discount on Debt	$625,003
Shares issued in connection with convertible note payable	$2,082,082	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2022

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

Cash

For the purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of June 30, 2022 or December 31, 2021.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2022 and December 31, 2021, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2022 and 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2022	December 31, 2021

Stock Warrants (Exercise price - $0.001- $0.25/share)	54,660,034	48,972,277
Stock Options (Exercise price - $0.1150/Share)	26,802,500	26,802,500
Convertible Debt	18,172,446	6,470,674
Convertible Preferred Stock	2	2
Total	99,634,982	82,245,453

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

There were no impairment losses recorded for the three and six months ended June 30, 2022 and 2021.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2022 and 2021.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	June 30, 2022	December 31, 2021
Level 1 – Investment in Gold	$431,811	$437,212
Level 2	$-	$-
Level 3	$-	$-
Total	$431,811	$437,212

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

The following tables summarize activity in gold bullion for the quarter ended June 30, 2022:

Quarter Ended June 30, 2022	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized gain	-	-	(5,401)
Ending balance	239	$1,884	$431,811

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

For the three and six months ended June 30, 2022 and 2021, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At June 30, 2022 and December 31, 2021, the Company had approximately $4,230,341 and $2,092,420, respectively in excess of FDIC insurance limits.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has a working capital deficiency of $4,293,165 and stockholders’ deficiency of $3,774,804 and used $960,137 of cash in operations for the six months ended June 30, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2022 and December 31, 2021, property and equipment, net, is as follows:

	June 30, 2022	December 31, 2021
Automobile	$41,805	$41,805
Laboratory Equipment	118,890	118,890
Office Equipment	7,260	7,260
Leasehold Improvements	82,739	82,739
Less: Accumulated Depreciation	(154,472)	(139,751)
Total Property and Equipment, net	$96,222	$110,943

Depreciation expense for the three months ended June 30, 2022 and 2021, was $7,270 and $6,778, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021, was $14,721 and $13,446, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended June 30, 2022 and 2021, was $0 and $3,683, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and removed the associated ROU asset and lease liability of $44,419.

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

Right to use assets is summarized below:

June 30, 2022
Right to use assets, net	51,381
Right to use assets, net	30,545
Total	$81,926

During the six months ended June 30, 2022, the Company recorded $27,275 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2022
Operating lease liability, net	52,430
Operating lease liability, net	30,545
Total	82,975
Less: short term portion	(47,811)
Long term position	$35,164

Lease expense for the six months ended June 30, 2022 was comprised of the following:

Operating lease expense	$11,477
Operating lease expense	$2,161

NOTE 5 ACCRUED INTEREST – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our principal stockholder. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the same stockholder. On January 8, 2018 and March 31, 2018, the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the same stockholder as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its principal stockholder.

Total loan payable to principal stockholder for as of June 30, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the six months ended June 30, 2022, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,267.

During the six months ended June 30, 2021, the Company recorded $41,085 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $26,662.

NOTE 6 NOTE PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty-four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the six months ended June 30, 2022, the Company paid $30,000 of the loan balance (See Note 8 (A)):

1. $1,000 per month for the first six months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty-three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

On July 8, 2021, the Company entered into an amendment to the March 1, 2019 agreement. As of the date of the amendment, the remaining outstanding balance is $180,244. The loan repayment commenced immediately following the amendment and will extend over a fourteen-month period with the following terms:

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

As of June 30, 2022, the above two notes were fully converted, with the no remaining balance due.

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

Additionally, the Company issued 12,000,000 five-year (5) warrants with an exercise price of $0.12 per share, and 4,285,714 warrants with an exercise price of $0.14 per share during the three months ended June 30, 2022. The warrants had a fair value of $1,071,437, based upon using a black-scholes option pricing model with the following inputs:

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

On April 29, 2022, the Company issued 4,272,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,918 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On May 17, 2022, the Company issued 3,628,325 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,726 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 6, 2022, the Company issued 3,549,793 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,178 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 14, 2022, the Company issued 2,902,922 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 21, 2022, the Company issued 3,393,979 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,068 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 30, 2022, the Company issued 3,401,877 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,425 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

The Company issued a $1,500,000, thirteen-month (13), unsecured, convertible note on April 11, 2022, which is due May 11, 2023. The convertible note bears interest at 10%. The note contains a discount to market feature, whereby, the lender can purchase stock at 85% of the lowest trading price for a period of ten (10) days preceding the conversion date.

The Company also paid $115,000 as a debt issuance cost to a placement agent for services rendered. These costs are considered to be a component of the total debt discount.

The following represents a summary of the Company’s convertible debt at June 30, 2022:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2021	$503,423	$-
Proceeds – net	3,000,000	-
Debt discount and issue costs recorded	(865,000)	-
Conversion of debt into common shares	(1,950,000)
Amortization of debt discount	536,701	-
Balance – June 30, 2022	$1,225,124	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2021	$31,657	$-
Interest Expense June 30, 2022	236,151	-
Interest conversion into common shares	(132,082)
Balance – June 30, 2022	$135,726	$-

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

On April 11, 2022, the Company extended the expiration date of the warrant issued on May 28, 2015 to May 27, 2025. No additional expense was recorded.

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the six months ended June 30, 2022 the Company recorded $51,363 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the six months ended June 30, 2022, the Company recorded $51,706 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the six months ended June 30, 2022, the Company recorded $15,711 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Balance, December 31, 2021	48,972,279		2.64
Granted	16,785,714	-	-
Exercised	(11,097,959)	-	-
Cancelled/Forfeited	-	-	-
Balance, June 30, 2022	54,660,032	-	3.65
Intrinsic Value	$701,000

For the six months ended June 30, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.94	$651,000
$0.056	1,000,000	3.02	$4,000
$0.04	2,300,000	4.26	$46,000
$0.08	3,699,320	0.68	$-
$0.2299	8,250,000	2.72	$-
$0.16	3,125,000	3.45	$-
$0.25	8,000,000	3.73	$-
$0.1160	500,000	3.02	$-
$0.12	12,500,000	4.55	$-
$0.14	4,285,714	4.55	$-

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.07	$913,900
$0.056	1,000,000	3.52	$27,900
$0.04	2,300,000	4.75	$100,970
$0.06	7,398,639	0.18	$176,827
$0.08	3,699,320	0.18	$14,427
$0.08	3,699,320	1.18	$14,427
$0.2299	8,250,000	3.21	$-
$0.16	3,125,000	4.95	$-
$0.25	8,000,000	4.23	$-
$0.1160	500,000	3.52	$-

For the six months ended June 30, 2022, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	18.621

For the year ended December 31, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life

$0.115	-	26,802,500	19.11

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

(E) Common Stock Issued for Debt

On June 30, 2022, the Company issued 3,401,877 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,425 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 21, 2022, the Company issued 3,393,979 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $3,068 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 14, 2022, the Company issued 2,902,922 shares of Common Stock in exchange for conversion of $100,000 of principle balance on a convertible debenture and $60,822 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On June 6, 2022, the Company issued 3,549,793 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,178 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On May 17, 2022, the Company issued 3,628,325 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $5,726 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On April 14, 2022, the Company issued 2,358,380 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $1,644 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

On April 29, 2022, the Company issued 4,272,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,918 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2022 the agreement renewed again with the same terms, but with an annual salary of $422,561 for the year ended December 31, 2022. As of June 30, 2022 and 2021, the accrued salary balance is $2,986,550 and $2,991,191, respectively (See Note 10).

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

As of June 30, 2022 and December 31, 2021, the Company owes $2,663 and $3,195, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2022 and December 31, 2021, the accrued salary balance is $888 and $1,065, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the six months ended June 30, 2022, the Company paid $30,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2022 and December 31, 2021, the outstanding balance is $65,292. For the six months ended June 30, 2022, the Company recorded $980 in interest expensed and related accrued interest payable.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. Pursuant to the addendum, the Company agreed to issue either 200,000 preferred shares with the following preferences; no dividends and voting rights equal to 100 common shares per share of preferred stock or the payment of $120,000, the officer agreed to terminate the royalty payments due under the agreement and give title to the exclusive license for the non-protective apparel use of the intellectual property to the Company. On the date of the agreement, the Company did not have any preferred stock authorized with the required preferences. In accordance with FASB ASC No. 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007, one year anniversary of the addendum, should be recorded as an accrued expense until such time as the Company has the ability to assert that it has preferred shares authorized. As of December 31, 2021 the outstanding balance is $65,292. Additionally, the accrued expenses are accruing 7% interest per year. As of June 30, 2022, the Company recorded interest expense and related accrued interest payable of $980.

On November 10, 2010, the Company entered into an employment agreement, with its CEO, effective January 1, 2011 through the December 31, 2015. Subsequently, on January 1, 2018 the agreement renewed with the same terms for another 5 years with an annual salary of $422,561 for the year ended December 31, 2022. As of June 30, 2022 and 2021, the accrued salary balance is $2,986,550 and $2,991,191, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company owes $2,663 and $3,195, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to an annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2022 and December 31, 2021, the accrued salary balance is $888 and $1,065, respectively.

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

Total loan payable to principal stockholder for as of June 30, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the six months ended June 30, 2022, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,267.

During the six months ended June 30, 2021, the Company recorded $41,085 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $26,662.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for three months ended June 30, 2022 and 2021 was $0 and $3,273, respectively. The Company ended this lease on April 5, 2021.

As of June 30, 2022 and December 31, 2021, there was $351,054 and $347,156, respectively, included in accounts payable and accrued expenses - related party, which is owed to the Company’s Chief Executive Officer and Chief Operations Officer.

As of June 30, 2022 there was $1,859,901 of accrued interest- related party and $163,175 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of December 31, 2021, there was $1,703,019 of accrued interest- related party and $135,908 in shareholder loan interest – related party included in accounts payable and accrued expenses – related party, which is owed to the Company’s Chief Executive officer.

As of June 30, 2022, the Company owes $2,986,550 in accrued salary to its principal stockholder, $2,663 to the Company’s COO, $888 to Director of Prodigy Textiles and $27,493 to its office employees.

As of December 31, 2021, the Company owes $2,991,191 in accrued salary to its principal stockholder, $3,195 to the Company’s COO, $1,065 to Director of Prodigy Textiles and $24,048 to its office employees.

The Company owes $65,292 in royalty payable to related party as of June 30, 2022 and December 31, 2021.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 1, 2022 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On July 15, 2022, the Company signed an agreement with Global Silk Solutions Joint Stock Company (GSS). Under this agreement, GSS will serve as a contract manufacturer for the Company’s recombinant spider silk.

On July 19, 2022, the Company issued 4,364,987 shares of Common Stock in exchange for conversion of $200,000 of principle balance on a convertible debenture and $6,027 of accrued interest.

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

We are experiencing our strongest cash position to date and plan to expand production, expand product offering and accelerate R&D on near term products.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydasilkTM, SpydraTM and others.

●	We plan to continue to develop and sign agreements with 3rd party contract manufactures to expand the production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM.

●	We plan to continue the expansion of our production operations at our facilities in Quang Nam, Vietnam in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory, as needed.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $177,000 over the last 6 months on research and development of high strength polymers. In the first half of 2022, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in the second half of 2022 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2022 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

●	We have initiated and plan to accelerate our efforts for large scale U.S. production. This work will include the research and possible production of a new transgenic tailored specifically domestic production.

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

Impact of COVID-19 Outbreak

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world relating to coronavirus include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. Governmental actions taken relating to coronavirus are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While the closures and limitations on movement, domestically and internationally, are expected to be temporary, if these actions continue, the duration of the supply chain disruption could reduce the availability or result in delays, of materials or supplies to and from the Company, which in turn could materially interrupt the Company’s business operations. Given the speed and frequency of the continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its consolidated results of operations. We have taken every known and reasonable precaution possible to ensure the safety of our employees.

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

Maxim Group LLC received a cash placement agent fee of $345,000.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2022 as compared to the three month period ended June 30, 2021, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30,			Increase
	2022	2021	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	212,419	369,312	(156,893)	-42.48%
Professional Fees	109,534	119,038	(9,504)	-7.98%
Officer’s Salary	164,845	171,694	(6,849)	-3.99%
Rent - Related Party	-	410	(410)	-100.00%
Research and Development	49,869	44,726	5,143	11.50%
Total operating expenses	536,667	705,180	(168,513)	-23.90%
Loss from operations	(536,667)	(705,180)	168,513	-23.90%
Interest expense	(298,444)	(199,619)	(98,825)	49.51%
Amortization of debt issue costs	(174,669)	(1,848,976)	1,674,307	-90.55%
Net change in unrealized appreciation on investment in gold bullion	(28,352)	-	(28,352)	-100.00%
Net Loss	$(1,038,132)	$(2,753,775)	1,715,643	-62.30%

Net Revenues: During the three months ended June 30, 2022, we realized $0 of revenues from our business. During the three months ended June 30, 2021, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2022 and 2021 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2022 were $0, as compared to $0 for the three months ended June 30, 2021, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2022, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2021, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2022, we incurred $49,869 of research and development expenses. During the three months ended June 30, 2021, we incurred $44,726 of research and development expenses. This was an increase of $5,143 or 11.50% in 2022 compared with the same period in 2021. This increase was due to an increase in research spending.

Professional Fees: During the three months ended June 30, 2022, we incurred $109,534 of professional expenses, which decreased by $9,504 or 7.98% from $119,038 for the three months ended June 30, 2021. This decrease was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended June 30, 2022, officers’ salary expenses decreased to $164,845 or 3.99% from $171,694 for the three months ended June 30, 2021. This decrease was primarily due to a 6% annual increase for the Company’s CEO and offset by a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses decreased by $156,893 or 42.48% to $212,419 for the three months ended June 30, 2022 from $369,312 for the three months ended June 30, 2021. Our general and administrative expenses for the three months ended June 30, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $23,797, travel of $12,388, consulting $30,000 and office salary of $146,234 for a total of $212,419. Our general and administrative expenses for the three months ended June 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $344,743, travel of $3,420, and office salary of $21,149 for a total of $369,312.

Rent – Related Party: During the three months ended June 30, 2022, rent- related party expense decreased to $0 or 100% from $410 for the three months ended June 30, 2021. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $28,352 to $28,352 for the three-month period ended June 30, 2022 from $0 for the three month period ended June 30, 2021. The decrease was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $98,825 to $298,444 for the three-month period ended June 30, 2022 from $199,619 for the three month period ended June 30, 2021. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $174,669, or 90.55% for the three months ended June 30, 2022 compared to $1,848,976 for the three months ended June 30, 2021. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $1,715,643, or 62.30%, to a net loss of $1,038,132 for the three-month period ended June 30, 2022 from a net loss of $2,753,775 for the three month period ended June 30, 2021. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense and professional fees, general and administrative expenses and offset by an increase in research and development fees.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2022 as compared to the six month period ended June 30, 2021, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30,			Increase
	2022	2021	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	425,438	675,899	(250,461)	-37.06%
Professional Fees	229,914	226,523	3,391	1.50%
Officer’s Salary	349,653	331,592	18,061	5.45%
Rent - Related Party	-	3,683	(3,683)	-100.00%
Research and Development	77,373	132,494	(55,121)	-41.60%
Total operating expenses	1,082,378	1,370,191	(287,813)	-21.01%
Loss from operations	(1,082,378)	(1,370,191)	287,813	-21.01%
Interest expense	(460,331)	(329,878)	(130,453)	39.55%
Amortization of debt issue costs	(536,701)	(2,084,468)	1,547,767	-74.25%
Net change in unrealized appreciation on investment in gold bullion	(5,401)	-	(5,401)	-100.00%
Gain on debt extinguishment (PPP)	-	90,100	(90,100)	-100.00%
Net Loss	$(2,084,811)	$(3,694,437)	1,609,626	-43.57%

Net Revenues: During the six months ended June 30, 2022, we realized $0 of revenues from our business. During the six months ended June 30, 2021, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2022 and 2021 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2022 were $0, as compared to $0 for the six months ended June 30, 2021, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2022, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2021, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2022, we incurred $77,373 of research and development expenses. During the six months ended June 30, 2021, we incurred $132,494 of research and development expenses. This was a decrease of $55,121 or 41.60% in 2022 compared with the same period in 2021. This decrease was due to an increase in research spending.

Professional Fees: During the six months ended June 30, 2022, we incurred $229,914 of professional expenses, which increased by $3,391 or 1.50% from $226,523 for the six months ended June 30, 2021. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the six months ended June 30, 2022, officers’ salary expenses increased to $349,653 or 5.45% from $331,592 for the six months ended June 30, 2021. This increase was primarily due to a 6% annual increase for the Company’s CEO and a reinstatement of salary for the CEO, which he voluntarily suspended during the forced shutdown of the Company’s Vietnam operations due to COVID in 2020.

General and Administrative Expense: General and administrative expenses decreased by $250,461 or 37.06% to $425,438 for the six months ended June 30, 2022 from $675,899 for the six months ended June 30, 2021. Our general and administrative expenses for the six months ended June 30, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $139,687, travel of $15,389, consulting $60,000 and office salary of $210,362 for a total of $425,438. Our general and administrative expenses for the six months ended June 30, 2021 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants issued for services) of $99,198, travel of $6,515, and office salary of $120,810 for a total of $675,899.

Rent – Related Party: During the six months ended June 30, 2022, rent- related party expense decreased to $0 or 100% from $3,683 for the six months ended June 30, 2021. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $5,401 to $5,401 for the six-month period ended June 30, 2022 from $0 for the six month period ended June 30, 2021. The decrease was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $130,453 to $460,331 for the six-month period ended June 30, 2022 from $329,878 for the six month period ended June 30, 2021. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $1,547,767, or 74.25% for the six months ended June 30, 2022 compared to $536,701 for the six months ended June 30, 2021. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss increased by $1,609,626, or 43.57%, to a net loss of $2,084,811 for the six-month period ended June 30, 2022 from a net loss of $3,694,437 for the six month period ended June 30, 2021. This increase in net loss was primarily attributable to increases in amortization of original issue debt discount, warrant expense and professional fees and offset by a decrease in general and administrative expenses and research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $2,084,811 during the six months ended June 30, 2022, and losses are expected to continue in the near term. The accumulated deficit is $44,899,797 at June 30, 2022. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2022, we had $4,824,787 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2022 as compared to December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Cash	$4,824,787	$2,355,060
Prepaid expenses	$1,603	$11,055
Total current assets	$4,826,390	$2,366,115
Total assets	$5,439,867	$3,021,912
Total current liabilities	$9,119,555	$8,162,646
Total liabilities	$9,214,671	$8,317,787

At June 30, 2022, we had a working capital deficit of $4,293,165 compared to a working capital deficit of $5,796,531 at December 31, 2021. Current liabilities increased to $9,119,555 at June 30, 2022 from $8,162,646 at December 31, 2021, primarily as a result of accounts payable, note payable, convertible note payable, and accrued compensation.

For the six months ended June 30, 2022, net cash used in operations of $960,137 was the result of a net loss of $2,084,811 offset by depreciation expense of $14,721, net change in unrealized depreciation in gold bullions of $5,4011, amortization of debt discount of $436,704, warrants issuance of $118,840, imputed interest on related party loans of $40,093, decrease in prepaid expenses of $9,453 and a decrease in operating lease right of use of $22,198, an increase of accrued expenses and other payables-related party of $182,706, increase in accounts payable of $216,057 and a decrease in operating lease liabilities of $21,499.

For the six months ended June 30, 2021, net cash used in operations of $966,805 was the result of a net loss of $3,694,437 offset by depreciation expense of $13,446, gain on debt extinguishment of PPP loan of $90,100, amortization of debt discount of $2,084,468, warrants issuance of $319,911, imputed interest on related party loans of $41,085, decrease in prepaid expenses of $890 and a decrease in operating lease right of use of $112,673, an increase of accrued expenses and other payables-related party of $224,653, increase in accounts payable of $135,503 and a decrease in operating lease liabilities of $114,89

Net cash used in our investing activities were $0 and $5,120 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Our financing activities resulted in a cash inflow of $3,429,864 for the six months ended June 30, 2022 is represented by proceeds from convertible notes payable, net of $2,990,000, repayment of notes payable – related party of $40,000, $30,000 loan repayment, payment of debt offering costs of $230,000, and proceeds from a warrant exercise for $739,864.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found on our registration statement on Form S-1.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 1, 2022	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

