Form 10-K
period 2022-12-31
Kraig Biocraft Laboratories, Inc
filed 2023-03-29
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-56232

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to Section 249.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $49,980,154. The aggregate market value was computed by reference to the last sale price ($0.0585) price per share) of such common equity as of that date.

As of March 29, 2023, the registrant had 1,033,374,219 shares of common stock issued and outstanding.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2022 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2022 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In January 2022, we completed production of the first Dragon Silk yarn produced entirely in Vietnam. The finished recombinant spider silk yarn was spun from raw spider silk produced at Prodigy Textiles. We believe this production fully integrated Prodigy Textiles into Vietnam’s substantial silk textile industry. Vietnam produced nearly 1,000 metric tons of mundane silk in 20201. While Prodigy Textiles remains focused on ramping up the output of recombinant spider silk cocoons, these supporting vendors will play an essential role in processing that silk into finished goods for a wide range of consumer markets. We plan to ship this Dragon Silk yarn to SpydaSilk Enterprises in Singapore, a joint venture partially owned by the Company for weaving into fabrics and finished garments. The Company expects that Prodigy Textiles will continue to leverage expanding silk production to address the material needs of SpydaSilk and make additional materials available for purchase to fill the numerous and backlogged material requests it has received.

On July 15, 2022, we signed an agreement with Global Silk Solutions Joint Stock Company (GSS). Under this agreement, GSS will serve as a contract manufacturer for the Company’s recombinant spider silk.

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

Pursuant to the Agreement, the parties have formed a joint venture to develop and sell the Company’s spider silk fibers under the new innovative apparel and fashion brand, trade named SpydaSilk™ and potential other trademarks to be announced. All intellectual property related to SpydaSilk™ will be jointly owned by the Company and Kings. Under the terms of the Agreement, the Company granted the joint venture and the SpydaSilk Enteprises Pte. Ltd. brand an exclusive geographic license to all the Company’s technologies for the Association of Southeast Asian Nations, in exchange for a 4-year firm commitment to purchase up to $32 million of the Company’s raw recombinant spider silk over the 4-year period, with an initial payment of $250,000 to the Company. Kings is projected to purchase an additional $8 million of material in the fourth year and due to lags in production, the Company expects to extend the time period for the purchase commitment, but there is no guarantee that SpydaSilk will agree to such extension or that such additional purchase will be made. Upon commencement, in consideration for its ownership position in the joint venture, the Company shall issue 1,000,000 shares of its common stock to Kings.

1 https://inserco.org/en/statistics

The Agreement has a 60-month term, which can be terminated at any time by mutual agreement following a consultation period of 120 days, or such other period as agreed by the parties. If applicable, the parties will honor their share of committed expenditures of the joint venture and King will repay the Company any unused brand funds.

Yorkville Transaction

On January 18, 2022, we entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt company (“Yorkville”), pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of November 17, 2022, all debentures to Yorkville pursuant thereto have been satisfied. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below.

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

The Securities Purchase Agreement also contained customary representation and warranties of the Company and the Investor, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

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

In August 2019, we received authorization from Governmental authorities to begin rearing genetically enhanced silkworms at our production facility in Quang Nam, Vietnam. In October 2019, we delivered the first batch of these silkworms and began operations. These silkworms served as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of our transgenic silkworms at the Quang Nam factory. Seasonal challenges in late December 2019 slowed production operations and Governmental restrictions imposed due to the global COVID pandemic further delayed our operations in 2020. In January of 2021, we received the first shipment of silk from our factory in Vietnam. We believe that we will be able to target metric tons of capacity of our recombinant spider silk fiber per annum from our Vietnamese operations once we reach maximum utilization. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

We contract with local farmers to cultivate and harvest fresh mulberry for our operations. Prodigy Textiles has also established its own mulberry rearing operations as part of our supply chain resilience program. Prodigy Textiles has hired local workers with experience in sericulture production to care for and raise our silkworms through the five instars, or stages, of the silkworm life cycle, including the final instar when the mature caterpillars produce a cocoon comprised of pure silk. These cocoons are then reeled to our specifications to form the final recombinant spider silk threads such as Dragon SilkTM and Monster Silk®.

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

Working with our contract manufacturer in Vietnam we have identified robustness and acclimation of our silkworm strain to the local climate as the most significant challenges to production. We are working to overcome these challenges by acclimating our silkworms to the local environment and accelerating the introduction of our multi-strain hybrids. These efforts are targeted to increase overall robustness and cocoon size.

We believe that we will be able to target metric tons of capacity of recombinant spider silk fiber per annum from our operations in Vietnam once we reach maximum utilization of our current facilities. This capacity will allow us to address our anticipated initial demand for applications in the protective, performance, and luxury textile markets.

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

1https://www.grandviewresearch.com/industry-analysis/technical-textiles-market#:~:text=Report%20Overview,4.5%25%20from%202020%20to%202027.

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

During the fiscal years ended December 31, 2022 and 2021, we have spent approximately 10,375 hours and 9,505 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

As of the date of this Report, our research and development efforts remain focused on growing our internal capabilities, but we may consider renewing funding of the collaborative research and development of high strength polymers with Notre Dame or other joint development opportunities; we have not had any formal discussions regarding any such collaborations.

We have initiated production of our recombinant materials including Monster Silk® and Dragon SilkTM. Additionally, we plan to accelerate both our microbiology and selective breeding programs, as well as providing more resources for their material and genetic testing protocols in 2023.

A key aspect of our research program is designed to target the biggest immediate hurdle to production, the robustness of our silkworms within the large-scale production environment. Working with our contract manufacture in Vietnam we have identified robustness and acclimation of our silkworm lines to the local climate as the most significant challenge to production. Our research department has initiated, and we are accelerating a hybridization program, which is explicitly designed to increase robustness and cocoon size.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented gene-splicing technologies for use in silkworm.

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

In 2017, we opened a research and development facility to expand on the work conducted at Notre Dame. Since opening this new facility, we have expanded our intellectual property portfolio with multiple additional provisional and utility patent filings based on new discoveries and inventions and made numerous advancements that have decreased the development time for new technologies, none of which rely on the patented material from our collaboration with Notre Dame. We will continue to utilize this in-house research facility to expand and strengthen its patent portfolio while also maintaining and growing its trade secret technologies approach to genetic advancement. We are actively working to develop and patent new approaches to the development of genetically engineering silkworms, underlying construction techniques, and fundamental genetic sequences for improved material performance.

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

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status
Chimeric Spider Silk Polypeptides and Fibers Uses Thereof	United States of America	14/754916	30-Jun-2015			Under Exam
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	14/754946	30-Jun-2015			Under Exam
A Nucleic Acid Encoding a Chimeric Spider Silk Polypeptide, Chimeric Spider Silk Polypeptide, Composite Fiber Comprising the Chimeric Spider Silk Polypeptide and Method of Preparing a Transgenic Silkworm	Vietnam	1-2013-01306	25-Apr-2013	26612	03-Nov-2020	Granted
Method of Preparing a Transgenic Silkworm, Transgenic Silkworm, Manufacturing Method for the Production of Chimeric Spider Silk Composite Fiber and Genetic Construct	Vietnam	1-2020-05354	17-Sep-2020			Pending
Chimeric Spider Silk and Uses thereof	Australia	2011314072	26-Apr-2013	2011314072	13-Jul-2017	Granted
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011	2812791	14-Jul-2020	Granted
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	European Patent Convention	11833071.1	26-Apr-2013	2621957	02-Jun-2021	EP Granted
Chimeric Spider Silk and Uses thereof	Germany	11833071.1	26-Apr-2013	602011071095.8	02-Jun-2021	Granted
Chimeric Spider Silk and Uses thereof	France	11833071.1	26-Apr-2013	2621957	02-Jun-2021	Granted
Chimeric Spider Silk and Uses thereof	India	3574/DELNP/2013	22-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Japan	2013-530432	26-Mar-2013			Pending
Chimeric Spider Silk and Uses Thereof	Japan	2017-038829	01-Mar-2017			Under Exam
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2018-7034773	30-Nov-2018	10-2063002	30-Dec-2019	Granted
Modification of Heavy Chain Fibroin In Bombyx Mori	United States of America	17/172818	10-Feb-2021			Published
Modification of Heavy Chain Fibroin In Bombyx Mori	Patent Cooperation Treaty	PCT/US2021/017544	11-Feb-2021			Published
Modification of Heavy Chain Fibroin In Bombyx Mori	European Patent Convention	21753525.1	07-Sep-2022			Published
Synthesis of High Molecular Weight Proteins Using Inteins	United States of America	17/377312	15-Jul-2021			Published
Synthesis of High Molecular Weight Proteins Using Inteins	Patent Cooperation Treaty	PCT/US2021/041965	16-Jul-2021			Published
Synthesis of High Molecular Weight Proteins Using Inteins	European Patent Convention	21841571.9	20-Jan-2023			Pending
Synthesis Of Non-Native Proteins In Bombyx Mori By Modifying Sericin Expression	United States of America	17/377318	15-Jul-2021			Published
Synthesis Of Non-Native Proteins In Bombyx Mori By Modifying Sericin Expression	Patent Cooperation Treaty	PCT/US2021/041968	16-Jul-2021			Published
Synthesis Of Non-Native Proteins In Bombyx Mori By Modifying Sericin Expression	European Patent Convention	21843411.6	20-Jan-2023			Pending

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

In 2014, the following six trademarks were issued to the Company; the Company shall use these trademarks for product branding in the future:

Marks

Monster SilkTM

SpiderpillarTM

SpilkTM

Monster WormTM

Spider WormTM

Spider MothTM

In 2021, through its Singapore based joint venture the following four trademarks were issued. The Company shall use these trademarks to brand fabrics and apparel using its recombinant spider silk technologies.

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

Governmental Regulations

We are subject to U.S. federal, state and local laws and regulations, as well as Vietnam central, provisional, and district laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of the products we sell, the methods we use to sell these products and/or the production of the products we sell. We believe that we are in material compliance with all such applicable laws and regulations, although no assurance can be provided that this will remain true in the future. Laws and their interpretations can change. With regards to areas where law is vague, lacking, or could be subject to interpretation we endeavor to conform to wide spread industry norms.

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

Based on our research and internal assessments, the following chart illustrates why we believe we have a competitive advantage over our three main, known competitors:

Employees

The Company currently employs between 8-11 people at its U.S. facilities, 6 full-time and up to 5 part-time, including Kim Thompson, our officer and sole director and Jonathan R. Rice, our Chief Operating Officer. The Company employs between 8-30 full time personnel at its Vietnamese subsidiary depending on the production cycle. We plan to hire more persons on as-needed basis.

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

On May 9, 2019, we signed a 5-year property lease for 4,560.57 square meters of space in the Socialist Republic of Vietnam at a rent of approximately $91,791 in each of year one and two and with a 5% increase per year for years three through five. On August 1, 2021, the Company terminated this lease and moved operations to a better facility at a lower lease rate. We entered into that new lease on July 21, 2021 as described below.

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

On July 1, 2021, the Company signed a 5-year property lease in the Socialist Republic of Vietnam which consists of 30,000 square meters of property and 6,000 square meter of buildings, which it leases at a rate of approximately $8,645 per year for each of the five years.

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

	High	Low
Fiscal 2021
Quarter ended March 31, 2021	$0.198	$0.1237
Quarter ended June 30, 2021	$0.17	$0.11
Quarter ended September 30, 2021	$0.1225	$0.075
Quarter ended December 31, 2021	$0.102	$0.06
Fiscal 2022
Quarter ended March 31, 2022	$0.11	$0.07
Quarter ended June 30, 2022	$0.09	$0.06
Quarter ended September 30, 2022	$0.07	$0.05
Quarter ended December 31, 2022	$0.05	$0.03

As of March 28, 2023, the last reported sale price of our Common Stock on the OTCQB was $0.03475 per share.

Holders

As of March 29, 2023 in accordance with our transfer agent records, we had 33 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	26,520,000	0	123,203,751
Total	26,520,000	0	123,203,751

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 29,840,000 options have been issued pursuant to the Plan (although some have been cancelled) and 123,203,751 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

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

On January 18, 2022, we entered into another securities purchase agreement with Yorkville, pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of November 17, 2022 all debentures to Yorkville thereto have been satisfied. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below.

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

On November 17, 2022, the Company issued 5,935,360 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $164 of accrued interest.

On February 16, 2023, the Company issued 2,434,211 shares of Common Stock in exchange for the cashless exercise of 2,500,000 warrants.

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

The following section reflects management’s views on the financial condition as of December 31, 2022 and 2021, and the results of operations and cash flows for the fiscal years ended December 31, 2022 and 2021. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this report.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2022 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2022 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydasilkTM, SpydraTM and others.

●	We plan to continue the expansion of our production operations at our facilities in Quang Nam, Vietnam in accordance with our investment and enterprise registration certificates, including the planting of additional mulberry fields in collaboration with local farming cooperatives and the hiring of additional direct staff for our factory, as needed.

●	We plan to overcome the current bottleneck in production by improving the overall robustness of our recombinant spider silk lines through a combination of climate acclimation and implementation of a multiple-strain hybrid breeding program. This program has already been initiated and is being rapidly accelerated.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $177,000 over the last 12 months on research and development of high strength polymers. In 2022, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2023 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research which overlap the company’s existing research and development. One such potential area for collaborative research which the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2023 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydasilkTM, and SpydraTM

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

2 https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5131771/

https://www.yourgenome.org/facts/what-is-genome-editing

https://ghr.nlm.nih.gov/primer/genomicresearch/genomeediting

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

January 2022

On January 18, 2022, we entered into a securities purchase agreement with YA II PN, LTD., a Cayman Islands exempt company (“Yorkville”), pursuant to which Yorkville purchased secured convertible debentures (the “Securities Purchase Agreement”) in the aggregate principal amount of USD$3,000,000 (the “Convertible Debentures”), which are convertible into shares of Common Stock (as converted, the “Conversion Shares”), of which a secured convertible debenture (the “First Convertible Debenture”) in the principal amount of $1,500,000 (the “First Convertible Debenture Purchase Price”) shall be issued upon signing the Securities Purchase Agreement and a secured convertible debenture (the “Second Convertible Debenture,” together with the First Convertible Debenture, each a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the principal amount of $1,500,000 (the “Second Convertible Debenture Purchase Price”) shall be issued on or about the date that the Securities and Exchange Commission declares the registration statement registering the shares of common stock underlying the notes effective (collectively, the First Convertible Debenture Purchase Price and the Second Convertible Debenture Purchase Price shall collectively be referred to as the “Purchase Price”) (the “Yorkville Transaction”). These additional funds, together with those from the previously completed transactions we conducted with Yorkville between December 2020 and March 2021, account for an $8 million total Yorkville investment; as of November 17, 2022, all debentures to Yorkville pursuant thereto have been satisfied. The Company also issued Yorkville a warrant to purchase 12,500,000 shares of the Company’s Common Stock, at an initial exercise price of $0.12 per share and a warrant to purchase 4,285,714 shares of the Company’s Common Stock, at an initial exercise price of $0.14 per share. The warrants have a term of five (5) years and can be exercised via cashless exercise. If the Company issues or sells securities at a price less than the applicable warrant exercise price, the exercise price of the applicable warrant shall be reduced to such lower price. The warrants also have the same ownership cap as set forth in the Convertible Debentures, as described below.

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

The Securities Purchase Agreement also contained customary representation and warranties of the Company and the Investor, indemnification obligations of the Company, termination provisions, and other obligations and rights of the parties.

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

Results of Operations for the Years ended December 31, 2022 and 2021

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2022 as compared to the year ended December 31, 2021, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended			% Change
	December 31,			Increase
	2022	2021	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	825,460	1,496,725	(671,265)	-44.85%
Professional Fees	339,710	326,982	12,728	3.89%
Officer’s Salary	779,742	734,427	45,315	6.17%
Rent - Related Party	-	3,683	(3,683)	-100.00%
Research and Development	176,431	197,745	(21,314)	-10.78%
Total operating expenses	2,121,343	2,759,562	(638,219)	-23.13%
Loss from operations	(2,121,343)	(2,759,562)	638,219	-23.13%
Interest expense	(609,129)	(660,419)	51,290	-7.77%
Amortization of debt issue costs	(1,111,580)	(4,702,918)	3,591,338	-76.36%
Net change in unrealized appreciation on investment in gold bullion	38	(13,004)	13,042	-100.00%
Gain on debt extinguishment (PPP)	-	90,100	(90,100)	-100.00%
Net Loss	$(3,842,014)	$(8,045,803)	4,203,789	-52.25%

Net Revenues: During the year ended December 31, 2022, we realized $0 of revenues from our business. During the year ended December 31, 2021, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2022 and 2021.

Research and development expenses: During year ended December 31, 2022, we incurred $176,431 research and development expenses. During year ended December 31, 2021, we incurred $197,745 of research and development expenses, a decrease of $21,314 or 10.78% compared with the same period in 2021. The research and development expenses are attributable to the research and development with the Notre Dame University; the decrease was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2022, we incurred $339,710 professional expenses, which increased by $12,728 or 3.89% from $326,982 for year ended December 31, 2021. The increase in professional fees expense was attributable to increased expenses related to investor relations services during year ended December 31, 2022.

Officers Salary: During year ended December 31, 2022, officers’ salary expenses increased to $779,742 or 6.17% compared to $734,427 for year ended December 31, 2021. The increase is due to contractual terms of employment.

General and Administrative Expense: General and administrative expenses decreased by $671,265 or 44.85% to $825,460 for year ended December 31, 2022 from $1,496,725 for year ended December 31, 2021. Our general and administrative expenses for year ended December 31, 2022 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $416,221, Travel of $25,231, office salary of $259,008, and consulting of $80,000 for a total of $825,460. Our general and administrative expenses for year ended December 31, 2021 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $856,158, Travel of $13,957, office salary of $266,190 for a total of $1,496,725. The primary reason for the decrease in general and administrative expenses comparing the year ended December 31, 2022 to the corresponding period for 2021 was mainly due to warrants issuances and consulting expenses.

Rent – Related Party: During the year ended December 31 2022, rent-related party expense decreased to $0 or 0% compared to $3,683 for the year ended December 31, 2021. The rent-related party expense was attributable to the Company signing an eight-year property lease with the Company’s President on January 23, 2017. On April 5, 2021, the Company ended this lease agreement with its President resulting in the decrease.

Interest Expense: Interest expense decreased to $609,129, or 7.77% for the year ended December 31, 2022 compared to $660,419 for the year ended December 31, 2021. The decrease was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $13,042 to $38 for the year ended December 31, 2022 from depreciation of $13,004 for the year ended December 31, 2021. The increase was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $1,111,580, or 76.36% for the year ended December 31, 2022 compared to $4,702,918 for the year ended December 31, 2021. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $4,203,789, or 52.25%, to a net loss of $3,842,014 for the year ended December 31, 2022 from a net loss of $8,045,803 for the year ended December 31, 2021. This decrease in net loss was driven primarily by a decrease in warrant compensation, amortization of original issue discount and general administrative fees and slightly offset by an increase in officer’s salary expense.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,842,014 during the year ended December 31, 2022, and losses are expected to continue in the near term. The accumulated deficit is $46,657,000 at December 31, 2022. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2022, we had $3,862,716 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2022 as compared to December 31, 2021, were as follows:

	December 31, 2022	December 31, 2021
Cash	$3,862,716	$2,355,060
Inventory	$6,580	$-
Prepaid expenses	$15,665	$11,055
Deposits	$98,480	$-
Total current assets	$3,983,441	$2,366,115
Total assets	$5,439,867	$3,021,912
Total current liabilities	$8,072,083	$8,162,646
Total liabilities	$8,092,780	$8,317,787

At December 31, 2022, we had a working capital deficit of $4,088,642, compared to a working capital deficit of $5,796,531 at December 31, 2021. Current liabilities decreased to $8,072,083 at December 31, 2022 from $8,162,646 at December 31, 2021, primarily as a result of accounts payable and convertible note payable.

For the year ended December 31, 2022, net cash used in operations of $1,887,187 was the result of a net loss of $3,842,014 offset by depreciation expense of $28,103, net change in unrealized appreciation in gold bullions of $38, amortization of debt discount of $1,111,580, warrants issuance of $234,698, imputed interest on related party loans of $80,849, increase in prepaid expenses of $4,610 and a decrease in operating lease right of use of $45,275, an increase of accrued expenses and other payables-related party of $470,448, increase in accounts payable of $138,159 and a decrease in operating lease liabilities of $44,577.

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

Net cash used in our investing activities were $5,021 and $547,370 for the years ended December 31, 2022 and 2021, respectively. Our cash outflow of $5,021, is represented by purchase of fixed assets of $5,021.

Our financing activities resulted in a cash inflow of $3,399,864 for the year ended December 31, 2022, which is represented by proceeds from convertible notes payable, net of $2,990, $60 loan repayment and proceeds from a warrant exercise for $739,864.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGE	F-4	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGES	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021.

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-years ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB ..

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss, negative cash flows from operations for the year, and working capital deficiency, the Company evaluated the need for a going concern listed in note 2.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

Houston, TX

March 29, 2023

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$3,862,716	$2,355,060
Inventory	6,580
Prepaid expenses	15,665	11,055
Deposit	98,480	-
Total Current Assets	3,983,441	2,366,115

Property and Equipment, net	87,861	110,943
Investment in gold bullions (cost $450,216 and $450,216, respectively)	437,251	437,212
Operating lease right-of-use asset, net	58,849	104,124
Security deposit	3,518	3,518

Total Assets	$4,570,920	$3,021,912

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$540,339	$587,794
Accounts payable and accrued expenses - related party	5,715,008	5,244,560
Note payable - related party	1,617,000	1,657,000
Loan payable	95,244	60,000

Royalty agreement payable - related party	65,292	65,292
Operating lease liability, current	39,200	44,577
Convertible note payable, net of debt discount of $0 and $246,577, respectively	-	503,423
Total Current Liabilities	8,072,083	8,162,646

Long Term Liabilities
Loan payable, net of current	-	95,244
Operating lease liability, net of current	20,697	59,897

Total Liabilities	8,092,780	8,317,787

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1030,940,008 and 927,378,166 shares issued and outstanding, respectively	27,060,611	22,385,132
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,834,729	9,894,179
Accumulated Deficit	(46,657,000)	(42,814,986)

Total Stockholders’ Deficit	(3,521,860)	(5,295,875)

Total Liabilities and Stockholders’ Deficit	$4,570,920	$3,021,912

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2022	December 31, 2021

Revenue	$-	$-

Operating Expenses
General and Administrative	825,460	1,496,725
Professional Fees	339,710	326,982
Officer’s Salary	779,742	734,427
Rent - Related Party	-	3,683
Research and Development	176,431	197,745
Total Operating Expenses	2,121,343	2,759,562

Loss from Operations	(2,121,343)	(2,759,562)

Other Income/(Expenses)
Gain on debt extinguishment (PPP)	-	90,100
Net change in unrealized depreciation on investment in gold bullion	38	(13,004)
Interest expense	(609,129)	(660,419)
Amortization of debt issue costs	(1,111,580)	(4,702,918)
Total Other Income/(Expenses)	(1,720,671)	(5,286,241)

Net (Loss) before Provision for Income Taxes	(3,842,014)	(8,045,803)

Provision for Income Taxes	-	-

Net (Loss)	$(3,842,014)	$(8,045,803)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	974,307,366	877,612,187

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net Loss	$(3,842,014)	$(8,045,803)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	28,103	26,137
Gain on debt extinguishment (PPP)	-	(90,100)
Net change in unrealized appreciation and depreciation in gold bullions	(38)	13,004
Stock issued for services	-	242,100
Loss on disposal of fixed assets	-	49,321
Amortization of debt discount	1,111,580	4,702,918
Imputed interest - related party	80,849	82,851
Warrants issued/(cancelled) to consultants	234,698	600,278
Changes in operating assets and liabilities:
(Increase) in inventory	(6,580)	-
(Increase) in prepaid expenses	(4,610)	(8,467)
(Increase) in deposits	(98,480)	-
Operating lease right-of-use, net	45,275	90,072
Increase in accrued expenses and other payables - related party	470,448	441,574
Increase in accounts payable	138,159	199,723
Operating lease liabilities, current	(44,577)	(104,417)
Net Cash Used In Operating Activities	(1,887,187)	(1,800,809)

Cash Flows From Investing Activities:
Investment in gold bullions	-	(450,216)
Purchase of Fixed Assets	(5,021)	(97,154)
Net Cash Used In Investing Activities	(5,021)	(547,370)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	(40,000)	-
Proceeds from convertible note payable, net of original issue discount	2,760,000	3,670,000
Principal payments on debt	(60,000)	(50,000)
Proceeds from warrant exercise	739,864	266,332
Net Cash Provided by Financing Activities	3,399,864	3,886,332

Net Increase in Cash	1,507,656	1,538,153

Cash at Beginning of Year	2,355,060	816,907

Cash at End of Year	$3,862,716	$2,355,060

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$292,533
Warrant discount in connection with convertible debt	$625,003	$3,670,000
Adoption of lease standard ASC 842	$-	$115,390
Cancellation and forgiveness of lease - related party	$-	$44,419
Cancellation and forgiveness of lease	$-	$241,800
Shares issued in connection with convertible note payable	$3,935,615	$4,461,931

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2020 (Audited)	2	$5,217,800	854,410,001	$17,122,236	-	$-	1,122,311	$22,000	$5,833,583	$(34,769,183)	$(6,573,564)

Warrants issued for services - related parties	-	$-	-	$-	$-	$-	$-	$-	$556,276	$-	$556,276

Warrants issued for services	-	$-	-	$-	$-	$-	$-	$-	$86,709	$-	$86,709

Common stock issued for services	-	$-	3,000,000	$242,100	$-	$-	$-	$-	$-	$-	$242,100

Cancellations of warrants	-	$-	-	$-	$-	$-	$-	$-	$(42,707)	$-	$(42,707)

Exercise of warrants in exchange for stock	-	$-	5,296,250	$558,865	$-	$-	$-	$-	$(292,533)	$-	$266,332

Convertible debt conversion into common stock ($0.0744 - $0.1540/Sh)	-	$-	64,671,915	$4,461,931	$-	$-	$-	$-	$-	$-	$4,461,931

Contributed capital - related party	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$-

Imputed interest - related party	-	$-	-	$-	$-	$-	$-	$-	$82,851	$-	$82,851

Beneficial conversion feature	-	$-	-	$-	$-	$-	$-	$-	$3,670,000	$-	$3,670,000

Net loss for the years ended December 31, 2021	-	$-	-	$-	$-	$-	$-	$-	$-	$(8,045,803)	$(8,045,803)

Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	202,895	-	202,895

Warrants issued for services	-	-	-	-	-	-	-	-	31,803	-	31,803

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864	-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.0253/Sh-$0.06430/Sh)	-	-	92,463,883	3,935,615	-	-	-	-	-	-	3,935,615

Imputed interest - related party	-	-	-	-	-	-	-	-	80,849	-	80,849

Warrant discount	-	-	-	-	-	-	-	-	625,003	-	625,003

Net loss for the years ended December 31, 2022	-	-	-	-	-	-	-	-	-	(3,842,014)	(3,842,014)

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	$(46,657,000)	$(3,521,860)

Kraig Biocraft Laboratories, Inc.

Notes to Consolidated Financial Statements as of December 31, 2022 and 2021

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2022 or December 31, 2021.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2022 and December 31, 2021, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2022 and 2021 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2022	December 31, 2021

Stock Warrants (Exercise price - $0.001- $0.25/share)	54,660,032	48,972,277
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,802,500
Convertible Debt	-	6,470,674
Convertible Preferred Stock	2	2
Total	81,180,034	82,245,453

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the the years ended December 31, 2022 and 2021, the Company had $176,431 and $197,745 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the years ended December 31, 2022 and 2021.

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

	2022	2021
Expected income tax (recovery) expense at the statutory rate of 21%	$(806,823)	$(1,689,619)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	282,808	1,141,619
Change in valuation allowance	524,014	548,000

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2022	2021
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	4,887,351	4,363,336
Valuation allowance	(4,887,351)	(4,343,336)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2041.

The net change in the valuation allowance for the year ended December 31, 2022 and 2021 was an increase of $524,014 and $548,000, respectively.

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

There were no impairment losses recorded for the years ended December 31, 2022 and 2021.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2022 and 2021.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

	December 31, 2022	December 31, 2021
Level 1 – Investment in Gold	$437,251	$437,212
Level 2	$-	$-
Level 3	$-	$-
Total	$437,251	$437,212

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

The following tables summarize activity in gold bullion for the quarter ended December 31, 2022:

Year Ended December 31, 2022	Ounces	Cost	Fair Value

Beginning balance	-	$-	$-
Investment in Gold bullion	239	1,884	450,216
Net change in unrealized loss	-	-	(13,004)
Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized gain	-	38	38
Balance December 31, 2022	239	$1,829	$437,251

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

For the years ended December 31, 2022 and 2021, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2022 and December 31, 2021, the Company had approximately $3,285,197 and $2,092,420, respectively in excess of FDIC insurance limits.

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

Deposit

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $4,088,642 and stockholders’ deficiency of $3,521,860 and used $1,887,187 of cash in operations for the year ended December 31, 2022. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2022 and December 31, 2021, property and equipment, net, is as follows:

	December 31, 2022	December 31, 2021	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	123,911	118,890	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(167,854)	(139,751)
Total Property and Equipment, net	$87,861	$110,943

Depreciation expense for the years ended December 31, 2022 and 2021, was $28,103 and $26,137, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITITY

We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

We have a lease agreement with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because our lease does not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

In general, leases, where we are the lessee, may include options to extend the lease term f. These leases may include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset. Certain operating leases provide for annual increases to lease payments based on an index or rate. We calculate the present value of future lease payments based on the index or rate at the lease commencement date.

Differences between the calculated lease payment and actual payment are expensed as incurred. Amortization of finance lease assets is recognized over the lease term as cost of revenues or operating expenses depending on the nature of the leased asset.

Interest expense on finance lease liabilities is recognized over the lease term in interest expense.

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the three months ended December 31, 2022 and 2021, was $0 and $3,683, respectively (See Note 9). On April 5, 2021, the Company ended this lease agreement with its President and removed the associated ROU asset and lease liability of $44,419.

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on December 31, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2022;

At December 31, 2022 and 2021, the Company had no financing leases as defined in ASC 842, “Leases.”

	December 31, 2022	December 31, 2021
Assets

Operating lease - right-of-use asset - non-current	$58,849	$104,124

Liabilities

Operating lease liability	$59,897	$104,124

Weighted-average remaining lease term (years)	2.08	2.69

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$52,043	$96,978
Total operating lease costs	$52,043	$96,978

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$51,344	$130,147
Right-of-use asset obtained in exchange for new operating lease liability	$-	$115,389

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2022:

2023	$42,242
2024	8,644
2025	8,644
2026	5,763
Total lease payments	65,294
Less: amount representing interest	(5,397)
Total lease obligations	59,897
Less: current portion of operating lease liability	(39,200)
Long-term portion operating lease liability	$20,697

NOTE 5 NOTE PAYABLE – RELATED PARTY

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

Total loan payable to principal stockholder for as of December 31, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the year ended December 31, 2022, the Company recorded $80,849 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $54,755. As of December 31, 2022, total interest payable is $107,882.

During the year ended December 31, 2021, the Company recorded $82,851 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $53,671.

NOTE 6 LOAN PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty-four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the year ended December 31, 2022, the Company paid $60,000 of the loan balance. The remaining loan balance as of December 31, 2022 is $95,244.

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

Additionally, the Company issued 12,000,000 five-year (5) warrants with an exercise price of $0.12 per share, and 4,285,714 warrants with an exercise price of $0.14 per share during the year ended December 31, 2022. The warrants had a fair value of $1,071,437, based upon using a black-scholes option pricing model with the following inputs:

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

As of December 31, 2022, the above three notes were fully converted, with the no remaining balance due.

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

On November 17, 2022, the Company issued 5,935,350 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $164 of accrued interest. Accordingly, no gain or loss was recognized upon debt conversion.

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

The following represents a summary of the Company’s convertible debt at December 31, 2022:

Convertible Note Payable

	Amounts	In-Default
Balance – December 31, 2020	$50,505
Proceeds	4,000,000
Debt discount recorded	(4,000,000)
Conversion of debt into common shares	(4,250,000)
Amortization of debt discount	4,702,918
Balance – December 31, 2021	$503,423	$-
Proceeds	3,000,000	-
Debt discount and issue costs recorded	(865,000)	-
Conversion of debt into common shares	(3,750,003)
Amortization of debt discount	1,111,580	-
Balance – December 31, 2022	$-	$-

Accrued Interest Payable

	Amounts	In-Default
Balance – December 31, 2020	$5,479	-
Interest Expense 2021	238,110
Interest conversion into common shares	(211,932)
Balance – December 31, 2021	31,657	$-
Interest Expense December 31, 2022	153,955	-
Interest conversion into common shares	(185,612)
Balance – December 31, 2022	$-	$-

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

On February 15, 2022, the Company issued 7,398,639 shares of Common stock in connection with the exercise of 7,398,639 warrants for $443,918.

On February 15, 2022, the Company issued 3,699,320 shares of Common stock in connection with the exercise of 3,699,320 warrants for $295,946.

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

On February 15, 2022, the Company issued 7,398,639 shares of Common stock in connection with the exercise of 7,398,639 warrants for $443,918.

On February 15, 2022, the Company issued 3,699,320 shares of Common stock in connection with the exercise of 3,699,320 warrants for $295,946.

On April 11, 2022, the Company extended the expiration date of the warrant issued on May 28, 2015 to May 27, 2025. No additional expense was recorded due to rate difference being de minimis.

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the year ended December 31, 2022 the Company recorded $98,625 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the year ended December 31, 2022, the Company recorded $104,270 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the year ended December 31, 2022, the Company recorded $31,803 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
Warrants	Number of Warrants	Average Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding - December 31, 2020	49,120,917	$0.14	1.83	$3,013,010
Exercisable - December 31, 2020	49,120,917	$0.14	1.83	$3,013,010
Granted	8,500,000	$0.24	4.19	-
Exercised	(5,439,184)	$0.06	4	-
Cancelled/Forfeited	(4,209,456)	$0.07	-	-
Outstanding - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Exercisable - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Granted	16,785,714	$0.12	4.05	-
Exercised	(11,097,959)	$0.07	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Exercisable - December 31, 2022	54,660,034	$0.13	3.04	$319,000

For the year ended December 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.43	$321,000
$0.04	2,300,000	3.75	$-
$0.08	3,699,320	0.18	$-
$0.2299	8,250,000	2.21	$-
$0.16	3,125,000	2.95	$-
$0.25	8,000,000	3.23	$-
$0.1160	500,000	2.52	$-
$0.12	12,500,000	4.05	$-
$0.14	4,285,714	4.05	$-

For the year ended December 31, 2021, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.07	$913,900
$0.056	1,000,000	3.52	$27,900
$0.04	2,300,000	4.75	$100,970
$0.06	7,398,639	0.18	$176,827
$0.08	3,699,320	0.18	$14,427
$0.08	3,699,320	1.18	$14,427
$0.2299	8,250,000	3.21	$-
$0.16	3,125,000	4.95	$-
$0.25	8,000,000	4.23	$-
$0.1160	500,000	3.52	$-

Options activity for the years ended December 31, 2022 and 2021 are summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	27,340,000	$0.12	22.60	$-
Exercisable - December 31, 2020	27,340,000	$0.12	22.60	$-
Granted	2,500,000	$0.13	6.07	-
Exercised	(2,200,000)	$0.12	9.00	-
Cancelled/Forfeited	(837,500)	$0.12	6.00	-
Outstanding - December 31, 2021	26,802,500	$0.12	19.12	$-
Exercisable - December 31, 2021	26,802,500	$0.12	19.12	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(282,500)	$0.12	5.00	-
Outstanding - December 31, 2022	26,520,000	$0.12	18.27	$-
Exercisable - December 31, 2022	26,520,000	$0.12	18.27	$-

For the year ended December 31, 2022, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life (in Years)

$0.115	-	26,520,000	18.52

For the year ended December 31, 2021, the following options were outstanding:

			Weighted Average
Exercise	Options	Options	Remaining
Price	Outstanding	Exercisable	Contractual Life (in Years)

$0.115	-	26,802,500	19.11

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

On November 17, 2022, the Company issued 5,935,350 shares of Common Stock in exchange for conversion of $150,000 of principle balance on a convertible debenture and $164 of accrued interest.

As of November 17, 2022, the Company has satisfied all debentures to Yorkville Advisors.

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2022 the agreement renewed again with the same terms, but with an annual salary of $422,561 for the year ended December 31, 2022. As of December 31, 2022 and 2021, the accrued salary balance is $3,077,393 and $2,991,191, respectively (See Note 10).

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

As of December 31, 2022 and December 31, 2021, the Company owes $3,728 and $3,195, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2022 and December 31, 2021, the accrued salary balance is $1,243 and $1,065, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default the license agreement will be terminated. During the year months ended December 31, 2022, the Company paid $60,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2022 and December 31, 2021, the outstanding balance is $65,292. For the year ended December 31, 2022, the Company recorded $1,962 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On May 9, 2019, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five. On July 1, 2021, the Company ended this lease agreement and entered into a new agreement effective July 1, 2021. The Company accounted for the lease in accordance with ASC Topic 842, “Leases”

On July 1, 2021, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a new two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on December 31, 2022, the Company will pay an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On January 23, 2017 the Company signed an 8 year property lease with the Company’s President for land in Texas where the Company grows its mulberry. The Company pays a monthly rent of $960. Rent expense – related party for the years ended December 31, 2022 and 2021, was $0 and $3,683, respectively (See Note 10). On April 5, 2021, the Company ended this lease agreement with its President.

NOTE 10 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of	As of
	December 31, 2022	December 31, 2021

Accounts payable - related party	$356,191	$347,156
Accrued expenses - related party	3,082,363	2,995,452
Accrued interest - related party	2,276,454	1,901,952

Total accounts payable and accrued expenses - related party	$5,715,008	$5,244,560

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

Total loan payable to principal stockholder for as of December 31, 2022 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2021 is $1,657,000.

During the year ended December 31, 2022, the Company recorded $80,849 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $54,755. As of December 31, 2022, total interest payable is $107,882.

During the year ended September 30, 2021, the Company recorded $61,968 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $40,138.

On January 23, 2017, the Company signed an 8 year property lease with the Company’s President for land in Texas. The Company pays $960 per month starting on February 1, 2017 and uses this facility to grow mulberry for its U.S. silk operations. Rent expense – related party for three months ended December 31, 2022 and 2021 was $0 and $3,683, respectively. The Company ended this lease on April 5, 2021.

As of December 31, 2022, and December 31, 2021, there was $356,191 and $347,156, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of December 31, 2022, and December 31, 2021, there was $3,082,363 and $2,995,452, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of December 31, 2022, and December 31, 2021, there was $2,276,454 and $1,901,952, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of December 31, 2022, and December 31, 2021, the Company owed $5,714,008 and $5,244,560, respectively to its related parties in accrued salaries, accrued interest and note payable.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 29, 2023 through the date these financial statements were issued, and has determined that, other than disclosed below, it does not have any material subsequent events to disclose.

On February 16, 2023, the Company issued 2,434,211 shares of Common Stock in exchange for the cashless exercise of 2,500,000 warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2022, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2021, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2022, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2022, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	61	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	43	Chief Operating Officer	January 20, 2015
Kenneth Le	59	President of Prodigy Textiles	July 2019

The following summarizes the occupation and business experience during the past five years for our officers and sole director.

KIM THOMPSON

Mr. Kim Thompson was a founder of the California law firm of Ching & Thompson, which was established in 1997. His work focused primarily on commercial litigation. He has been a founder and partner in the Illinois law firm of McJessy, Ching & Thompson, where he also emphasizes commercial and civil rights litigation. In his civil rights practice, Mr. Thompson was, and remains a staunch defender of constitutional rights with a focus on freedom of speech, Fourth Amendment protections, and combating racial discrimination. Prior to founding Kraig Labs, Mr. Thompson joined the firm of Shearson, Lehman, Hutton where he specialized in equity trading and research of small-cap companies. His experience in those small-cap equity markets has proven to be invaluable both in his legal and business successes. Mr. Thompson received his bachelor’s degree in applied economics from James Madison College, Michigan State University, and his Juris Doctorate from the University of Michigan. Mr. Thompson is a member of the Triple Nine Society for persons with documented genius level IQs (having tested above the 99.9th percentile). He is the named inventor or co-inventor on a number of issued patents, pending patent applications, and provisional patent applications, including inventions relating to biotechnology and mechanics. Mr. Thompson is the inventor of the technology concept that led to the formation of the Company. For his efforts in disrupting the textile markets, Mr. Thompson was recognized as one of the top 20 Pioneering CEO’s of 2019. We believe that Mr. Thompson is well suited to serve as our director because of his knowledge of biotechnology, legal expertise, and business background.

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2022, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2022 and 2021 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

During the period the Company’s staff was furloughed (March 19, 2020 – June 30, 2020), due to the COVID pandemic, the CEO did not receive or accrue any salary.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson President, CEO, CFO and Director	2022	$424,517	(1)	$84,5129	(2)		$-	$-	$-	$43,373	(3)	$552,402
	2021	$398,643	(4)	$79,729	(5)		$-	$-	$-	$42,050	(6)	$520,422

Jonathan R. Rice COO	2022	$180,000	(7)	$30,000	(8)	$-	$-	$-	$-	$3,960	(9)	$214,496
	2021	$180,000	(10)	$-	(11)	$-	$-	$-	$-	$4,040	(12)	$184,040

Kenneth Le President of Prodigy Textiles(13)	2021	$60,000	(14)	$-		$-	$-	$-	$-0	$-		$60,000
	2020	$60,000	(14)	$-		$-	$-	$-	$-0	$-		$60,000

(1)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation.
(2)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .

(3)	This amount includes: $41,488 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $1,925 in reimbursement for office and travel related expenses.
(4)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(5)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(6)	This amount includes: $37,072 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $4,978 in reimbursement for office and travel related expenses.
(7)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2022, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $960 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(9)	In 2022, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $960 in phone service expenses, pursuant to his employment agreement.
(10)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2020, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,040 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(11)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(12)	In 2021, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1,040 in phone service expenses, pursuant to his employment agreement.
(13)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.
(14)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011 through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. On January 1, 2021, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $422,561 for the year ended December 31, 2022. As of December 31, 2022, the accrued salary balance is $3,077,393. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

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

On January 14, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, and other benefits. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement; this warrant fully vested on February 20, 2017 and will expire on May 20, 2026. Additionally, on August 4, 2016, the Company approved a performance retention bonus to Mr. Rice of $20,000 which was paid in 2021. For the twelve months ended December 31, 2022, the Company recorded $0 for the warrants issued to related party.

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2020. On May 19, 2020, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2021. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On February 24, 2022, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2023. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time. For the twelve months ended December 31, 2022, the Company recorded $0 for the warrants issued to related party.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)	Percent of All Voting Classes
Class A Common Stock
	Kim Thompson	201,587,923	(2)	19.51%	14.06%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	17,702,49	(3)	1.67%	0.98%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Anurag Gupta	-		-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Julie R. Bishop	-		-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Greg Scheessele	-		-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	7,800,000	(4)	0.75%	0.54%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (6 Persons)	226,608,412		21.93%	15.81%

	George Roland Gill 160 King Street Sydney NSW 2000, Australia	60,634,347	(5)	5.87%	4.23%

Series A Preferred Stock
	Kim Thompson	2		100%	27.91%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Anurag Gupta	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Julie R. Bishop	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Greg Scheessele	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (6 Persons)	2		100%	27.91%

(1) The percent of class is based on 1,033,374,219 shares of our Common Stock issued and outstanding as of the date hereof.

(2) Such shares include 201,587,924 shares of Common Stock that are owned by Mr. Thompson, and 2 shares of Common Stock that may be issued upon conversion of the Series A Preferred Stock that are owned by Mr. Thompson. In addition to this, Mr. Thompson own 20,000,000 warrant shares of Common Stock that may be issued upon exercise of outstanding warrants no sooner than February 19, 2025.

(3) Such shares include 3,202,491 shares of Common Stock that are owned by Mr. Rice and 14,500,000 shares of Common Stock that may be issued upon exercise of warrants Mr. Rice owns. Additionally, Mr. Rice owns warrants to purchase up to 4,000,000 shares of Common Stock, which are not exercisable at this time.

(4) These shares represent shares of Common Stock that may be issued upon exercise of warrants Mr. Le owns.

(5) Such Shares include 56,935,028 shares of Common Stock that are controlled by Mr. Gill and 3,699,319 share of Common Stock that may be issued upon exercise of warrants Mr. Gill owns.

Change in Control

As of the date of this Report, there were no arrangements which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2021, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

Mr. Thompson agreed to defer a significant portion of the compensation and other payments, as set forth below, owed to him. Mr. Thompson also agreed not to collect or accrue any salary while the Company had employees furloughed over concerns regarding the current global pandemic.

●	Annual Compensation: Between December 31, 2016 and December 31, 2022, Kim Thompson, our CEO accrued $3,077,393 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2021, there was $2,991,191 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2022, we owed Mr. Thompson $5,290,822 in salary and interest related payments.
●	Company Loans: As of December 31, 2022, Mr. Thompson loaned the Company an aggregate of $1,657,000 and has been repaid $40,000, leaving a balance of $1,617,000. As of December 31, 2022, there was $2,213,429 in loan interest; such interest accrues at the rate of 3% per annum.
●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2022, there was $65,292 in royalty payments payable to Mr. Thompson.
●	As of December 31, 2022, there was $356,191 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2022	2021
Audit Fees	$24,500	$21,000
Audit-Related Fees	$9,000	$8,000
Tax Fees	$7,100	$16,750
All Other Fees	$-	$-
Total	$40,600	$45,750

Audit Fees

For the Company’s fiscal years ended December 31, 2022 and 2021, we were billed approximately $24,500 and $21,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2022 and 2021, we were billed approximately $9,000 and $8,000 for audit related services.

Tax Fees

For the Company’s fiscal year ended December 31, 2022, we were billed approximately $7,100 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2021, we were billed $16,750 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

4.2	Description of Securities*

4.4	Form of Warrant dated March 25, 2021 (18)

4.7	Form of Warrant dated January 18, 2022 (19)

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.6	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac.(12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.16	2019 Employee Stock Option Plan (16)

10.17	Strategic Partnership Agreement (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registratin if publicly disclosed) (17)

10.18	Amendment (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.23	Form of Registration Rights Agreement dated March 25, 2021. (18)

10.26	Form of Amended and Restated Security Agreement dated January 18, 2022 (19)

10.28	Form of Registration Rights Agreement dated January 18, 2022 (19)

14.1	Code of Business Conduct and Ethics (13)

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Kraig Biocraft Laboratories, Inc.

Dated: March 29, 2023	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 29, 2023
Kim Thompson	Chief Financial Officer and Sole Director

