Form 10-Q
period 2023-03-31
Kraig Biocraft Laboratories, Inc
filed 2023-05-12
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Copies to:

Hunter Taubman Fischer & Li LLC

950 Third Ave., 19th Floor

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

As of May 12, 2023, there were 1,033,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,452,262	$3,862,716
Inventory	6,580	6,580
Prepaid expenses	4,080	15,665
Deposit	98,480	98,480
Total Current Assets	3,561,402	3,983,441

Property and Equipment, net	81,244	87,861
Investment in gold bullions (cost $450,216 and $450,216, respectively)	470,603	437,251
Operating lease right-of-use asset, net	46,954	58,849
Security deposit	3,518	3,518

Total Assets	$4,163,721	$4,570,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$556,266	$540,339
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses- related party	5,834,487	5,715,008
Operating lease liability, current	39,200	39,200
Loan payable	80,244	95,244
Total Current Liabilities	8,192,489	8,072,083

Long Term Liabilities
Operating lease liability, net of current	8,454	20,697
Total Liabilities	8,200,943	8,092,780

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A,no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A,no par value; unlimited shares authorized, 1,033,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,160,611	27,060,611
Common stock Class B,no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,786,149	10,834,729
Accumulated Deficit	(47,223,782)	(46,657,000)
Total Stockholders’ Deficit	(4,037,222)	(3,521,860)
Total Liabilities and Stockholders’ Deficit	$4,163,721	$4,570,920

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$-	$-

Operating Expenses
General and Administrative	211,103	213,019
Professional Fees	34,747	120,380
Officer’s Salary	171,624	184,808
Research and Development	69,092	27,504
Total Operating Expenses	486,566	545,711

Loss from Operations	(486,566)	(545,711)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	33,352	22,951
Interest expense	(117,837)	(161,887)
Amortization of debt issue costs	-	(362,032)
Interest income	4,269	-
Total Other Income/(Expenses)	(80,216)	(500,968)

Net (Loss) before Provision for Income Taxes	(566,782)	(1,046,679)

Provision for Income Taxes	-	-

Net (Loss)	$(566,782)	$(1,046,679)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,032,075,973	939,450,295

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three months ended March 31, 2023

(Unaudited)

	Preferred Stock -		Common Stock -		Common Stock -
	Series A		Class A		Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	17,200	-	17,200

Warrants issued for services	-	-	-	-	-	-	-	-	14,284	-	14,284

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	19,936	-	19,936

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(566,782)	(566,782)

Balance, March 31, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,786,149	$(47,223,782)	$(4,037,222)

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

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(566,782)	$(1,046,679)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,617	7,450
Net change in unrealized (gain)/loss in gold bullions	(33,352)	(22,951)
Amortization of debt discount	-	362,032
Imputed interest - related party	19,936	18,385
Warrants issued/(cancelled) to consultants	31,484	61,541
Changes in operating assets and liabilities:
Decrease in prepaid expenses	11,585	7,104
Decrease in operating lease right-of-use, net	11,895	10,992
Increase in accrued expenses and other payables - related party	119,479	111,857
Increase in accounts payable	15,927	21,593
Decrease in operating lease liabilities, current	(12,243)	(10,643)
Net Cash Used In Operating Activities	(395,454)	(479,319)

Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(40,000)
Proceeds from convertible note payable, net of original issue discount	-	1,490,000
Payment of debt offering costs	-	(115,000)
Principal payments on debt	(15,000)	(20,000)
Proceeds from warrant exercise	-	739,864
Net Cash Provided by Financing Activities	(15,000)	2,054,864

Net Change in Cash and Cash Equivalents	(410,454)	1,575,545

Cash and Cash Equivalents at Beginning of Period	3,862,716	2,355,060

Cash and Cash Equivalents at End of Period	$3,452,262	$3,930,605

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$100,000	$-
Beneficial conversion feature in connection with convertible debt	$-	$625,003
Shares issued in connection with convertible note payable	$-	$796,301

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2023

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits at financial institutions, money market funds, and highly liquid investments with original maturities of three months or less.

As of March 31, 2023 and December 31, 2022, the Company had $3,452,262 and $3,862,716, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2023 and 2022, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2023 and December 31, 2022 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2023	December 31, 2022

Stock Warrants (Exercise price - $0.001- $0.25/share)	48,460,714	54,660,032
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,802,500
Convertible Preferred Stock	2	2
Total	74,980,716	81,180,034

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended March 31, 2023 and 2022, the Company had $69,092 and $27,504 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three months ended March 31, 2023 and 2022.

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

There were no impairment losses recorded for the three months ended March 31, 2023 and 2022.

Fair Value of Financial Instruments

We hold certain financial assets, which are required to be measured at fair value on a recurring basis in accordance with the Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“ASC Topic 820-10”). ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Level 1 instruments include cash and cash equivalents, account receivable, prepaid expenses, inventory and account payable and accrued liabilities. The carrying values are assumed to approximate the fair value due to the short term nature of the instrument.

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2023 and 2022.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

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

The following are the major categories of assets measured at fair value on a recurring basis: as of March 31, 2023 and December 31, 2022, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$470,603	$-	$-	$470,603	$437,251	$-	$-	$437,251
Money market fund	$2,904,214	$-	$-	$2,914,214	$-	$-	$-	$-
Total	$3,374,817	$-	$-	$3,374,817	$437,251	$-	$-	$437,251

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

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. The Company’s policy is to recognize transfers in and/or out of the fair value hierarchy as of the date in which the event or change in circumstances caused the transfer.

The following tables summarize activity in gold bullion for the quarter ended March 31, 2023:

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value

Balance December 31, 2022	239	$1,829	$437,251
Net change in unrealized gain	-	-	33,352
Balance March 31, 2023	239	$1,969	$470,603

The following tables summarize activity in gold bullion for the quarter ended March 31, 2022:

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized gain	-	-	22,951
Ending balance	239	$1,884	$460,163

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

For the three months ended March 31, 2023 and 2022, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At March 31, 2023 and December 31, 2022, the Company had approximately $3,093,045 and $3,285,197, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of March 31, 2023, the Company held $2,904,214 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

Deposit

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory. As of March 31, 2023, the balance remained at $98,480.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $4,631,087 and stockholders’ deficiency of $4,037,222 and used $395,454 of cash in operations for the three months ended March 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2023 and December 31, 2022, property and equipment, net, is as follows:

	March 31, 2023	December 31, 2022	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	123,911	123,911	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(174,471)	(167,854)
Total Property and Equipment, net	$81,244	$87,861

Depreciation expense for the three months ended March 31, 2023 and 2022, was $6,617 and $7,450, respectively.

NOTE 4 - RIGHT TO USE ASSETS AND LEASE LIABILITY

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

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance.

On May 9, 2019 the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for three through five. On July 1, 2021, the Company ended this lease agreement, and the company recovered the associated ROU asset and lease liability of $241,800.

On July 1, 2021, the Company signed a 5-year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year.

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2023;

At March 31, 2023 and 2021, the Company had no financing leases as defined in ASC 842, “Leases.”

	March 31, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$46,954	$58,849

Liabilities

Operating lease liability	$47,654	$59,897

Weighted-average remaining lease term (three months)	1.84	2.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$13,011	$52,043
Total operating lease costs	$13,011	$52,043

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$13,360	$51,344
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2023:

2023	$28,883
2024	8,644
2025	8,644
2026	5,763
Total lease payments	51,934
Less: amount representing interest	(4,280)
Total lease obligations	47,654
Less: current portion of operating lease liability	(39,200)
Long-term portion operating lease liability	$8,454

NOTE 5 NOTE PAYABLE – RELATED PARTY

On June 6, 2016, the Company received a $50,000 loan from our founder and CEO. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the founder and CEO. On January 8, 2018 and March 31, 2018, the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the founder and CEO as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020 $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of March 31, 2023 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2022 is $1,617,000.

During the three months ended March 31, 2023, the Company recorded $19,936 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,894. As of March 31, 2023, total interest payable is $190,663.

During the three months ended March 31, 2022, the Company recorded $18,385 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,610. As of December 31, 2022, total interest payable is $107,882.

NOTE 6 LOAN PAYABLE

On March 1, 2019, the Company entered into an unsecured promissory note with Notre Dame - an unrelated party in the amount of $265,244 in exchange for outstanding account payable due to the debtor. Pursuant to the terms of the note, the note bears 10% interest per year from the date of default until the date the loan is paid in full. The term of the loan is twenty-four months. The loan repayment commenced immediately over a twenty-four month period according to the following table. During the three months ended March 31, 2023, the Company paid $15,000 of the loan balance. The remaining loan balance as of March 31, 2023 is $80,244.

1. $1,000 per month for the first nine months;

2. $2,000 per month for the months seven and eight;

3. $5,000 per month for months nine through twenty-three; and,

4. Final payment of all remaining balance, in the amount of $180,224 in month 24.

On July 8, 2021, the Company entered into an amendment to the March 1, 2019 agreement. As of the date of the amendment, the remaining outstanding balance was $180,244. The loan repayment commenced immediately following the amendment and extended over a fourteen-month period with the following terms:

1.	$5,000 per month for months one through thirteen.
2.	Final payment of the remaining balance in the amount of $115,244 split into two equal payments, of which $57,622 to be paid in month fourteen and $57,622 paid in month twenty.

NOTE 7 CONVERTIBLE NOTES

The Company issued a $1,000,000, thirteen-month (13), unsecured, convertible note on December 11, 2020, which was due January 11, 2022. The convertible note bore interest at 10%, with a 5% original issue discount ($50,000), resulting in net proceeds of $950,000. The note contained a discount to market feature, whereby, the lender could purchase stock at 90% of the lowest trading price for a period of ten (10) days preceding the conversion date. As of October 25, 2021 this debenture was satisfied.

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

On March 25, 2021, the Company entered into one year, unsecured, convertible note in the aggregate principal amount of $4,000,000 for which the first convertible debenture for $500,000, a one year, unsecured, convertible note on March 25, 2021, which was due March 25, 2022. The convertible note bore interest at 10%. The note contained a discount to market feature, whereby, the lender could purchase stock at 80% of the lowest trading price for a period of ten (10) days preceding the conversion date. The second convertible debenture of $500,000 was issued on April 6, 2021 and the third convertible debenture of $3,000,000 was issued on April 22, 2021. As of February 16, 2022 these debentures were satisfied.

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

The Company issued a $1,500,000, thirteen-month (13), unsecured, convertible note on January 18, 2022, which was due February 18, 2023. The convertible note bore interest at 10%, with an original issue discount ($10,000), resulting in net proceeds of $1,490,000. The note contained a discount to market feature, whereby, the lender could purchase stock at 85% of the lowest trading price for a period of ten (10) days preceding the conversion date. As of October 26, 2022 this debenture was satisfied.

Additionally, the Company issued 12,000,000 five-year (5) warrants with an exercise price of $0.12 per share, and 4,285,714 warrants with an exercise price of $0.14 per share during the year ended December 31, 2022. The warrants had a fair value of $1,071,437, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.08
Exercise price	$0.12 - $ 0.14
Expected term (in years)	5
Expected volatility	124.10%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.58%

The Company has determined that ASC 815 does not apply since the Company has unlimited authorized shares, which in turn satisfies the requirement of having sufficient authorized shares available to settle any potential instruments that may require physical net-share settlement.

In connection with $1,500,000 in note issued, the Company issued 16,785,714 warrants, which are accounted for as debt issue costs, having a fair value of $625,003. The debt issue costs are amortized over the life of the underlying convertible note.

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

The Company issued a $1,500,000, thirteen-month (13), unsecured, convertible note on April 11, 2022, which was due May 11, 2023. The convertible note bore an interest at 10%. The note contained a discount to market feature, whereby, the lender could purchase stock at 85% of the lowest trading price for a period of ten (10) days preceding the conversion date. As of November 17, 2022 this debenture was satisfied.

The Company also paid $115,000 as a debt issuance cost to a placement agent for services rendered. These costs are considered to be a component of the total debt discount.

As of March 31, 2023, the above three notes were fully converted, with the no remaining balance due.

The following represents a summary of the Company’s convertible debt at March 31, 2023:

Convertible Note Payable

Amounts
Balance – December 31, 2021	$503,423
Proceeds	3,000,000
Debt discount and issue costs recorded	(865,000)
Conversion of debt into common shares	(3,750,003)
Amortization of debt discount	1,111,580
Balance – December 31, 2022	$-
No activity – March 31, 2023	-
Balance – March 31, 2023	$-

Accrued Interest Payable

Amounts
Balance – December 31, 2021	31,657
Interest Expense December 31, 2022	153,955
Interest conversion into common shares	(185,612)
Balance – December 31, 2022	$-
No activity – March 31, 2023	-
Balance – March 31, 2023	$-

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

(B) Common Stock Warrants and Options

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

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the three months ended March 31, 2023 the Company recorded $12,843 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the three months ended March 31, 2023, the Company recorded $14,284 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the three months ended March 31, 2023, the Company recorded $4,357 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity as of March 31, 2023 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Exercisable - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Granted	16,785,714	$0.12	4.05	-
Exercised	(11,097,959)	$0.07	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Exercisable - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Granted	-	$-	-	-
Exercised	(2,500,000)	$0.001	-	-
Cancelled/Forfeited	(3,699,320)	$0.08	-	-
Outstanding – March 31, 2023	48,460,714	$0.14	3.04	$439,500
Exercisable – March 31, 2023	48,460,714	$0.14	3.04	$439,500

As of March 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.90	$439,500
$0.04	2,300,000	3.51	$-
$0.2299	8,250,000	1.96	$-
$0.16	3,125,000	2.70	$-
$0.25	8,000,000	2.98	$-
$0.1160	500,000	2.27	$-
$0.12	12,500,000	3.80	$-
$0.14	4,285,714	3.80	$-

For the year ended December 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.43	$319,000
$0.04	2,300,000	3.75	$-
$0.08	3,699,320	0.18	$-
$0.2299	8,250,000	2.21	$-
$0.16	3,125,000	2.95	$-
$0.25	8,000,000	3.23	$-
$0.1160	500,000	2.52	$-
$0.12	12,500,000	4.05	$-
$0.14	4,285,714	4.05	$-

Options activity as of March 31, 2023 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Three months)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	26,802,500	$0.12	19.12	$-
Exercisable - December 31, 2021	26,802,500	$0.12	19.12	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(282,500)	$0.12	5.00	-
Outstanding - December 31, 2022	26,520,000	$0.12	18.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – March 31, 2023	26,520,000	$0.12	18.02	$-
Exercisable – March 31, 2023	26,520,000	$0.12	18.02	$-

As of March 31, 2023, the following options were outstanding:

			Weighted Average
			Remaining
Exercise Price	Options Outstanding	Options Exercisable	Contractual Life (in Three months)

$0.115	-	26,520,000	18.02

For the year ended December 31, 2022, the following options were outstanding:

			Weighted Average
			Remaining
Exercise Price	Options Outstanding	Options Exercisable	Contractual Life (in Three months)

$0.115	-	26,520,000	18.52

(C) Amendment to Articles of Incorporation

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

(D) Common Stock Issued for Debt

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years months. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the three months ended March 31, 2023. As of March 31, 2023 and 2022, the accrued salary balance is $3,086,257 and $3,077,393, respectively (See Note 10).

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

As of March 31, 2023 and December 31, 2022, the Company owes $6,923 and $3,728, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2023 and December 31, 2022, the accrued salary balance is $2,308 and $1,243, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the three months ended March 31, 2023, the Company paid $15,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2023 and December 31, 2022, the outstanding balance is $65,292. For the three months ended March 31, 2023, the Company recorded $490 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On May 9, 2019, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five. On July 1, 2021, the Company ended this lease agreement and entered into a new agreement effective July 1, 2021. The Company accounted for the lease in accordance with ASC Topic 842, “Leases”

On July 1, 2021, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a new two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

NOTE 10 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of	As of
	March 31, 2023	December 31, 2022

Accounts payable - related party	$364,644	$356,191
Accrued expenses - related party	3,095,488	3,082,363
Accrued interest - related party	2,374,355	2,276,454

Total accounts payable and accrued expenses - related party	$5,834,487	$5,715,008

June 6, 2016, the Company received a $50,000 loan from our founder and CEO. Subsequently on December 1, 2017, the Company received an additional $30,000 loan from the founder and CEO. On January 8, 2018 and March 31, 2018, the Company received an additional loan of $100,000 and $15,000, respectively. The Company received additional loan funds from the founder and CEO as follows: $20,000 on April 26, 2018; $15,000 on June 21, 2018; $15,000 on June 29, 2018; $20,000 on July 5, 2018; $26,000 on October 1, 2018; $11,000 on October 12, 2018; $20,000 on December 21, 2018; $3,000 on January 4, 2019; $30,000 on January 17, 2019; $30,000 on February 1, 2019; $20,000 on February 15, 2019; $20,000 on March 1, 2019; $17,000 on January 4, 2019, $100,000 on November 20, 2019, $100,000 on December 18, 2019, $100,000 on January 24, 2020, $100,000 on February 19, 2020, $100,000 on March 9, 2020, $100,000 on April 8, 2020, $150,000 on June 3, 2020, $100,000 on July 16, 2020, $100,000 on August 12, 2020,$100,000 on September 10, 2020, $30,000 on October 19, 2020, $30,000 on November 4, 2020, $35,000 on November 17, 2020 and $70,000 on December 1, 2020. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of March 31, 2023 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2022 is $1,617,000.

During the three months ended March 31, 2023, the Company recorded $19,936 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,894. As of March 31, 2023, total interest payable is $190,663.

During the three months ended March 31, 2022, the Company recorded $18,385 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,610. As of December 31, 2022, total interest payable is $107,882.

As of March 31, 2023, and December 31, 2022, there was $364,644 and $356,191, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of March 31, 2023, and December 31, 2022, there was $3,095,488 and $3,082,363, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of March 31, 2023, and December 31, 2022, there was $2,374,355and $2,276,454, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of March 31, 2023, and December 31, 2022, the Company owed $5,834,487 and $5,714,008, respectively to its related parties in accrued salaries, accrued interest and note payable.

As of March 31, 2023 and December 31, 2022, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 12, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines. This will involve new selective breed protocols, the creation of new hybrids, and the develop of new transgenics utilizing plasmids that are already in an advanced state of development.

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydasilkTM, SpydraTM and others.

●	We plan to continue the expansion of our production capacity at our facilities in Quang Nam, Vietnam.

●	We plan to overcome the current bottleneck in production by improving the overall robustness of our recombinant spider silk lines through a combination of climate acclimation and implementation of a multiple-strain hybrid breeding program. This program has already been initiated and is being rapidly accelerated.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $177,000 over the last 12 months on research and development of high strength polymers. In 2022, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2023 to grow our internal research and development programs.

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2023 as compared to the three month period ended March 31, 2022, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended March 31,			% Change Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	211,103	213,019	(1,916)	-0.90%
Professional Fees	34,747	120,380	(85,633)	-71.14%
Officer’s Salary	171,624	184,808	(13,184)	-7.13%
Research and Development	69,092	27,504	41,588	151.21%
Total operating expenses	486,566	545,711	(59,145)	-10.84%
Loss from operations	(486,566)	(545,711)	59,145	-10.84%
Interest expense	(117,837)	(161,887)	44,050	-27.21%
Amortization of debt issue costs	-	(362,032)	362,032	-100.00%
Net change in unrealized appreciation on investment in gold bullion	33,352	22,951	10,401	45.32%
Interest income	4,269	-	4,269	100.00%
Net Loss	$(566,782)	$(1,046,679)	479,897	-45.85%

Net Revenues: During the three months ended March 31, 2023, we realized $0 of revenues from our business. During the three months ended March 31, 2022, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2023 and 2022 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2023 were $0, as compared to $0 for the three months ended March 31, 2022, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2023, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2022, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2023, we incurred $69,092 of research and development expenses. During the three months ended March 31, 2022, we incurred $27,504 of research and development expenses. This was an increase of $41,588 or 151.21% in 2023 compared with the same period in 2022. This increase was due to an increase in research spending.

Professional Fees: During the three months ended March 31, 2023, we incurred $34,747 of professional expenses, which decreased by $85,633 or 71.14% from $120,380 for the three months ended March 31, 2022. This increase was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the three months ended March 31, 2023, officers’ salary expenses decreased to $171,624 or 7.13% from $184,808 for the three months ended March 31, 2022. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the three months ended March 31, 2022.

General and Administrative Expense: General and administrative expenses decreased by $1,916 or 0.90% to $211,103 for the three months ended March 31, 2023 from $213,019 for the three months ended March 31, 2022. Our general and administrative expenses for the three months ended March 31, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $132,497, travel of $7,792, and office salary of $70,814 for a total of $211,103. Our general and administrative expenses for the three months ended March 31, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $115,890, travel of $3,001, consulting $30,000 and office salary of $64,128 for a total of $213,019.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $10,401 to $33,352 for the three-month period ended March 31, 2023 from $22,951 for the three month period ended March 31, 2022. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense decreased by $44,050 to $117,837 for the three-month period ended March 31, 2023 from $161,887 for the three month period ended March 31, 2022. The decrease was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $0, or 0% for the three months ended March 31, 2023 compared to $362,032 for the three months ended March 31, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $479,897, or 45.85%, to a net loss of $566,782 for the three-month period ended March 31, 2023 from a net loss of $1,046,679 for the three month period ended March 31, 2022. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense, professional fees and general and administrative expenses and offset by an increase in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $566,782 during the three months ended March 31, 2023, and losses are expected to continue in the near term. The accumulated deficit is $47,223,782 at March 31, 2023. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2023, we had $3,452,262 of cash and cash equivalents on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2023 as compared to December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,452,262	$3,862,716
Prepaid expenses	$6,580	$6,580
Deposits	$98,480	$98,480
Total current assets	$3,561,402	$3,983,441
Total assets	$4,163,721	$4,570,920
Total current liabilities	$8,192,489	$8,072,083
Total liabilities	$8,200,943	$8,092,780

At March 31, 2023, we had a working capital deficit of $4,631,087 compared to a working capital deficit of $4,088,642 at December 31, 2022. Current liabilities increased to $8,192,489 at March 31, 2023 from $8,072,083 at December 31, 2022, primarily as a result of accounts payable, and accrued compensation.

For the three months ended March 31, 2023, net cash used in operations of $395,454 was the result of a net loss of $566,782 offset by depreciation expense of $6,617, net change in unrealized depreciation in gold bullions of $33,352, warrants issuance of $31,484, imputed interest on related party loans of $19,936, decrease in prepaid expenses of $11,585, decrease in operating lease right of use of $12,243, an increase of accrued expenses and other payables-related party of $119,479, increase in accounts payable of $15,927 and a decrease in operating lease liabilities of $12,243.

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

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Our financing activities resulted in a cash outflow of $15,000 for the three months ended March 31, 2023 is represented loan repayment.

Our financing activities resulted in a cash inflow of $2,054,864 for the three months ended March 31, 2022 is represented by proceeds from convertible notes payable, net of $1,490,000, $20,000 loan repayment, payment of debt offering costs of $115,000, and proceeds from a warrant exercise for $739,864.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2022, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found on our registration statement on Form S-1 located through the SEC EDGAR system or on the company website www.kraiglabs.com/sec-filings/. Information contained on, or that can be accessed through, our website does not constitute a part of this report.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 12, 2023	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

