Form 10-Q
period 2023-06-30
Kraig Biocraft Laboratories, Inc
filed 2023-08-14
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 1,033,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,436,861	$3,862,716
Investment in U.S. Treasury Bills at fair value (cost: $1,714,790 and $0)	1,727,811	-
Inventory	6,580	6,580
Prepaid expenses	1,728	15,665
Deposit	98,480	98,480
Total Current Assets	3,271,460	3,983,441

Property and Equipment, net	75,104	87,861
Investment in gold bullions (cost $450,216 and $450,216, respectively)	458,832	437,251
Operating lease right-of-use asset, net	34,814	58,849
Security deposit	3,518	3,518

Total Assets	$3,843,728	$4,570,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$527,919	$540,339
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	6,043,760	5,715,008
Operating lease liability, current	18,019	39,200
Loan payable	65,244	95,244
Total Current Liabilities	8,337,234	8,072,083

Long Term Liabilities
Operating lease liability, net of current	17,145	20,697
Total Liabilities	8,354,379	8,092,780

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,033,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,160,611	27,060,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,888,790	10,834,729
Accumulated Other comprehensive income	13,021	-
Accumulated Deficit	(47,812,873)	(46,657,000)

Total Stockholders’ Deficit	(4,510,651)	(3,521,860)

Total Liabilities and Stockholders’ Deficit	$3,843,728	$4,570,920

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	220,667	212,419	431,770	425,438
Professional Fees	31,349	109,534	66,096	229,914
Officer’s Salary	171,625	164,845	343,249	349,653
Research and Development	57,035	49,869	126,127	77,373
Total Operating Expenses	480,676	536,667	967,242	1,082,378

Loss from Operations	(480,676)	(536,667)	(967,242)	(1,082,378)

Other Income/(Expenses)
Net change in unrealized gain (loss) on investment in gold bullion	(11,771)	(28,352)	21,581	(5,401)
Interest expense	(119,282)	(298,444)	(237,119)	(460,331)
Amortization of debt issue costs	-	(174,669)	-	(536,701)
Interest income	22,638	-	26,907	-
Total Other Income/(Expenses)	(108,415)	(501,465)	(188,631)	(1,002,433)

Net (Loss) before Provision for Income Taxes	(589,091)	(1,038,132)	(1,155,873)	(2,084,811)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(589,091)	$(1,038,132)	$(1,155,873)	$(2,084,811)

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	$13,021	$-	$13,021	$-

Total Comprehensive Loss	$(576,070)	$(1,038,132)	$(1,142,852)	$(2,084,811)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,033,374,219	955,149,900	1,032,728,682	949,454,169

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and six months ended June 30, 2023

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated other Comprehensive	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Income	Deficit	Total

Balance, March 31, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,786,149	$-	$(47,223,782)	$(4,037,222)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	80,997	-	-	80,997

Warrants issued for services	-	-	-	-	-	-	-	-	1,487	-	-	1,487

Imputed interest - related party	-	-	-	-	-	-	-	-	20,157	-	-	20,157

Other comprehensive income	-	-	-	-	-	-	-	-	-	13,021		13,021

Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(589,091)	(589,091)

Balance, June 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,888,790	$13,021	$(47,812,873)	$(4,510,651)

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	-	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	98,197	-	-	98,197

Warrants issued for services	-	-	-	-	-	-	-	-	15,771	-	-	15,771

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	40,093	-	-	40,093

Other comprehensive income	-	-	-	-	-	-	-	-	-	13,021	-	13,021

Net loss for the six months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(1,155,873)	(1,155,873)

Balance, June 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,888,790	$13,021	$(47,812,873)	$(4,510,651)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2022

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, March 31, 2022 (Unaudited)	2	$5,217,800	950,905,044	$23,921,297	-	$-	1,122,311	$22,000	$10,599,108	$(43,861,665)	$(4,101,460)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	49,370	-	49,370

Warrants issued for services	-	-	-	-	-	-	-	-	7,929	-	7,929

Convertible debt and accrued interest conversion into common stock ($0.045/Sh-$0.064/Sh)	-	-	23,507,693	1,285,781	-	-	-	-	-	-	1,285,781

Imputed interest - related party	-	-	-	-	-	-	-	-	21,708	-	21,708

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(1,038,132)	(1,038,132)

Balance, June 30, 2022 (Unaudited)	2	$5,217,800	974,412,737	$25,207,078	-	$-	1,122,311	$22,000	$10,678,115	$(44,899,797)	$(3,774,804)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		Class A Shares To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	103,069	-	103,069

Warrants issued for services	-	-	-	-	-	-	-	-	15,771	-	15,771

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864	-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.045/Sh-$0.064/Sh))	-	-	35,936,612	2,082,082	-	-	-	-	-	-	2,082,082

Imputed interest - related party	-	-	-	-	-	-	-	-	40,093	-	40,093

Beneficial conversion feature	-	-	-	-	-	-	-	-	625,003	-	625,003

Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	-	-	-	(2,084,811)	(2,084,811)

Balance, June 30, 2022 (Unaudited)	2	$5,217,800	974,412,737	$25,207,078	-	$-	1,122,311	$22,000	$10,678,115	$(44,899,797)	$(3,774,804)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,

	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(1,155,873)	$(2,084,811)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	12,757	14,721
Net change in unrealized appreciation and depreciation in gold bullions	(21,581)	5,401
Change in fair value of marketable securities	13,021	-
Amortization of debt discount	-	536,701
Imputed interest - related party	40,093	40,093
Warrants issued/(cancelled) to consultants	113,968	118,840
Changes in operating assets and liabilities:
Decrease in prepaid expenses	13,937	9,453
Decrease in operating lease right-of-use, net	24,035	22,198
Increase in accrued expenses and other payables - related party	328,752	182,706
Decrease in accounts payable	(12,420)	216,060
Decrease in operating lease liabilities, current	(24,733)	(21,499)
Net Cash Used In Operating Activities	(668,044)	(960,137)

Cash Flows From Investing Activities
Purchase of treasury bills	(2,587,811)	-
Proceeds from maturity of treasury bills	860,000	-
Net Cash Used in Investing Activities	(1,727,811)	-

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(40,000)
Proceeds from convertible note payable, net of original issue discount	-	2,990,000
Payment of debt offering costs	-	(230,000)
Principal payments on debt	(30,000)	(30,000)
Proceeds from warrant exercise	-	739,864
Net Cash Provided by and Used in Financing Activities	(30,000)	3,429,864

Net Change in Cash and Cash Equivalents	(2,425,855)	2,469,727

Cash and Cash Equivalents at Beginning of Period	3,862,716	2,355,060

Cash and Cash Equivalents at End of Period	$1,436,861	$4,824,787

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$100,000	$-
Beneficial conversion feature in connection with convertible debt	$-	$625,003
Shares issued in connection with convertible note payable	$-	$2,082,082

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of June 30, 2023 and December 31, 2022, the Company had $1,436,861 and $3,862,716, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2023 and 2022, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2023 and December 31, 2022 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2023	December 31, 2022

Stock Warrants (Exercise price - $0.001- $0.25/share)	48,460,714	54,660,032
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	2	2
Total	74,980,716	81,180,034

Investments

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from one month to three months on June 30, 2023.

The Company classifies its investments in Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in other comprehensive gain on the statement of operations and comprehensive loss.

The cost and estimated fair value of the Company’s investments are as follows:

		Gross
		unrealized	Fair
	Cost	gain	value
December 31, 2022	$-	$-	$-
Treasury Bills	$1,714,790	$13,021	$1,727,811
Total Investments, June 30, 2023	$1,714,790	$13,021	$1,727,811

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended June 30, 2023 and 2022, the Company had $57,035 and $49,869 respectively, in research and development costs.

For the six months ended June 30, 2023 and 2022, the Company had $126,127 and $77,373 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and six months ended June 30, 2023 and 2022.

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

There were no impairment losses recorded for the six months ended June 30, 2023 and 2022.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2023 and 2022.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of June 30, 2023 and December 31, 2022, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$458,832	$-	$-	$458,832	$437,251	$-	$-	$437,251
Treasury bills	1,727,811	-	-	1,727,811	-	-	-	-
Money market fund	$1,212,045	$-	$-	$1,212,045	$-	$-	$-	$-
Total	$3,398,688	$-	$-	$3,398,688	$437,251	$-	$-	$437,251

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

The fair value of the treasury bills is based on quoted market prices in an active market. The Company has determined the fair value based on financial factors that are considered level 1 inputs in the fair value hierarchy.

Money market funds included in cash and cash equivalents and U.S. government-backed securities are measured at fair value based on quoted prices in active markets, which are considered Level 1 inputs. The Company’s policy is to recognize transfers in and/or out of the fair value hierarchy as of the date in which the event or change in circumstances caused the transfer.

The following tables summarize activity in gold bullion for the six months ended June 30, 2023:

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value

Balance December 31, 2022	239	$1,829	$437,251
Net change in unrealized gain	-	-	21,581
Balance June 30, 2023	239	$1,920	$458,832

The following tables summarize activity in gold bullion for the six months ended June 30, 2022:

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized loss	-	-	(5,401)
Balance June 30, 2022	239	$1,884	$431,811

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

For the three and six months ended June 30, 2023 and 2022, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At June 30, 2023 and December 31, 2022, the Company had approximately $1,212,045 and $3,285,197, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of June 30, 2023, the Company held $1,212,045 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

Deposit

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory. As of June 30, 2023, the balance remained at $98,480.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $5,065,774 and stockholders’ deficiency of $4,510,651 and used $668,044 of cash in operations for the six months ended June 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2023 and December 31, 2022, property and equipment, net, is as follows:

	June 30, 2023	December 31, 2022	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	123,911	123,911	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(180,611)	(167,854)
Total Property and Equipment, net	$75,104	$87,861

Depreciation expense for the three months ended June 30, 2023 and 2022, was $6,140 and $7,270, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022, was $12,757 and $14,721, respectively.

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

In general, leases, where we are the lessee, may include options to extend the lease term. These leases may include options to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023;

At June 30, 2023 and December 31, 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

	June 30, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$34,814	$58,849

Liabilities

Operating lease liability	$35,164	$59,897

Weighted-average remaining lease term (three months)	1.59	2.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$24,035	$52,043
Total operating lease costs	$24,035	$52,043

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$24,733	$51,344
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2023:

2023	$15,523
2024	8,644
2025	8,644
2026	5,763
Total lease payments	38,574
Less: amount representing interest	(3,410)
Total lease obligations	35,164
Less: current portion of operating lease liability	(18,019)
Long-term portion operating lease liability	$17,145

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of June 30, 2023 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2022 is $1,617,000.

During the six months ended June 30, 2023, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,888. As of June 30, 2023, total interest payable is $218,551.

During the six months ended June 30, 2022, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,267. As of December 31, 2022, total interest payable is $190,663.

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

The Company has continued to make $5,000 monthly payment against this remaining balance in lieu of the balloon payments in months fourteen and twenty. The Company expects to make the final payment on August 1, 2024.

During the six months ended June 30, 2023, the Company paid $30,000 of the loan balance. The remaining loan balance as of June 30, 2023 is $65,244.

NOTE 7 CONVERTIBLE NOTES

On December 11, 2020, the Company issued 3,125,000 five-year (5) warrants. The warrants had a fair value of $2,599,066, based upon using a black-scholes option pricing model with the following inputs:

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

As of June 30, 2023, the above three notes were fully converted, with the no remaining balance due.

The following represents a summary of the Company’s convertible debt at June 30, 2023:

Convertible Note Payable

Amounts
Balance – December 31, 2021	$503,423
Proceeds	3,000,000
Debt discount and issue costs recorded	(865,000)
Conversion of debt into common shares	(3,750,003)
Amortization of debt discount	1,111,580
Balance – December 31, 2022	$-
No activity – June 30, 2023	-
Balance – June 30, 2023	$-

Accrued Interest Payable

Amounts
Balance – December 31, 2021	31,657
Interest Expense December 31, 2022	153,955
Interest conversion into common shares	(185,612)
Balance – December 31, 2022	$-
No activity – June 30, 2023	-
Balance – June 30, 2023	$-

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

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the six months ended June 30, 2023 the Company recorded $46,491 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the six months ended June 30, 2023, the Company recorded $51,706 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the six months ended June 30, 2023, the Company recorded $15,771 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity as of June 30, 2023 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Warrants	Number of Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Exercisable - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Granted	16,785,714	$0.12	4.05	-
Exercised	(11,097,959)	$0.07	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Exercisable - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Granted	-	$-	-	-
Exercised	(2,500,000)	$0.001	-	-
Cancelled/Forfeited	(3,699,320)	$0.08	-	-
Outstanding – June 30, 2023	48,460,714	$0.14	2.79	$331,500
Exercisable – June 30, 2023	48,460,714	$0.14	2.79	$331,500

As of June 30, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.53	$331,500
$0.04	2,300,000	3.26	$-
$0.056	1,000,000	2.02	$-
$0.2299	8,250,000	1.75	$-
$0.16	3,125,000	2.45	$-
$0.25	8,000,000	2.74	$-
$0.1160	500,000	2.02	$-
$0.12	12,500,000	3.55	$-
$0.14	4,285,714	3.55	$-
	48,460,714		$331,500

For the year ended December 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.43	$319,000
$0.04	2,300,000	3.75	$-
$0.056	1,000,000	2.02	$-
$0.08	3,699,320	0.18	$-
$0.2299	8,250,000	2.21	$-
$0.16	3,125,000	2.95	$-
$0.25	8,000,000	3.23	$-
$0.1160	500,000	2.52	$-
$0.12	12,500,000	4.05	$-
$0.14	4,285,714	4.05	$-
	54,660,034		$319,000

Options activity as of June 30, 2023 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	26,802,500	$0.12	19.12	$-
Exercisable - December 31, 2021	26,802,500	$0.12	19.12	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(282,500)	$0.12	5.00	-
Outstanding - December 31, 2022	26,520,000	$0.12	18.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – June 30, 2023	26,520,000	$0.12	17.77	$-
Exercisable – June 30, 2023	26,520,000	$0.12	17.77	$-

As of June 30, 2023, the following options were outstanding:

			Weighted Average
			Remaining
Exercise	Options	Options	Contractual Life
Price	Outstanding	Exercisable	(in Years)

$0.115	-	26,520,000	17.77

For the year ended December 31, 2022, the following options were outstanding:

			Weighted Average
			Remaining
Exercise	Options	Options	Contractual Life
Price	Outstanding	Exercisable	(in Years)

$0.115	-	26,520,000	18.52

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the six months ended June 30, 2023. As of June 30, 2023 and 2022, the accrued salary balance is $3,198,236 and $3,077,393, respectively (See Note 10).

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

As of June 30, 2023 and December 31, 2022, the Company owes $3,195 and $3,728, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2023 and December 31, 2022, the accrued salary balance is $1,065 and $1,243, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the six months ended June 30, 2023, the Company paid $30,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2023 and December 31, 2022, the outstanding balance is $65,292. For the six months ended June 30, 2023, the Company recorded $980 in interest expensed and related accrued interest payable.

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

NOTE 10 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of	As of
	June 30, 2023	December 31, 2022

Accounts payable - related party	$367,784	$356,191
Accrued expenses - related party	3,202,496	3,082,363
Accrued interest - related party	2,473,480	2,276,454

Total accounts payable and accrued expenses - related party	$6,043,760	$5,715,008

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of June 30, 2023 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2022 is $1,617,000.

During the six months ended June 30, 2023, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,888. As of June 30, 2023, total interest payable is $218,551.

During the six months ended June 30, 2022, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,267. As of December 31, 2022, total interest payable is $190,663.

As of June 30, 2023, and December 31, 2022, there was $367,784 and $356,191, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of June 30, 2023, and December 31, 2022, there was $3,202,496 and $3,082,363, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of June 30, 2023, and December 31, 2022, there was $2,473,480 and $2,276,454, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of June 30, 2023, and December 31, 2022, the Company owed $6,043,760 and $5,715,008, respectively to its related parties in accrued salaries, accrued interest and note payable.

As of June 30, 2023 and December 31, 2022, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 14, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines. This will involve new selective breed protocols, the creation of new hybrids, and the develop of new transgenics utilizing plasmids that are already in an advanced state of development.

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydasilkTM, SpydraTM and others.

●	We plan to continue the expansion of our production capacity at our facilities in Quang Nam, Vietnam.

●	We plan to overcome the current bottleneck in production by improving the overall robustness of our recombinant spider silk lines through a combination of climate acclimation and implementation of a multiple-strain hybrid breeding program. This program has already been initiated and is being rapidly accelerated.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $126,000 over the last 6 months on research and development of high strength polymers. In 2023, we are directing our research and development efforts on growing our internal capabilities..

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

The actions of governments in response to COVID, both domestic and foreign, impacted our ability to transport goods, people, essential equipment, and other items essential to our production. In turn, these restrictions are impacting our ability to produce intermediate and end products and are delaying our timelines for commercialization and revenue.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including losses on inventory; impairment losses related to goodwill and other long-lived assets and current obligations.

Three months ended June 30, 2023 compared to the three months ended June  30, 2022

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2023 as compared to the three month period ended June 30, 2022, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30,			Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	220,667	212,419	8,248	3.88%
Professional Fees	31,349	109,534	(78,185)	-71.38%
Officer’s Salary	171,625	164,845	6,780	4.11%
Research and Development	57,035	49,869	7,166	14.37%
Total operating expenses	480,676	536,667	(55,991)	-10.43%
Loss from operations	(480,676)	(536,667)	55,991	-10.43%
Interest expense	(119,282)	(298,444)	179,162	-60.03%
Amortization of debt issue costs	-	(174,669)	174,669	-100.00%
Net change in unrealized appreciation on investment in gold bullion	(11,771)	(28,352)	16,581	-58.48%
Interest income	22,638	-	22,638	100.00%
Net Loss	$(589,091)	$(1,038,132)	449,041	-43.25%

Net Revenues: During the three months ended June 30, 2023, we realized $0 of revenues from our business. During the three months ended June 30, 2022, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2023 and 2022 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2023 were $0, as compared to $0 for the three months ended June 30, 2022, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2023, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2022, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2023, we incurred $57,035 of research and development expenses. During the three months ended June 30, 2022, we incurred $49,869 of research and development expenses. This was an increase of $7,166 or 14.37% in 2023 compared with the same period in 2022. This increase was due to an increase in research spending.

Professional Fees: During the three months ended June 30, 2023, we incurred $31,349 of professional expenses, which decreased by $78,185 or 71.38% from $109,534 for the three months ended June 30, 2022. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the three months ended June 30, 2023, officers’ salary expenses decreased to $171,625 or 4.11% from $164,845 for the three months ended June 30, 2022. This change was primarily due to a 6% annual increase for the Company’s CEO for the three months ended June 30, 2022.

General and Administrative Expense: General and administrative expenses increased by $8,248 or 3.88% to $220,667 for the three months ended June 30, 2023 from $212,419 for the three months ended June 30, 2022. Our general and administrative expenses for the three months ended June 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $141,500, travel of $4,376, and office salary of $74,791 for a total of $220,667. Our general and administrative expenses for the six months ended June 30, 2022, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $23,797, travel of $12,388, consulting $30,000 and office salary of $146,234 for a total of $212,419.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $16,581 to $11,771 for the three-month period ended June 30, 2023 from $28,352 for the three month period ended June 30, 2022. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense decreased by $179,162 to $119,282 for the three-month period ended June 30, 2023 from $298,444 for the three month period ended June 30, 2022. The decrease was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $0, or 0% for the three months ended June 30, 2023 compared to $174,669 for the three months ended June 30, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $449,041, or 43.25%, to a net loss of $589,091 for the three-month period ended June 30, 2023 from a net loss of $1,038,132 for the three month period ended June 30, 2022. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense, professional fees and general and administrative expenses and offset by an increase in research and development fees.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2023 as compared to the six month period ended June 30, 2022, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30,			Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	431,770	425,438	6,332	1.49%
Professional Fees	66,096	229,914	(163,818)	-71.25%
Officer’s Salary	343,249	349,653	(6,404)	-1.83%
Research and Development	126,127	77,373	48,754	63.01%
Total operating expenses	967,242	1,082,378	(115,136)	-10.64%
Loss from operations	(967,242)	(1,082,378)	115,136	-10.64%
Interest expense	(237,119)	(460,331)	223,212	-48.49%
Amortization of debt issue costs	-	(536,701)	536,701	-100.00%
Net change in unrealized appreciation on investment in gold bullion	21,581	(5,401)	26,982	-499.57%
Interest income	26,907	-	26,907	100.00%
Net Loss	$(1,155,873)	$(2,084,811)	928,938	-44.56%

Net Revenues: During the six months ended June 30, 2023, we realized $0 of revenues from our business. During the six months ended June 30, 2022, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2023 and 2022 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2023 were $0, as compared to $0 for the six months ended June 30, 2022, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2023, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2022, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2023, we incurred $126,127 of research and development expenses. During the six months ended June 30, 2022, we incurred $77,373 of research and development expenses. This was an increase of $48,754 or 63.01% in 2023 compared with the same period in 2022. This increase was due to an increase in research spending.

Professional Fees: During the six months ended June 30, 2023, we incurred $66,096 of professional expenses, which decreased by $163,818 or 71.25% from $229,914 for the six months ended June 30, 2022. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the six months ended June 30, 2023, officers’ salary expenses decreased to $343,249 or 1.83% from $349,653 for the six months ended June 30, 2022. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the six months ended June 30, 2022.

General and Administrative Expense: General and administrative expenses increased by $6,332 or 1.49% to $431,770 for the six months ended June 30, 2023 from $425,438 for the six months ended June 30, 2022. Our general and administrative expenses for the six months ended June 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $273,997, travel of $12,168, and office salary of $145,605 for a total of $431,770. Our general and administrative expenses for the six months ended June 30, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $139,687, travel of $15,389, consulting $60,000 and office salary of $210,362 for a total of $425,438.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $26,982 to $21,581 for the six-month period ended June 30, 2023 from $5,401 for the six month period ended June 30, 2022. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense decreased by $223,212 to $237,119 for the six-month period ended June 30, 2023 from $460,331 for the six month period ended June 30, 2022. The decrease was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $0, or 0% for the six months ended June 30, 2023 compared to $536,701 for the six months ended June 30, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $928,938, or 47.31%, to a net loss of $1,155,873 for the six-month period ended June 30, 2023 from a net loss of $2,084,811 for the six month period ended June 30, 2022. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense, professional fees and general and administrative expenses and offset by an increase in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,098,575 during the six months ended June 30, 2023, and losses are expected to continue in the near term. The accumulated deficit is $47,755,575 at June 30, 2023. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2023, we had 1,436,861 of cash and cash equivalents on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2023 as compared to December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,436,861	$3,862,716
Investment in U.S. Treasury Bills at fair value (cost: $1,714,790 and $0)	$1,727,811	$-
Inventory	$6,580	$6,580
Prepaid expenses	$1,728	$15,665
Deposits	$98,480	$98,480
Total current assets	$3,271,460	$3,983,441
Total assets	$3,843,728	$4,570,920
Total current liabilities	$8,337,234	$8,072,083
Total liabilities	$8,354,379	$8,092,780

At June 30, 2023, we had a working capital deficit of $5,065,774 compared to a working capital deficit of $4,088,642 at December 31, 2022. Current liabilities increased to $8,337,234 at June 30, 2023 from $8,072,083 at December 31, 2022, primarily as a result of accounts payable – related party.

For the six months ended June 30, 2023, net cash used in operations of $668,044 was the result of a net loss of $1,142,852 offset by depreciation expense of $12,757, net change in unrealized depreciation in gold bullions of $21,581, warrants issuance of $113,968, imputed interest on related party loans of $40,093, decrease in prepaid expenses of $13,937, decrease in operating lease right of use of $24,035, an increase of accrued expenses and other payables-related party of $328,752, decrease in accounts payable of $12,420 and a decrease in operating lease liabilities of $24,733.

For the six months ended June 30, 2022, net cash used in operations of $960,137 was the result of a net loss of $2,084,811 offset by depreciation expense of $14,721, net change in unrealized depreciation in gold bullions of $5,401, amortization of debt discount of $536,701, warrants issuance of $118,840, imputed interest on related party loans of $40,093, decrease in prepaid expenses of $9,453 and a decrease in operating lease right of use of $22,198, an increase of accrued expenses and other payables-related party of $182,706, increase in accounts payable of $216,060 and a decrease in operating lease liabilities of $21,499.

Net cash used in our investing activities were $1,727,811 and $0 for the six months ended June 30, 2023 and June 30, 2022, respectively. During the six months ended June 30, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $860,000.

Our financing activities resulted in a cash outflow of $30,000 for the six months ended June 30, 2023 is represented loan repayment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 14, 2023	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

