Form 10-Q
period 2023-09-30
Kraig Biocraft Laboratories, Inc
filed 2023-11-13
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 1,033,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 2 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,894,555	$3,862,716
Investment in U.S. Treasury Bills at fair value (cost: $1,714,790 and $0)	-	-
Inventory	6,580	6,580
Prepaid expenses	162	15,665
Deposit– related party	98,480	98,480
Total Current Assets	2,999,777	3,983,441

Property and Equipment, net	74,218	87,861
Investment in gold bullions (cost $450,216 and $450,216, respectively)	441,777	437,251
Operating lease right-of-use asset, net	107,444	58,849
Security deposit	3,518	3,518

Total Assets	$3,626,734	$4,570,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$519,653	$540,339
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	6,265,634	5,715,008
Operating lease liability, current	52,708	39,200
Loan payable	50,244	95,244
Total Current Liabilities	8,570,531	8,072,083

Long Term Liabilities
Operating lease liability, net of current	54,736	20,697
Total Liabilities	8,625,267	8,092,780

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,033,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,160,611	27,060,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	10,963,202	10,834,729
Accumulated Deficit	(48,362,146)	(46,657,000)

Total Stockholders’ Deficit	(4,998,533)	(3,521,860)

Total Liabilities and Stockholders’ Deficit	$3,626,734	$4,570,920

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	224,687	207,172	656,457	632,610
Professional Fees	23,294	87,220	89,390	317,134
Officer’s Salary	172,335	168,770	515,584	518,423
Research and Development	39,129	62,118	165,256	139,491
Total Operating Expenses	459,445	525,280	1,426,687	1,607,658

Loss from Operations	(459,445)	(525,280)	(1,426,687)	(1,607,658)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	(17,055)	(34,053)	4,526	(39,454)
Interest expense	(121,969)	(74,747)	(359,088)	(535,078)
Amortization of debt issue costs	-	(176,276)	-	(712,977)
Interest income	49,196	-	76,103	-
Total Other Income/(Expenses)	(89,828)	(285,076)	(278,459)	(1,287,509)

Net (Loss) before Provision for Income Taxes	(549,273)	(810,356)	(1,705,146)	(2,895,167)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(549,273)	$(810,356)	$(1,705,146)	$(2,895,167)

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	$(13,021)	$-	$-	$-
Other Comprehensive Income

Total Operating and Comprehensive Loss	$(562,294)	$(810,356)	$(1,705,146)	$(2,895,167)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,033,374,219	976,587,869	1,032,946,226	960,027,786

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and nine months ended September 30, 2023

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated other Comprehensive	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Income	Deficit	Total

Balance, June 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,888,790	$13,021	$(47,812,873)	$(4,510,651)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	49,913	-	-	49,913

Warrants issued for services	-	-	-	-	-	-	-	-	4,120	-	-	4,120

Imputed interest - related party	-	-	-	-	-	-	-	-	20,379	-	-	20,379

Other comprehensive income	-	-	-	-	-	-	-	-	-	(13,021)		(13,021)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(549,273)	(549,273)

Balance, September 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,963,202	$-	$(48,362,146)	$(4,998,533)

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	-	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	148,110	-	-	148,110

Warrants issued for services	-	-	-	-	-	-	-	-	19,891	-	-	19,891

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	60,472	-	-	60,472

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-

Net loss for the nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(1,705,146)	(1,705,146)

Balance, September 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,963,202	$-	$(48,362,146)	$(4,998,533)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2022

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, June 30, 2022 (Unaudited)	2	$5,217,800	974,412,737	$25,207,078	-	$-	1,122,311	$22,000	$10,678,115	$(44,899,797)	$(3,774,804)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	49,913	-	49,913

Warrants issued for services	-	-	-	-	-	-	-	-	8,016	-	8,016

Convertible debt and accrued interest conversion into common stock ($0.042/Sh-$0.064/Sh)	-	-	15,693,057	720,753	-	-	-	-	-	-	720,753

Imputed interest - related party	-	-	-	-	-	-	-	-	20,379	-	20,379

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	(810,356)	(810,356)

Balance, September 30, 2022 (Unaudited)	2	$5,217,800	990,105,794	$25,927,831	-	$-	1,122,311	$22,000	$10,756,423	$(45,710,153)	$(3,786,099)

	Preferred Stock -				Common Stock -		Class A Shares
	Series A		Common Stock - Class A		Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	152,982	-	152,982

Warrants issued for services	-	-	-	-	-	-	-	-	23,787	-	23,787

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864	-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.042/Sh-$0.064/Sh))	-	-	51,629,669	2,802,835	-	-	-	-	-	-	2,802,835

Imputed interest - related party	-	-	-	-	-	-	-	-	60,472	-	60,472

Beneficial conversion feature	-	-	-	-	-	-	-	-	625,003	-	625,003

Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	-	-	-	(2,895,167)	(2,895,167)

Balance, September 30, 2022 (Unaudited)	2	$5,217,800	990,105,794	$25,927,831	-	$-	1,122,311	$22,000	$10,756,423	$(45,710,153)	$(3,786,099)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(1,705,146)	$(2,895,167)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	20,042	21,437
Net change in unrealized appreciation and depreciation in gold bullions	(4,526)	39,454
Amortization of debt discount	-	712,977
Imputed interest - related party	60,472	60,472
Warrants issued/(cancelled) to consultants	168,001	176,769
Changes in operating assets and liabilities:
Decrease in prepaid expenses	15,503	10,893
(Increase) in deposits	-	(105,060)
Decrease in operating lease right-of-use, net	36,428	33,623
Increase in accrued expenses and other payables - related party	550,626	282,739
Decrease in accounts payable	(20,686)	248,844
Decrease in operating lease liabilities, current	(37,476)	(32,574)
Net Cash Used In Operating Activities	(916,762)	(1,445,593)

Net Cash Used In Investing Activities
Purchase of treasury bills	(2,587,811)	-
Proceeds from maturity of treasury bills	2,587,811	-
Purchase of fixed assets	(6,399)	-
Net Cash Provided by Investing Activities	(6,399)	-

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(40,000)
Proceeds from convertible note payable, net of original issue discount	-	2,990,000
Payment of debt offering costs	-	(230,000)
Principal payments on debt	(45,000)	(45,000)
Proceeds from warrant exercise	-	739,864
Net Cash Provided by Financing Activities	(45,000)	3,414,864

Net Change in Cash and Cash Equivalents	(968,161)	1,969,271

Cash and Cash Equivalents at Beginning of Period	3,862,716	2,355,060

Cash and Cash Equivalents at End of Period	$2,894,555	$4,324,331

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$100,000	$-
Beneficial conversion feature in connection with convertible debt	$-	$-
Adoption of lease standard ASC 842	$85,023	$-
Shares issued in connection with convertible note payable	$-	$2,082,082

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of September 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of September 30, 2023 and December 31, 2022, the Company had $2,894,555 and $3,862,716, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For September 30, 2023 and 2022, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2023 and December 31, 2022 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2023	December 31, 2022

Stock Warrants (Exercise price - $0.001- $0.25/share)	47,335,714	54,660,032
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	2	2
Total	73,855,716	81,180,034

Investments

The Company has investments Treasury Bills. The Treasury Bills have remaining terms ranging from one month to three months on September 30, 2023.

The Company classifies its investments in Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in other comprehensive gain on the statement of operations and comprehensive loss.

During the nine months ended September 30, 2023, the Treasury Bills were redeemed, and the remaining balance is $0.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Fair value
December 31, 2022	$-	$-	$-
Treasury Bills	$2,587,811	$13,021	$2,600,832
Treasury Bills – Redemption	$2,587,811	$(13,021)	$(2,600,832)
Total Investments, September 30, 2023	$-	$-	$-

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended September 30, 2023 and 2022, the Company had $39,129 and $62,118 respectively, in research and development costs.

For the nine months ended September 30, 2023 and 2022, the Company had $165,256 and $139,491 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and nine months ended September 30, 2023 and 2022.

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

There were no impairment losses recorded for the nine months ended September 30, 2023 and 2022.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2023 and 2022.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of September 30, 2023 and December 31, 2022, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$441,777	$-	$-	$441,777	$437,251	$-	$-	$437,251
Money market fund	$2,776,029	$-	$-	$2,776,029	$-	$-	$-	$-
Total	$3,217,806	$-	$-	$3,217,806	$437,251	$-	$-	$437,251

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

The following tables summarize activity in gold bullion for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value

Balance December 31, 2022	239	$1,829	$437,251
Net change in unrealized gain	-	-	4,526
Balance September 30, 2023	239	$1,848	$441,777

The following tables summarize activity in gold bullion for the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized loss	-	-	(39,454)
Balance September 30, 2022	239	$1,664	$397,758

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

For the three and nine months ended September 30, 2023 and 2022, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At September 30, 2023 and December 31, 2022, the Company had approximately $2,776,029 and $3,285,197, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of September 30, 2023, the Company held $2,776,029 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

Deposit– Related Party

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory from a related party vendor (an entity in which we hold a 15% ownership interest – see below for Cost Method investment). As of September 30, 2023, the balance was $98,480 (See Note 10).

Investments without a Readily Determinable Fair Value (Cost Method)

Investments in nonmarketable entities in which the Company is not able to exercise significant influence, our “Cost Method Investments,” are accounted for at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration, and carry the investment at $0 on September 30, 2023 and December 31, 2022, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $5,525,153 and stockholders’ deficiency of $4,998,533 and used $916,762 of cash in operations for the nine months ended September 30, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2023 and December 31, 2022, property and equipment, net, is as follows:

	September 30, 2023	December 31, 2022	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	130,310	123,911	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(187,896)	(167,854)
Total Property and Equipment, net	$74,218	$87,861

Depreciation expense for the three months ended September 30, 2023 and 2022, was $7,285 and $6,716, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022, was $20,042 and $21,437, respectively.

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

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through September 30, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company recorded ROU asset of $85,022 and lease liability of $85,022 in accordance with the adoption of the new guidance.

On May 9, 2019 the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for three through five. On July 1, 2021, the Company ended this lease agreement, and the company recorded the associated ROU asset and lease liability of $241,800.

On July 1, 2021, the Company signed a 5-year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year.

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2023;

At September 30, 2023 and December 31, 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

	September 30, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$107,444	$58,849

Liabilities

Operating lease liability	$107,444	$59,897

Weighted-average remaining lease term (three months)	2.19	2.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$39,033	$52,043
Total operating lease costs	$39,033	$52,043

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$40,802	$51,344
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at September 30, 2023:

2023	$50,928
2024	52,278
2025	8,644
2026	5,763
Total lease payments	117,613
Less: amount representing interest	(10,169)
Total lease obligations	107,444
Less: current portion of operating lease liability	(52,708)
Long-term portion operating lease liability	$54,736

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of September 30, 2023 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2022 is $1,617,000.

During the nine months ended September 30, 2023, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $41,984. As of September 30, 2023, total interest payable is $232,647.

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

During the nine months ended September 30, 2023, the Company paid $45,000 of the loan balance. The remaining loan balance as of September 30, 2023 is $50,244.

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

Additionally, the Company issued 12,000,000 five-year (5) warrants with an exercise price of $0.12 per share, and 4,285,714 warrants with an exercise price of $0.14 per share during the year ended December 31, 2022. The warrants had a fair value of $1,071,437, based upon using a black-scholes option pricing model with the following inputs:

Stock Price	$0.08
Exercise price	$ 0.12 - $ 0.14
Expected term (in years)	5
Expected volatility	124.10%
Annual rate of quarterly dividends	0%
Risk free interest rate	0.58%

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

As of November 17, 2022, the above three notes were fully converted, with the no remaining balance due.

The following represents a summary of the Company’s convertible debt at September 30, 2023:

Convertible Note Payable

Amounts
Balance – December 31, 2021	$503,423
Proceeds	3,000,000
Debt discount and issue costs recorded	(865,000)
Conversion of debt into common shares	(3,750,003)
Amortization of debt discount	1,111,580
Balance – December 31, 2022	$-
No activity – September 30, 2023	-
Balance – September 30, 2023	$-

Accrued Interest Payable

Amounts
Balance – December 31, 2021	31,657
Interest Expense December 31, 2022	153,955
Interest conversion into common shares	(185,612)
Balance – December 31, 2022	$-
No activity – September 30, 2023	-
Balance – September 30, 2023	$-

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

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the nine months ended September 30, 2023 the Company recorded $70,121 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the nine months ended September 30, 2023, the Company recorded $77,988 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the nine months ended September 30, 2023, the Company recorded $19,891 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity as of September 30, 2023 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Exercisable - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Granted	16,785,714	$0.12	4.05	-
Exercised	(11,097,959)	$0.07	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Exercisable - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Granted	-	$-	-	-
Exercised	(2,500,000)	$0.001	-	-
Cancelled/Forfeited	(4,824,320)	$0.12	-	-
Outstanding – September 30, 2023	47,335,714	$0.13	2.86	$246,500
Exercisable – September 30, 2023	47,335,714	$0.13	2.86	$246,500

As of September 30, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.40	$246,500
$0.04	2,300,000	3.01	$-
$0.056	1,000,000	1.77	$-
$0.2299	7,125,000	1.48	$-
$0.16	3,125,000	2.20	$-
$0.25	8,000,000	2.48	$-
$0.1160	500,000	1.77	$-
$0.12	12,500,000	3.30	$-
$0.14	4,285,714	3.30	$-
	47,335,714		$246,500

For the year ended December 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.43	$319,000
$0.04	2,300,000	3.75	$-
$0.056	1,000,000	2.02	$-
$0.08	3,699,320	0.18	$-
$0.2299	8,250,000	2.21	$-
$0.16	3,125,000	2.95	$-
$0.25	8,000,000	3.23	$-
$0.1160	500,000	2.52	$-
$0.12	12,500,000	4.05	$-
$0.14	4,285,714	4.05	$-
	54,660,034		$319,000

Options activity as of September 30, 2023 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	26,802,500	$0.12	19.12	$-
Exercisable - December 31, 2021	26,802,500	$0.12	19.12	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(282,500)	$0.12	5.00	-
Outstanding - December 31, 2022	26,520,000	$0.12	18.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – September 30, 2023	26,520,000	$0.12	17.52	$-
Exercisable – September 30, 2023	26,520,000	$0.12	17.52	$-

As of September 30, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	-	26,520,000	17.52

For the year ended December 31, 2022, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	-	26,520,000	18.52

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the accrued salary balance is $3,310,214 and $3,077,393, respectively (See Note 10).

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

As of September 30, 2023 and December 31, 2022, the Company owes $6,923 and $3,728, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2023 and December 31, 2022, the accrued salary balance is $2,308 and $1,243, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the nine months ended September 30, 2023, the Company paid $45,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of September 30, 2023 and December 31, 2022, the outstanding balance is $65,292. For the nine months ended September 30, 2023, the Company recorded $1,470 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On May 9, 2019, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 4,560.57 square meters of space, which it leases at a current rent of approximately $45,150 per year one and two and with the 5% increase per year for years three through five. On July 1, 2021, the Company ended this lease agreement and entered into a new agreement effective July 1, 2021. The Company accounted for the lease in accordance with ASC Topic 842, “Leases”

On July 1, 2021, the Company signed a 5 year property lease with the Socialist Republic of Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a new two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through September 30, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

NOTE 10 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of September 30, 2023	As of December 31, 2022

Accounts payable - related party	$371,119	$356,191
Accrued expenses - related party	5,661,868	3,082,363
Accrued interest - related party	232,647	2,276,454

Total accounts payable and accrued expenses - related party	$6,265,634	$5,715,008

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of September 30, 2023 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2022 is $1,617,000.

During the nine months ended September 30, 2023, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $41,984. As of September 30, 2023, total interest payable is $232,647.

During the nine months ended September 30, 2022, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $40,962. As of December 31, 2022, total interest payable is $190,663.

As of September 30, 2023, and December 31, 2022, there was $371,119 and $356,191, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of September 30, 2023, and December 31, 2022, there was $3,319,445 and $3,082,363, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of September 30, 2023, and December 31, 2022, there was $2,575,070 and $2,276,454, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of September 30, 2023, and December 31, 2022, the Company owed $6,265,634 and $5,715,008, respectively to its related parties in accrued salaries, accrued interest and note payable.

As of September 30, 2023 and December 31, 2022, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory from a related party vendor (an entity in which we hold a 15% ownership interest. As of September 30, 2023, the balance was $98,480 (See Note 1).

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 13, 2023 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

We are continuing to work with our non-CRISPR Cas9 platform technology to accelerate our R&D operations. We are refining that approach for our targeted end-market applications. We are simultaneously working with other technologies to advance, accelerate, and broaden our genetic engineering capabilities. All of these systems are built on our eco-friendly and cost-effective silkworm production system, which we believe is more advanced than current competing methods. Knock-in knock-out technology allows for the targeting of specific locations and genetic traits for modification, addition, and removal. We are implementing these gene editing technologies to develop new protein structures well beyond the native spider silk sequences that were used to create our Monster silk and dragon silk lines.

Based on our internal analysis, management believes that these new platform technologies will allow us to outpace and surpass the performance of Dragon Silk, a fiber that we developed with our previous tools. Samples of Dragon Silk have already demonstrated to be tougher than many fibers used in bullet proof vests. We expect that this new approach will yield materials beyond those capabilities based upon its potential for significantly improved purity.

In August 2019, we received authorization from governmental authorities to begin rearing genetically enhanced silkworms at our production facility in Vietnam. In October 2019, the Company delivered the first batch of these silkworms and began operations. These silkworms served as the basis for the commercial expansion of our proprietary silk technology. On November 4, 2019, we reported that we had successfully completed rearing the first batch of its transgenic silkworms at the Quang Nam production factory. Seasonal challenges in late December 2019 slowed production operations, and governmental restrictions imposed due to the global COVID-19 pandemic further delayed our operations in 2020. In 2021, we received the first shipment of silk from our factory in Vietnam despite obstacles relating to the global pandemic. Production operations in 2022 and early 2023 were hampered by unseasonable climate fluctuations and poor robustness of the silkworm strains we were utilizing at that time. To address these challenges, we have taken significant steps to improve the genetics of our silkworms and radically improve our internal procedures at Kraig labs and Prodigy Textiles to strengthen our operations. We believe that we will be able to target metric tons of capacity of our recombinant spider silk fiber per annum from our operations once we overcome the current challenges and reach maximum utilization. This capacity will allow us to address the initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines. This will involve new selective breed protocols, the creation of new hybrids, and the development of new transgenics utilizing plasmids that are already in an advanced state of development.

●	We plan to develop a line of fabrics and apparel under a joint venture with Kings to create a line of fashion wear under Spydasilk Enterprises Pte. Ltd., with trade names including SpydaSilkTM, SpydraTM and others.

●	We plan to continue the expansion of our production capacity at our facilities in Vietnam. This process will include the replacement of key management positions at Prodigy Textiles, overhauling internal structures, and onboarding additional expertise in silkworm breeding, rearing, and pathology.

●	We plan to overcome the current bottleneck in production by improving the overall robustness of our recombinant spider silk lines through a combination of climate acclimation, improved silkworm genetics, and the implementation of a multiple-strain hybrid breeding program. This program has already been initiated and is being rapidly accelerated.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $166,000 over the last 9 months on research and development of high strength polymers . In 2023, we are directing our research and development efforts on growing our internal capabilities.

●

We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research that overlap the company’s existing research and development. One such potential area for collaborative research that the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2023 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including Monster Silk®, Dragon SilkTM, SpydaSilkTM, and SpydraTM.

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

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2023 as compared to the three month period ended September 30, 2022, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended September 30,			% Change Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	224,687	207,172	17,515	8.45%
Professional Fees	23,294	87,220	(63,926)	-73.29%
Officer’s Salary	172,335	168,770	3,565	2.11%
Research and Development	39,129	62,118	(22,989)	-37.01%
Total operating expenses	459,445	525,280	(65,835)	-12.53%
Loss from operations	(459,445)	(525,280)	65,835	-12.53%
Interest expense	(121,969)	(74,747)	(47,222)	63.18%
Amortization of debt issue costs	-	(176,276)	176,276	-100.00%
Net change in unrealized appreciation on investment in gold bullion	(17,055)	(34,053)	16,998	-49.92%
Interest income	49,196	-	49,196	100.00%
Net Loss	$(549,273)	$(810,356)	261,083	-32.22%

Net Revenues: During the three months ended September 30, 2023, we realized $0 of revenues from our business. During the three months ended September 30, 2022, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2023 and 2022 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended September 30, 2023 were $0, as compared to $0 for the three months ended September 30, 2022, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2023, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2022, a change of $0 or 0%.

Research and development expenses: During the three months ended September 30, 2023, we incurred $39,129 of research and development expenses. During the three months ended September 30, 2022, we incurred $62,118 of research and development expenses. This was a decrease of $22,989 or 37.01% in 2023 compared with the same period in 2022. This increase was due to an increase in research spending.

Professional Fees: During the three months ended September 30, 2023, we incurred $23,294 of professional expenses, which decreased by $63,926 or 73.29% from $87,220 for the three months ended September 30, 2022. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the three months ended September 30, 2023, officers’ salary expenses increased to $172,335 or 2.11% from $168,770 for the three months ended September 30, 2022. This change was primarily due to a 6% annual increase for the Company’s CEO for the three months ended September 30, 2022.

General and Administrative Expense: General and administrative expenses increased by $17,515 or 8.45% to $224,687 for the three months ended September 30, 2023 from $207,172 for the three months ended September 30, 2022. Our general and administrative expenses for the three months ended September 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $107,083, travel of $4,243, and office salary of $113,361 for a total of $224,687. Our general and administrative expenses for the three months ended September 30, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $71,900, travel of $7,569, consulting $20,000 and office salary of $107,703 for a total of $207,172.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $16,998 to $17,055 for the three-month period ended September 30, 2023 from $34,053 for the three month period ended September 30, 2022. The decrease was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $47,222 to $121,969 for the three-month period ended September 30, 2023 from $74,747 for the three month period ended September 30, 2022. The increase was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $0, or 0% for the three months ended September 30, 2023 compared to $176,276 for the three months ended September 30, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $261,083, or 32.22%, to a net loss of $549,273 for the three-month period ended September 30, 2023 from a net loss of $810,356 for the three month period ended September 30, 2022. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense, professional fees and general and administrative expenses and offset by an increase in research and development fees.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2023 as compared to the nine month period ended September 30, 2022, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Nine Months Ended September 30,			% Change Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
OPERATING EXPENSES:
General and Administrative	656,457	632,610	23,847	3.77%
Professional Fees	89,390	317,134	(227,744)	-71.81%
Officer’s Salary	515,584	518,423	(2,839)	-0.55%
Research and Development	165,256	139,491	25,765	18.47%
Total operating expenses	1,426,687	1,607,658	(180,971)	-11.26%
Loss from operations	(1,426,687)	(1,607,658)	180,971	-11.26%
Interest expense	(359,088)	(535,078)	175,990	-32.89%
Amortization of debt issue costs	-	(712,977)	712,977	-100.00%
Net change in unrealized appreciation on investment in gold bullion	4,526	(39,454)	43,980	-111.47%
Interest income	76,103	-	76,103	100.00%
Net Loss	$(1,705,146)	$(2,895,167)	1,190,021	-41.10%

Net Revenues: During the nine months ended September 30, 2023, we realized $0 of revenues from our business. During the nine months ended September 30, 2022, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2023 and 2022 was $0 or 0%.

Cost of Revenues: Costs of revenues for the nine months ended September 30, 2023 were $0, as compared to $0 for the nine months ended September 30, 2022, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2023, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2022, a change of $0 or 0%.

Research and development expenses: During the nine months ended September 30, 2023, we incurred $165,256 of research and development expenses. During the nine months ended September 30, 2022, we incurred $139,491 of research and development expenses. This was an increase of $25,765 or 18.47% in 2023 compared with the same period in 2022. This increase was due to an increase in research spending.

Professional Fees: During the nine months ended September 30, 2023, we incurred $89,390 of professional expenses, which decreased by $227,744 or 71.81% from $317,134 for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the nine months ended September 30, 2023, officers’ salary expenses decreased to $515,584 or 0.55% from $518,423 for the nine months ended September 30, 2022. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the nine months ended September 30, 2022.

General and Administrative Expense: General and administrative expenses increased by $23,847 or 3.77% to $656,457 for the nine months ended September 30, 2023 from $632,610 for the nine months ended September 30, 2022. Our general and administrative expenses for the nine months ended September 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of 381,080, travel of $16,411, and office salary of $258,966 for a total of $656,457. Our general and administrative expenses for the nine months ended September 30, 2022 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $211,587, travel of $22,958, consulting $80,000 and office salary of $318,065 for a total of $632,610.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $43,980 to $4,526 for the nine-month period ended September 30, 2023 from $39,454 for the nine month period ended September 30, 2022. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense decreased by $175,990 to $359,088 for the nine-month period ended September 30, 2023 from $535,078 for the nine month period ended September 30, 2022. The decrease was primarily due to interest on certain Company loans.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $0, or 0% for the nine months ended September 30, 2023 compared to $712,977 for the nine months ended September 30, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Net Loss: Net loss decreased by $1,190,021, or 41.10%, to a net loss of $1,705,146 for the nine-month period ended September 30, 2023 from a net loss of $2,895,167 for the nine month period ended September 30, 2022. This decrease in net loss was primarily attributable to decreases in amortization of original issue debt discount, warrant expense, professional fees and general and administrative expenses and offset by an increase in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,705,146 during the nine months ended September 30, 2023, and losses are expected to continue in the near term. The accumulated deficit is $48,362,146 at September 30, 2023. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2023, we had $2,894,555 of cash and cash equivalents on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities and total liabilities as of September 30, 2023 as compared to December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
Cash and Cash Equivalents	$2,894,555	$3,862,716
Inventory	$6,580	$6,580
Prepaid expenses	$162	$15,665
Deposits	$98,480	$98,480
Total current assets	$2,999,777	$3,983,441
Total assets	$3,626,734	$4,570,920
Total current liabilities	$8,570,531	$8,072,083
Total liabilities	$8,625,267	$8,092,780

At September 30, 2023, we had a working capital deficit of $5,570,754 compared to a working capital deficit of $4,088,642 at December 31, 2022. Current liabilities increased to $8,570,531 at September 30, 2023 from $8,072,083 at December 31, 2022, primarily as a result of accounts payable – related party.

For the nine months ended September 30, 2023, net cash used in operations of $916,762 was the result of a net loss of $1,705,146 offset by depreciation expense of $20,042, net change in unrealized depreciation in gold bullions of $4,526, warrants issuance of $168,001, imputed interest on related party loans of $60,472, decrease in prepaid expenses of $15,503, decrease in operating lease right of use of $37,476, an increase of accrued expenses and other payables-related party of $550,626, decrease in accounts payable of $20,686 and a decrease in operating lease liabilities of $37,476.

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

Net cash used in our investing activities were $6,399 and $0 for the nine months ended September 30, 2023 and September 30, 2022, respectively. During the nine months ended September 30, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $2,587,811.

Our financing activities resulted in a cash outflow of $45,000 for the nine months ended September 30, 2023 is represented loan repayment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2023, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 13, 2023	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

