Form 10-K
period 2023-12-31
Kraig Biocraft Laboratories, Inc
filed 2024-04-01
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $42,268,343. The aggregate market value was computed by reference to the last sale price ($0.041) price per share) of such common equity as of that date.

As of April 1, 2024, the registrant had 1,038,374,219 shares of common stock issued and outstanding.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we have been a leader in the research and development of commercially scalable and cost effective spider silk for technical textile and non-fibrous applications. Our primary proprietary fiber technology utilizes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the specialty fiber and technical textile industries. We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. Our technology holds, what we believe to be, the potential for life-saving ballistic resistant materials. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

Through our technologies, the introduction of the gene sequence based on those found in native spider silk, results in a germline transformation and is therefore self-perpetuating. Our recombinant spider silk fibers incorporate the silk proteins found in spider silk with native silkworm silk proteins. This combination of native silkworm proteins combined with spider silk protein structures results in new and unique recombinant silk fibers. This technology is in essence a protein expression platform which has other potential applications including diagnostics and pharmaceutical production. Moreover, our technologies are “green” inasmuch as our fibers and textiles are derived from nature and do not use any petrochemicals as an input into the fibers.

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2023 include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2023 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

In January 2022, we completed production of the first Dragon Silk yarn produced entirely in Vietnam. The finished recombinant spider silk yarn was spun from raw recombinant spider silk produced at Prodigy Textiles. . While Prodigy Textiles remains focused on ramping up the output of silk cocoons, supporting vendors will play an essential role in processing that silk into finished goods for a wide range of consumer markets. Once we achieve commercial scale production, we plan to ship some of this Dragon Silk yarn to SpydaSilk Enterprises in Singapore, a joint venture partially owned by the Company for weaving into fabrics and finished garments. The Company expects that Prodigy Textiles will leverage any expanding silk production to address the material needs of SpydaSilk and make additional materials available for purchase to fill the numerous and backlogged material requests it has received.

On July 15, 2022, we signed an agreement with Global Silk Solutions Joint Stock Company (GSS). Under this agreement, GSS agreed to serve as a contract manufacturer.

In 2023 the Company implemented a concentrated program to strengthen our production silkworm strains with the goal of increasing their robustness and tolerance for the commercial production environment. We undertook this program because our study of previous attempts to increase production indicated that our laboratory strains may have lacked the necessary robustness to carry out our production objectives. This process involved selective breeding over many generations and isolating target traits while crossbreeding with more robust specimens. The ultimate goal is to create two, and ultimately four, separate strains of our silkworm, which, when crossed with each other, would produce significant hybrid vigor. We are now concentrated on six strains, half of which are ready or nearly ready for field trials. As of December 2023, we achieved homozygous for the transgene in one of those strains. We achieved homozygosity of a second strain in the first quarter of 2024.

On January 24, 2024, we signed a memorandum of understand with the Vietnam Sericulture Association (VSA) and the Lam Dong Agro-Forestry Research & Experiment Center (LAREC) to enhance sericulture in Vietnam through the expanded application of the Company’s spider silk silkworm technology.

Strategic Partnership

On November 23, 2020, we entered into a Strategic Partnership Agreement ((as amended in January 2021, the “SPA”) with Mthemovement Kings Pte Ltd (“Kings”). Kings is an eco-friendly luxury streetwear apparel line, part of the Kings Group of Companies and its affiliated companies.

Pursuant to the SPA, the parties have formed a joint venture to develop and sell the Company’s spider silk fibers under the new innovative apparel and fashion brand, trade named SpydaSilk™ and potential other trademarks to be announced. All trademarks and branding related intellectual property related to the SpydaSilk™ brand name, will be jointly owned by the Company and Kings. Under the terms of the Agreement, the Company granted the joint venture and the SpydaSilk Enterprises Pte. Ltd. brand an exclusive geographic license for distribution of the Company’s products for the Association of Southeast Asian Nations.

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

Covid-19

On March 19, 2020, we furloughed non-essential staff in response to governmental regulations relating to COVID. This decision primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk rearing operations at that facility. As of the date hereof, we have resumed silk production operations in Vietnam. The Company supported its furloughed staff and paid their salaries during all mandatory closures. During the duration of the furlough, the Company’s CEO voluntarily waved the payment or accrual of his salary. The Company leveraged this forced closure time to improve its production infrastructure based on the lessons learned from its operations. After the mandated closure, the Company has enhanced its production operations with process automation, moved its production headquarters to a facility designed for silk production, created a more self-reliant supply chain, and established a microbiology laboratory in its facilities for enhanced quality control. The global COVID pandemic and government regulations associated with the pandemic continue to evolve. We will continue to monitor the situation closely, including its potential effect on our plans and timelines.

The Product

Our products exploit the unique characteristics of spider silk, specifically dragline silk from Nephila clavipes (golden orb-web spider) and variants thereof. Such fibers possess unique mechanical properties in terms of strength, resilience and flexibility. Through the use of genetic engineering, we believe that we have produced a variety of unique transgenic silkworm strains that produce recombinant spider silk. Our recombinant spider silk fiber incorporate the silk proteins found in spider silk with the native silkworm silk proteins. This combination of native silkworm proteins combined with spider silk protein structures results in a new and unique recombinant silk fiber.

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

Dragon SilkTM

Dragon SilkTM is the next evolution in recombinant spider silk, combining the elasticity of Monster Silk® with additional high strength elements of native spider silk. Some samples of Dragon SilkTM have demonstrated strength beyond that of native spider silk. This combination of strength and elasticity results in a silk fiber which is soft and flexible, yet tougher than leading synthetic fiber available on the market. Based on inquires we have received from end market leaders, we believe that Dragon SilkTM- will have applications in performance apparel, durable workwear, luxury goods, and composites.

Other Products

We are continuing to develop new recombinant silks and other protein-based fibers and materials using our genetic engineering capabilities. The Company leverages the latest in genetic engineering technology to develop new silk and protein technologies that it believes will have significant advantages over our legacy technology which created Dragon Silk and Monster Silk. Chief among these is the potential to produce spider silks with greatly increased purity and performance. Due to the biocompatible and biodegradable properties of silk, we believe that the materials developed using this process will create opportunities for products in the medical industry, including sutures, grafts, and implants.

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

Our transgenic silkworms are created by inserting the genes expressing spider silk with either natural or engineered amino acid sequences into the embryos of the silkworm. The spider silk sequence is introduced to the embryo of the silkworm and incorporated into the silkworm genome using state of the art molecular biology approaches. The spider sequence is created on a circular loop of DNA called a plasmid. We developed a method to alter the plasmid DNA to more readily allow the mixing and matching of various targeted traits including spider DNA genes, disease resistance, commercially marketable proteins and other physical properties. In this way, we can combine different genetic cassettes to create fibers and proteins with the modified chemical, physical, and mechanical properties more rapidly than through conventional methods.

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, more flexible, and tougher than steel. However, the Company does not currently have any life-saving ballistic products and could be some time before we are able to produce such a product. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets. Our interactions with manufacturers of high performance textiles, convince us that there is an eager commercial market for our innovative, sustainable, and differentiated technology and products.

Manufacturing

Our spider silk technology is designed for plug and play incorporation into the existing silk production model. We manufacture and plan to continue to manufacture our proprietary spider silk fibers using traditional silkworm production practices (sericulture).

Working with our contractors we identified robustness and acclimation of our silkworm strain to the local climate as one of the most significant challenges to production. In 2023 the Company implemented a concentrated program to strengthen our production silkworm strains with the goal of increasing their robustness and tolerance for the commercial production environment. This process involved selective breeding over many generations and isolating target traits while crossbreeding with more robust specimens. The ultimate goal is to create two, and ultimately four, separate strains of our silkworm, which, when crossed with each other, would produce significant hybrid vigor. We are now concentrated on six strains, half of which are ready or nearly ready for field trials. As of December 2023, we achieved homozygosity for the transgene in one of those strains. We achieved homozygosity of a second strain in the first quarter of 2024. Our work in this area is continuing and accelerating.

The Company, through Prodigy Textiles, has hired local workers with experience in sericulture production to care for and raise our silkworms through the five instars, or stages, of the silkworm life cycle, including the final instar when the mature caterpillars produce a cocoon comprised of pure silk. These cocoons are then reeled to our specifications to form the final spider silk threads such as Dragon SilkTM and Monster Silk®.

By utilizing existing production methodology in traditional silk regions to produce our high performance materials, we leverage historical knowledge, available labor and existing capital infrastructure for production, spinning, and weaving of our spider silk materials. This approach reduces the risk to our manufacturing operations and decreases our need for upfront capital expenditure.

We believe that we will be able to target metric tons of capacity of spider silk fiber per annum from our operations when fully developed. This capacity will allow us to address our anticipated initial demand for applications in the protective, performance, and luxury textile markets.

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

We believe that the superior mechanical characteristics of the next generation of protein-based polymers (in other words, genetically engineered silk fibers), will open up new applications for the technology. The materials which we are working to produce are tougher and stronger than steel.

We are actively pursuing relationships within target end markets to secure product collaborations with key market channel leaders. Due to the unique nature of our product, we received numerous unsolicited requests from leading businesses across a range of attractive end markets requesting materials for applications development. This substantial interest in spider silk materials across the broad spectrum of applications for high performance fibers and textiles, combined with the limited initial production capacity, has, we believe, provided the opportunity to be selective in choosing market channel partners best able to bring our product to market at scale. We are working under non-disclosure agreements to secure these collaborative development agreements and to establish limited channel exclusivity for firms we believe mirror our culture of innovation. In January 2021 the Company entered into a partnership and exclusive purchase agreement with M the Movement by Kings Group. This partnership is designed to establish a jointly owned apparel and fashion brand headquarter in Singapore focuses on sales to the ASEAN region.

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

During the fiscal years ended December 31, 2023 and 2022, we have spent approximately 15,126 hours and 10,375 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

We have initiated production of our recombinant materials, which we have named Monster Silk® and Dragon SilkTM. Additionally, we plan to accelerate both our microbiology and selective breeding programs, as well as providing more resources for their material and genetic testing protocols.

A key aspect of our research program is designed to target the biggest immediate hurdle to production, the robustness of our silkworms within the large-scale production environment. Working with our contractors we have identified robustness and acclimation of our silkworm lines to the local climate as one of the most significant challenges to production. Our research department has initiated, and we are accelerating a hybridization program, which is explicitly designed to increase robustness and cocoon size.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented gene-splicing technologies for use in silkworm.

Under the Notre Dame Agreements, we exercised our right to exclusive commercial use for spider silk technologies developed under that agreement. We have worked collaboratively with the university to develop fibers with the mechanical characteristics of spider silk. We are applying this proprietary genetic engineering technology to domesticated silkworms, which we believe is the best path to economical, commercial scale production of spider silk.

In 2017, we opened a research and development facility to expand on the work conducted at Notre Dame. Since opening this new facility, we have expanded our intellectual property portfolio with multiple additional provisional and utility patent filings based on new discoveries and inventions. We will continue to utilize our in-house research capabilities to expand and strengthen its patent portfolio while also maintaining and growing our trade secrets relating to genetic advancement and spider silk. We are actively working to develop new approaches to the development of genetically engineering silkworms, underlying construction techniques, and fundamental genetic sequences for improved material performance.

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

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	14/754946	30-Jun-2015			Under Exam
Chimeric Spider Silk and Uses Thereof	Japan	2017-038829	01-Mar-2017			Under Exam
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
A Nucleic Acid Encoding a Chimeric Spider Silk Polypeptide, Chimeric Spider Silk Polypeptide, Composite Fiber Comprising the Chimeric Spider Silk Polypeptide and Method of Preparing a Transgenic Silkworm	Vietnam	1-2013-01306	25-Apr-2013	26612	03-Nov-2020	Granted
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011	2812791	14-Jul-2020	Granted
Chimeric Spider Silk Polypeptides and Fibers Uses Thereof	United States of America	14/754916	30-Jun-2015			Under Exam
Chimeric Spider Silk and Uses thereof	Japan	2013-530432	26-Mar-2013			Pending
Chimeric Spider Silk and Uses thereof	France	11833071.1	26-Apr-2013	2621957	02-Jun-2021	Granted
Chimeric Spider Silk and Uses thereof	India	3574/DELNP/2013	22-Apr-2013			Under Exam
Chimeric Spider Silk and Uses thereof	Germany	11833071.1	26-Apr-2013	602011071095.8	02-Jun-2021	Granted
Chimeric Spider Silk and Uses Thereof	United States of America	61/387332	28-Sep-2010			Expired
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201710335250.4	12-May-2017

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

In addition to patent protection for intellectual property developed by the Company and through its collaborative research agreements, the Company has developed specialized skills and knowledge in the field of selective breeding, performance selection, and husbandry. This information is considered to be trade secrets and will play a critical role in the development of unique strains of new transgenics with diverse mechanical properties. These operations and knowledge held as trade secrets provide an additional layer of security and protection for the products and technologies we seek to develop.

In 2014, the following six trademarks were issued to the Company; the Company shall use these trademarks for product branding in the future:

Marks

Monster Silk®

Spiderpillar®

Spilk®

Monster Worm®

Spider Worm®

Spider Moth®

Dragon SilkTM

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

Following the first agreement, we entered into successive intellectual property and collaborative research agreements with Notre Dame to provide different levels of financial support. The trend had been for an increase in financial support for the research and development in nearly every successive agreement. In June 2012, we entered into an Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015, we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support. On September 20, 2015, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $179,000; in February 2016, the 2015 Notre Dame Research Agreement was extended to July 31, 2016 and in August 2016, the 2015 Notre Dame Research Agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $189,000 and the duration of the 2015 Notre Dame Research Agreement was extended to September 30, 2017. With the funding we received from the U.S. Army, we were able to conduct our research and development in-house, at less cost, and therefore we did not extend the 2015 Notre Dame Research Agreement after September 30, 2017.

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

Cooperative Agreement in Vietnam

On December 30, 2015, we entered into a cooperative agreement with a provincial government office in Vietnam for the research and pilot production of hybrid silkworms. In April 2018, we received our investment registration certificate for our facility in Vietnam. Later that month the Company was issued its ERC so that it could begin operations in Vietnam. We have established a subsidiary in Vietnam which is currently producing our spider silk in small quantities. Management believes the ERC puts the Company on a path to scale at a much greater level by harnessing existing silk production infrastructure with the capacity to match the existing demand for their spider silk materials.

Other Agreements

On October 15, 2013, we entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers. Under the terms of that agreement, the scientific researcher transferred his rights of intellectual property, inventions and trade secrets which the researcher develops relating to recombinant silk to us. Upon signing, the researcher received 8,000,000 common stock purchase warrants from the Company, exercisable 24 months from the date of the agreement. As per the terms of the agreement, the researcher received an additional 10,000,000 warrants after creating a new recombinant silk fiber for us that met specified performance characteristics and another 8,000,000 warrants for performing the contract in good faith. The warrants described above all contain a cashless exercise provision and are exercisable on the 24-month anniversary of the date on which they were issuable under the agreement. All warrant under this agreement were exercised.

Governmental Regulations

We are subject to U.S. federal, state and local laws and regulations, as well as Vietnam central, provisional, and district laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of our products, the environment, distribution of products, the production of products, and our molecular biology based technologies. We believe that we are in material compliance with all such applicable laws and regulations, although no assurance can be provided that this will remain true in the future or that interpretation of laws and regulations will remain a constant. Laws and particularly their interpretations and enforcement can and do change. Social and political trends shift in ways that we can not predict and which could become less favorable to our technology. With regards to areas where law is vague, lacking, or could be subject to interpretation we endeavor to conform to industry norms.

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

While being environmentally conscious is the objective of all producers in this industry, the fermentation process used by our competitors produces high levels of carbon dioxide. CO2 is a greenhouse gas and is argued to be a leading cause of global warming. In stark contrast, Kraig Labs’ mulberry trees and the silk from silkworms have proven to be effective at sequestering carbon dioxide and are renewable resources. Mulberry trees also provide essential global green-cover and significantly help in reducing soil erosion in areas.

Competition

We compete directly with numerous other companies with similar product lines and/or distribution that have extensive capital, resources, market share, and brand recognition.

There are presently three primary competitors that we face in the fledgling spider silk industry, but there are few barriers to entry in our industry. This creates the strong possibility of new competitors emerging, and of others succeeding in developing the same or similar fibers for application that we are trying to develop. The effects of this increased competition may be materially adverse to us and our stockholders. As this is an emergent industry there is no one producer that has captured a significant portion of the market. Bolt Threads, Inc. based in California and Spiber Inc. based in Japan are competitors which have raised the largest amounts of investment capital to date. We also compete with AMSilk, which is based in Germany. We believe that our technology offers more cost-effective methods with lower environmental impact than technologies used by our identified competitors, however, new technologies could be developed that remove this advantage.

These competitors have raised and spent 100’s of millions of dollars in pursuit of spider silk production. The Company believes that its competitors will continue to overspend while struggling to deliver cost effective results.

Employees

The Company currently employs between 10-14 people at its U.S. facilities, 7 full-time and up to 7 part-time, including Kim Thompson, our officer and sole director and Jonathan R. Rice, our Chief Operating Officer. The Company employs between 8-30 full time personnel at its Vietnamese subsidiary depending on the production cycle. We plan to hire more persons on as-needed basis.

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1C. CYBERSECURITY

We do not believe our business has any relevant cybersecurity issues to disclose at this time.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024 and ends on January 31, 2029. We pay an annual rent of approximately $7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%.

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

	High	Low
Fiscal 2022
Quarter ended March 31, 2022	$0.11	$0.07
Quarter ended June 30, 2022	$0.09	$0.06
Quarter ended September 30, 2022	$0.07	$0.05
Quarter ended December 31, 2022	$0.05	$0.03
Fiscal 2023
Quarter ended March 31, 2023	$0.05	$0.03
Quarter ended June 30, 2023	$0.07	$0.04
Quarter ended September 30, 2023	$0.04	$0.03
Quarter ended December 31, 2023	$0.05	$0.03
Fiscal 2024
Quarter ended March 31, 2024	$0.1496	$0.0349

As of March 28, 2024, the last reported sale price of our Common Stock on the OTCQB was $0.0979 per share.

Holders

As of April 1, 2024 in accordance with our transfer agent records, we had 33 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	46,520,000	0	103,203,751
Total	46,520,000	0	103,203,751

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 49,940,000 options have been issued pursuant to the Plan (although some have been cancelled) and 123,871,235 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

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

Amendment and Termination. The Plan terminates ten years from the date it was approved, unless it is terminated earlier by our Board. The Board may amend, alter, suspend, discontinue, or terminate the plan, including, without limitation, any amendment, alternation, suspension, discontinuation, or termination that would impart the rights of any participant, or any other holder or beneficiary of any award theretofore granted, without the consent of any share owner, participant, other holder or beneficiary of an award, or other person, unless required by applicable law.

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

On April 29, 2022, the Company issued 4,273,417 shares of Common Stock in exchange for conversion of $250,000 of principle balance on a convertible debenture and $5,918 of accrued interest.

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

On December 26, 2023, the Company issued 5,000,000 shares of its class A common stock for services with a fair value of $225,000 ($0.045/share) on the date of grant.

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

The following section reflects management’s views on the financial condition as of December 31, 2023 and 2022, and the results of operations and cash flows for the fiscal years ended December 31, 2023 and 2022. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this report.

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006. Kraig Labs was organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we have been a leader in the research and development of commercially scalable and cost-effective spider silk for technical textile and non-fibrous applications. Our primary proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

We are using genetic engineering technologies to develop fibers with greater strength, resiliency and flexibility for use in our target markets, namely the specialty fiber and technical textile industries.

We are continuing to work with our non-CRISPR Cas9 platform technology to accelerate our R&D operations. We are refining that approach for our targeted end-market applications. We are simultaneously working with other technologies to advance, accelerate, and broaden our genetic engineering capabilities. All of these systems are built on our eco-friendly and cost-effective silkworm production system, which we believe is more advanced than current competing methods. We are implementing these gene editing technologies to develop new protein structures with the goal of moving well beyond the native spider silk sequences that were used to create our Monster silk and Dragon silk lines.

Based on our internal analysis, management believes that this new platform technology will allow us to outpace and surpass Dragon Silk, a fiber that we developed with our previous tools. Samples of Dragon Silk have already demonstrated to be tougher than many fibers used in our target markets. We expect that this new approach will yield materials beyond those capabilities based upon its potential for significantly improved purity.

The company manufactures its spider silk materials through its wholly owned Vietnamese subsidiary, Prodigy Textiles. Through Prodigy Textiles the Company operates direct inhouse operations and contract manufacturing operations to develop and grow its production capacity for spider silk. We believe that we will be able to target metric tons of capacity of our spider silk fibers per annum from our operations when fully developed. This capacity will allow us to address initial demand for our products and materials for various applications in the protective, performance, and luxury textile markets.

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2023 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2023 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate and expand commercial scale production of our recombinant spider silk.

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to develop a line of fabrics and apparel, to create a line of recombinant spider silk fashion wear under.

●	We plan to continue the expansion of our overseas production operations, including working with local contractors or cooperatives and the hiring of additional direct staff, as needed.

●	We plan to overcome the current bottleneck in production by improving the overall robustness of our recombinant spider silk lines through a combination of climate acclimation and implementation of a multiple-strain hybrid breeding program. This program has already been initiated and is being rapidly accelerated.

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. In 2023, we directed our research and development efforts on growing our internal capabilities; we plan to continue to dedicate our efforts in 2024 to grow our internal research and development programs.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research which overlap the company’s existing research and development. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2024 and going forward.

●	We plan to actively pursue an uplist to a national exchange if such an opportunity presents itself.

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

Results of Operations for the Years ended December 31, 2022 and 2023

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2023 as compared to the year ended December 31, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Year Ended December 31,			% Change Increase
	2023	2022	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,454,295	825,460	628,835	76.18%
Professional Fees	125,222	339,710	(214,488)	-63.14%
Officer’s Salary	797,406	779,742	17,664	2.27%
Research and Development	237,871	176,431	61,440	34.82%
Total operating expenses	2,614,794	2,121,343	493,451	23.26%
Loss from operations	(2,614,794)	(2,121,343)	(493,451)	23.26%
Interest expense	(484,658)	(609,129)	124,471	-20.43%
Amortization of debt issue costs	-	(1,111,580)	1,111,580	-100.00%
Impairment expense	(95,872)	-	(95,872)	100,00%
Net change in unrealized appreciation on investment in gold bullion	55,985	38	55,947	147228.95%
Interest income	109,559	-	109,559	100.00%
Net Loss	$(3,029,780)	$(3,842,014)	812,234	-21.14%

Net Revenues: During the year ended December 31, 2023, we realized $0 of revenues from our business. During the year ended December 31, 2022, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2023 and 2022.

Research and development expenses: During year ended December 31, 2023, we incurred $237,871 research and development expenses. During year ended December 31, 2023, we incurred $176,431 of research and development expenses, an increase of $61,440 or 34.82% compared with the same period in 2022. The research and development expenses are attributable to the research and development with the Notre Dame University; the increase was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2023, we incurred $125,222 professional expenses, which decreased by $214,488 or 63.14% from $339,710 for year ended December 31, 2022. The decrease in professional fees expense was attributable to decreased expenses related to investor relations services during year ended December 31, 2023.

Officers Salary: During year ended December 31, 2023, officers’ salary expenses increased to $797,406 or 2.27% compared to $779,742 for year ended December 31, 2022. The increase is due to contractual terms of employment. In order to conserve Company resources, the CEO agreed to accrue and not collect a majority of his salary for 2023.

General and Administrative Expense: General and administrative expenses increased by $628,835 or 76.18% to $1,454,295 for year ended December 31, 2023 from $825,460 for year ended December 31, 2022. Our general and administrative expenses for year ended December 31, 2023 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,031,363, Travel of $44,629, office salary of $368,683, and consulting of $9,620 for a total of $1,454,295. Our general and administrative expenses for year ended December 31, 2022 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $416,221, Travel of $25,231, office salary of $259,008, and consulting of $80,000 for a total of $825,460.

Interest Expense: Interest expense decreased to $484,658, or 20.43% for the year ended December 31, 2023 compared to $609,129 for the year ended December 31, 2022. The decrease was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $55,947 to $55,985 for the year ended December 31, 2023 from $38 for the year ended December 31, 2022. The increase was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Amortization of original issue and debt discounts: Amortization of original issue and debt discount decreased to $1,111,580, or 100% for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. The decrease was primarily due to amortization of original issue and debt discounts on convertible loans.

Asset impairment expense: Asset impairment expense increased to $95,872, or 100% for the year ended December 31, 2023, compared to $0 for the year ended December 31, 2022. The increase was primarily due to recognizing impairment expense of a deposit towards the purchase of inventory during the year ended December 31, 2023.

Net Loss: Net loss decreased by $812,234, or 21.14%, to a net loss of $3,029,780 for the year ended December 31, 2023 from a net loss of $3,842,014 for the year ended December 31, 2022. This decrease in net loss was driven primarily by a decrease in warrant compensation, amortization of original issue discount and professional fees and slightly offset by an increase in officer’s salary expense and general and administrative expenses and impairment expense.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,029,780 during the year ended December 31, 2023, and losses are expected to continue in the near term. The accumulated deficit is $49,686,780 at December 31, 2023. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2023, we had $2,551,834 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities and total liabilities as of December 31, 2023 as compared to December 31, 2022, were as follows:

	December 31, 2023	December 31, 2022
Cash	$2,551,834	$3,862,716
Inventory	$6,884	$6,580
Prepaid expenses	$14,902	$15,665
Deposits	$-	$98,480
Total current assets	$2,573,620	$3,983,441
Total assets	$3,232,822	$4,570,920
Total current liabilities	$8,885,610	$8,072,083
Total liabilities	$8,939,978	$8,092,780

At December 31, 2023, we had a working capital deficit of $6,311,990, compared to a working capital deficit of $4,088,642 at December 31, 2022. Current liabilities increased to $8,885,610 at December 31, 2023 from $8,072,083 at December 31, 2022, primarily as a result of accounts payable.

For the year ended December 31, 2023, net cash used in operations of $1,244,483 was the result of a net loss of $3,029,780 offset by depreciation expense of $27,620, asset impairment expense of $95,872, net change in unrealized appreciation in gold bullions of $55,985, stock issued for services of $225,000, warrants issuance of $538,633, imputed interest on related party loans of $80,851, increase in prepaid expenses of $763, decrease in deposits of $2,608, increase in inventory of $304, and a decrease in operating lease right of use of $48,064, an increase of accrued expenses and other payables-related party of $869,640, increase in accounts payable of $1,298 and a decrease in operating lease liabilities of $48,763.

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

Net cash used in our investing activities were $6,399 and $5,021 for the year ended December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $2,587,811 and purchase of fixed assets of $6,399. During the year ended December 31, 2022, our cash outflow of $5,021, is represented by purchase of fixed assets of $5,021.

Our financing activities resulted in a cash inflow of $60,000 for the year ended December 31, 2023, which is represented by $60,000 loan repayment.

Our financing activities resulted in a cash inflow of $3,399,864 for the year ended December 31, 2022, which is represented by proceeds from convertible notes payable of $2,760,000 and repayment of convertible notes of $60,000, repayment of note payable – related party of $40,000, loan repayment of $60,000 and proceeds from a warrant exercise for $739,864.

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

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGES	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022.

PAGES	F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-years ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

The Woodlands, TX

April 1, 2024

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$2,551,834	$3,862,716
Inventory	6,884	6,580
Prepaid expenses	14,902	15,665
Deposit - Related Party	-	98,480
Total Current Assets	2,573,620	3,983,441

Property and Equipment, net	66,640	87,861
Investment in gold bullions (cost $450,216 and $450,216, respectively)	493,236	437,251
Operating lease right-of-use asset, net	95,808	58,849
Security deposit	3,518	3,518

Total Assets	$3,232,822	$4,570,920

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$541,637	$540,339
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	6,584,648	5,715,008
Operating lease liability, current	41,789	39,200
Loan payable	35,244	95,244
Total Current Liabilities	8,885,610	8,072,083

Long Term Liabilities
Operating lease liability, net of current	54,368	20,697
Total Liabilities	8,939,978	8,092,780

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 2 and 2 shares issued and outstanding, respectively	5,217,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,038,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,385,611	27,060,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	11,354,213	10,834,729
Accumulated Deficit	(49,686,780)	(46,657,000)

Total Stockholders’ Deficit	(5,707,156)	(3,521,860)

Total Liabilities and Stockholders’ Deficit	$3,232,822	$4,570,920

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2023	December 31, 2022

Revenue	$-	$-

Operating Expenses
General and Administrative	1,454,295	825,460
Professional Fees	125,222	339,710
Officer’s Salary	797,406	779,742
Research and Development	237,871	176,431
Total Operating Expenses	2,614,794	2,121,343

Loss from Operations	(2,614,794)	(2,121,343)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	55,985	38
Interest expense	(484,658)	(609,129)
Amortization of debt issue costs	-	(1,111,580)
Asset impairment expense	(95,872)	-
Interest income	109,559	-
Total Other Income/(Expenses)	(414,986)	(1,720,671)

Net (Loss) before Provision for Income Taxes	(3,029,780)	(3,842,014)

Provision for Income Taxes	-	-

Net (Loss)	$(3,029,780)	$(3,842,014)

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	$-	$-
Other Comprehensive Income

Total Operating and Comprehensive Loss	$(3,029,780)	$(3,842,014)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,033,122,597	974,307,366

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2021 (Audited)	2	$5,217,800	927,378,166	$22,385,132	#	-	$-	1,122,311	$22,000	$9,894,179	$(42,814,986)	$(5,295,875)

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	202,895	-	202,895

Warrants issued for services	-	-	-	-		-	-	-	-	31,803	-	31,803

Exercise of warrants in exchange for cash ($0.06/Sh and $0.08/Sh)	-	-	11,097,959	739,864		-	-	-	-	-	-	739,864

Convertible debt and accrued interest conversion into common stock ($0.0253/Sh-$0.06430/Sh)	-	-	92,463,883	3,935,615		-	-	-	-	-	-	3,935,615

Imputed interest - related party	-	-	-	-		-	-	-	-	80,849	-	80,849

Beneficial conversion feature	-	-	-	-		-	-	-	-	625,003	-	625,003

Net loss for the years ended December 31, 2022	-	-	-	-		-	-	-	-	-	(3,842,014)	(3,842,014)

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611		-	$-	1,122,311	$22,000	$10,834,729	$(46,657,000)	$(3,521,860)

Options issued for services - related parties	-	-	-	-		-	-	-	-	512,039	-	512,039

Warrants issued for services	-	-	-	-		-	-	-	-	26,594	-	26,594

Shares issued for services	-	-	5,000,000	225,000		-	-	-	-	-	-	225,000

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000		-	-	-	-	(100,000)	-	-

Imputed interest - related party	-	-	-	-		-	-	-	-	80,851	-	80,851

Net loss for the year ended December 31, 2023	-	-	-	-		-	-	-	-	-	(3,029,780)	(3,029,780)

Balance, December 31, 2023 (Audited)	2	$5,217,800	1,038,374,219	$27,385,611		-	$-	1,122,311	$22,000	$11,354,213	$(49,686,780)	(5,707,156)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years December 31,

	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(3,029,780)	$(3,842,014)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	27,620	28,103
Asset impairment expense	95,872	-
Net change in unrealized appreciation and depreciation in gold bullions	(55,985)	(38)
Amortization of debt discount	-	1,111,580
Imputed interest - related party	80,851	80,849
Stock issuable for services	225,000	-
Warrants issued/(cancelled) to consultants	538,633	234,698
Changes in operating assets and liabilities:
(Increase) in inventory	(304)	(6,580)
Decrease (Increase) prepaid expenses	763	(4,610)
Decrease (Increase) in deposits	2,608	(98,480)
Decrease in operating lease right-of-use, net	48,064	45,275
Increase in accrued expenses and other payables - related party	869,640	470,448
Decrease in accounts payable	1,298	138,159
Decrease in operating lease liabilities, current	(48,763)	(44,577)
Net Cash Used In Operating Activities	(1,244,483)	(1,887,187)

Net Cash Flows From Investing Activities
Purchase of treasury bills	(2,587,811)	-
Proceeds from maturity of treasury bills	2,587,811	-
Purchase of fixed assets	(6,399)	(5,021)
Net Cash Provided by Investing Activities	(6,399)	(5,021)

Cash Flows From Financing Activities:
Repayment of notes payable - related party	-	(40,000)
Proceeds from convertible note payable, net of original issue discount	-	2,760,000
Principal payments on debt	(60,000)	(60,000)
Proceeds from warrant exercise	-	739,864
Net Cash Used In Financing Activities	(60,000)	3,399,864

Net Change in Cash and Cash Equivalents	(1,310,882)	1,507,656

Cash and Cash Equivalents at Beginning of Year	3,862,716	2,355,060

Cash and Cash Equivalents at End of Year	$2,551,834	$3,862,716

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$100,000	$-
Warrant discount in connection with cashless warrant exercise	$-	$625,003
Adoption of lease standard ASC 842	$85,023	$-
Shares issued in connection with convertible note payable	$-	$3,935,615

Kraig Biocraft Laboratories, Inc.

Notes to Consolidated Financial Statements as of December 31, 2023 and 2022

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

As of December 31, 2023 and December 31, 2022, the Company had $2,551,834 and $3,862,716, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2023 and 2022, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2023 and December 31, 2022 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2023	December 31, 2022

Stock Warrants (Exercise price - $0.001- $0.25/share)	67,335,714	54,660,032
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	2	2
Total	93,855,716	81,180,034

Investments

During the year the Company had investments Treasury Bills. The Treasury Bills had remaining terms ranging from one month to three months on December 31, 2023.

The Company classifies its investments in Treasury Bills as available-for-sale, accounted for at fair value with unrealized gains and losses recognized in other comprehensive gain on the statement of operations and comprehensive loss.

During the year ended December 31, 2023, the Treasury Bills were redeemed, and the remaining balance is $0.

The cost and estimated fair value of the Company’s investments are as follows:

	Cost	Gross unrealized gain	Fair value
December 31, 2022	$-	$-	$-
Treasury Bills	$2,587,811	$13,021	$2,600,832
Treasury Bills – Redemption	$2,587,811	$(13,021)	$(2,600,832)
Total Investments, December 31, 2023	$-	$-	$-

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the years ended December 31, 2023 and 2022, the Company had $237,871 and $176,431 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the years ended December 31, 2023 and 2022.

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

	2023	2022
Expected income tax (recovery) expense at the statutory rate of 21%	$(636,253)	$(806,823)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	180,647	282,808
Change in valuation allowance	455,606	524,014

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2023	2022
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	5,342,957	4,887,351
Valuation allowance	(5,342,957)	(4,887,351)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2042.

The net change in the valuation allowance for the year ended December 31, 2023 and 2022 was an increase of $455,606 and $524,014, respectively.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2023 and 2022.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of December 31, 2023 and December 31, 2022, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$493,236	$-	$-	$493,236	$437,251	$-	$-	$437,251
Money market fund	$2,409,486	$-	$-	$2,409,486	$-	$-	$-	$-
Total	$2,902,722	$-	$-	$2,902,722	$437,251	$-	$-	$437,251

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

The following tables summarize activity in gold bullion for the quarter ended December 31, 2023:

Year Ended December 31, 2023	Ounces	Cost	Fair Value

Balance December 31, 2021	239	$1,884	$437,212
Net change in unrealized gain	-	38	38
Balance December 31, 2022	239	$1,829	$437,251
Net change in unrealized gain	-	235	55,985
Balance December 31, 2023	239	$2,064	$493,236

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

For the years ended December 31, 2023 and 2022, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At December 31, 2023 and December 31, 2022, the Company had approximately $2,409,486 and $3,285,197, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of December 31, 2023, the Company held $2,409,486 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

Deposit– Related Party

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory from a related party vendor (an entity in which we hold a 15% ownership interest). As of December 31, 2023, the Company recognized impairment expense of $95,872 related to a deposit towards the purchase of inventory. The remaining balance as of December 31, 2023, is $0 (See Note 10).

The Company recognized an impairment expense of $95,872 and $0, respectively, during the years ended December 31, 2023 and 2022, related to a deposit to a related party

Investments without a Readily Determinable Fair Value (Cost Method)

Investments in nonmarketable entities in which the Company is not able to exercise significant influence, our “Cost Method Investments,” are accounted for at our initial cost, minus any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration, and carry the investment at $0 on December 31, 2023 and December 31, 2022, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $6,311,990 and stockholders’ deficiency of $5,707,156 and used $1,244,483 of cash in operations for the year ended December 31, 2023. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2023 and December 31, 2022, property and equipment, net, is as follows:

	December 31, 2023	December 31, 2022	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	130,310	123,911	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(195,474)	(167,854)
Total Property and Equipment, net	$66,640	$87,861

Depreciation expense for the years ended December 31, 2023 and 2022, was $27,620 and $28,103, respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2023;

At December 31, 2023 and December 31, 2022, the Company had no financing leases as defined in ASC 842, “Leases.”

	December 31, 2023	December 31, 2022
Assets

Operating lease - right-of-use asset - non-current	$95,808	$58,849

Liabilities

Operating lease liability	$96,157	$59,897

Weighted-average remaining lease term (three months)	1.95	2.08

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$20,194	$52,043
Total operating lease costs	$20,194	$52,043

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$53,442	$51,344
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2023:

2024	$54,144
2025	44,344
2026	5,764
Total lease payments	104,252
Less: amount representing interest	(8,095)
Total lease obligations	96,157
Less: current portion of operating lease liability	(41,789)
Long-term portion operating lease liability	$54,368

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of December 31, 2023 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2022 is $1,617,000.

During the year ended December 31, 2023, the Company recorded $80,851 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $56,050. As of December 31, 2023, total interest payable is $246,714.

During the year ended December 31, 2022, the Company recorded $80,849 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $54,755. As of December 31, 2022, total interest payable was $107,882.

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

During the year ended December 31, 2023, the Company paid $60,000 of the loan balance. The remaining loan balance as of December 31, 2023 is $35,244.

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

The following represents a summary of the Company’s convertible debt at December 31, 2023:

Convertible Note Payable

Amounts
Balance – December 31, 2021	$503,423
Proceeds	3,000,000
Debt discount and issue costs recorded	(865,000)
Conversion of debt into common shares	(3,750,003)
Amortization of debt discount	1,111,580
Balance – December 31, 2022	$-
No activity – December 31, 2023	-
Balance – December 31, 2023	$-

Accrued Interest Payable

Amounts
Balance – December 31, 2021	31,657
Interest Expense December 31, 2022	153,955
Interest conversion into common shares	(185,612)
Balance – December 31, 2022	$-
No activity – December 31, 2023	-
Balance – December 31, 2023	$-

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

All unexercised warrants are now expired.

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

On December 26, 2023, the Company issued 5,000,000 shares of its class A common stock for services with a fair value of $225,000 ($0.045/share) on the date of grant.

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

On December 13, 2023 the Company issued a 10-year option to purchase 10,00,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $260,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. During the year ended December 31, 2023, the Company recorded $260,000 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	5 years
Risk free interest rate	4.00%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the year ended December 31, 2023, the Company recorded $32,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the year ended December 31, 2023, the Company recorded $21,600 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the year ended December 31, 2023 the Company recorded $93,752 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the year ended December 31, 2023, the Company recorded $104,270 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the year ended December 31, 2023, the Company recorded $26,594 as an expense for options issued

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity as of December 31, 2023 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Exercisable - December 31, 2021	48,972,279	$0.12	2.64	$1,248,452
Granted	16,785,714	$0.12	4.05	-
Exercised	(11,097,959)	$0.07	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Exercisable - December 31, 2022	54,660,034	$0.13	3.04	$319,000
Granted	20,000,000	$0.04	8.96	-
Exercised	(2,500,000)	$0.001	-	-
Cancelled/Forfeited	(4,824,320)	$0.11	-	-
Outstanding – December 31, 2023	67,335,714	$0.12	3.89	$331,500
Exercisable – December 31, 2023	67,335,714	$0.12	3.89	$331,500

As of December 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.14	$331,500
$0.04	2,300,000	2.75	$-
$0.056	1,000,000	1.52	$-
$0.2299	7,125,000	1.27	$-
$0.16	3,125,000	1.95	$-
$0.25	8,000,000	2.23	$-
$0.1160	500,000	1.52	$-
$0.12	12,500,000	3.05	$-
$0.14	4,285,714	3.05	$-
$0.04	4,000,000	9.95	$-
$0.04	6,000,000	9.95	$-
$0.04	10,000,000	9.95	$-

	67,335,714		$331,500

For the year ended December 31, 2022, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	11,000,000	3.43	$321,000
$0.04	2,300,000	3.75	$-
$0.056	1,000,000	2.02	$-
$0.08	3,699,320	0.18	$-
$0.2299	8,250,000	2.21	$-
$0.16	3,125,000	2.95	$-
$0.25	8,000,000	3.23	$-
$0.1160	500,000	2.52	$-
$0.12	12,500,000	4.05	$-
$0.14	4,285,714	4.05	$-
	54,660,034		$321,000

Options activity as of December 31, 2023 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	26,802,500	$0.12	19.12	$-
Exercisable - December 31, 2021	26,802,500	$0.12	19.12	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(282,500)	$0.12	5.00	-
Outstanding - December 31, 2022	26,520,000	$0.12	18.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – December 31, 2023	26,520,000	$0.12	17.27	$-
Exercisable – December 31, 2023	26,520,000	$0.12	17.27	$-

For the year ended December 31, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.27

For the year ended December 31, 2022, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	18.52

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the years ended December 31, 2023. As of December 31, 2023 and December 31, 2022, the accrued salary balance is $3,511,776 and $3,077,393, respectively (See Note 10).

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

As of December 31, 2023 and December 31, 2022, the Company owes $3,482 and $3,728, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2023 and December 31, 2022, the accrued salary balance is $1,154 and $1,243, respectively.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the year ended December 31, 2023, the Company paid $60,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2023 and December 31, 2022, the outstanding balance is $65,292. For the year ended December 31, 2023, the Company recorded $1,960 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On July 1, 2021, the Company signed a 5 year property lease in Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through September 30, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

NOTE 10 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of December 31, 2023	As of December 31, 2022

Accounts payable - related party	$388,001	$356,191
Accrued expenses - related party	3,516,411	3,082,363
Accrued interest - related party	2,680,236	2,276,454

Total accounts payable and accrued expenses - related party	$6,584,648	$5,715,008

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of December 31, 2023 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2022 is $1,617,000.

During the year ended December 31, 2023, the Company recorded $80,851 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $56,050. As of December 31, 2023, total interest payable is $246,714.

During the year ended December 31, 2022, the Company recorded $80,849 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $54,755. As of December 31, 2022, total interest payable was $107,882.

As of December 31, 2023, and December 31, 2022, there was $388,001 and $356,191, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of December 31, 2023, and December 31, 2022, there was $3,516,411 and $3,082,363, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of December 31, 2023, and December 31, 2022, there was $2,680,236 and $2,276,454, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of December 31, 2023, and December 31, 2022, the Company owed $6,584,648 and $5,715,008, respectively to its related parties in accrued salaries and accrued interest.

As of December 31, 2023 and December 31, 2022, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory from a related party vendor (an entity in which we hold a 15% ownership interest). As of December 31, 2023, the Company recognized impairment expense of $95,872 related to a deposit towards the purchase of inventory. The remaining balance as of December 31, 2023, is $0 (See Note 1).

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 1, 2024 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On January 24, 2024, the Company signed a memorandum of understand with the Vietnam Sericulture Association (“VSA”) and the Lam Dong Agro-Forestry Research & Experiment Center (“LAREC”) to enhance sericulture in Vietnam through the expanded application of the Company’s spider silk silkworm technology.

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024 and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

On March 26, 2024, the Company authorized the reclassification of two shares of Preferred stock into Series A preferred stock as approved by the board of directors.

On March 26, 2024, the Company issued one share of Series A preferred stock to Mr. Thompson, our CEO and founder. In consideration for the share of Series A preferred stock, Mr. Thompson paid twenty thousand dollars ($20,000), in the form of debt cancellation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2023, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2023, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including recording an impairment expense against prepaid inventory. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2023, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2023, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards.

During the fiscal quarter ended December 31, 2023, the Company has not adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	62	President, Chief Executive Officer, Chief Financial Officer and Director	April 25, 2006
Jonathan R. Rice	44	Chief Operating Officer	January 20, 2015
Kenneth Le	60	President of Prodigy Textiles	July 2019

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

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described by such activity;

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2023, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2023 and 2022 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Kim Thompson President, CEO, CFO and Director	2023	$447,914	(1)	$89,583	(2)		$260,000	(12)	$-	$-	$56,574	(3)	$867,081
	2022	$424,517	(4)	$84,5129	(5)		$-		$-	$-	$43,373	(6)	$552,402

Jonathan R. Rice COO	2023	$180,243	(7)	$20,000	(8)	$-	$162,000	(13)	$-	$-	$4,080	(9)	$366,323
	2022	$180,000	(10)	$30,000	(11)	$-	$-		$-	$-	$3,960	(9)	$214,496

Kenneth Le President of Prodigy Textiles (13)	2023	$60,000	(14)	$-		$-	$108,000	(15)	$-	$-0	$-		$168,000
	2022	$60,000	(14)	$-		$-	$-		$-	$-0	$-		$60,000

(1)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation.
(2)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(3)	This amount includes: $50,880 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $5,694 in reimbursement for office and travel related expenses.
(4)	This represents the annual salary payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(5)	This represents the annual bonus payable to Mr. Thompson pursuant to the then current terms of his employment agreement. See the section, “Employment Agreements” below for additional information regarding certain accruals and deferrals regarding Mr. Thompson’s compensation. .
(6)	This amount includes: $37,072 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $4,978 in reimbursement for office and travel related expenses.
(7)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2023, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,080 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(9)	In 2022, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $960 in phone service expenses, pursuant to his employment agreement.
(10)	This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2022, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $960 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.
(11)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(12)	In December 2023, Mr. Thompson was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan

(13)	In December 2023, Mr. Rice was issued a ten-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan.
(14)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.
(15)	In December 2023, Mr. Le was issued a ten-year warrant to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan.

2023 POLICIES AND PRACTICES RELATED TO THE GRANT OF CERTAIN EQUITY AWARDS

In response to Item 402(x)(1) of Regulation S-K, the Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information (MNPI). Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011 through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. On January 1, 2021, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $447,915 for the year ended December 31, 2023. In order to conserve Company resources, the CEO agreed to accrue a majority of his salary. As of December 31, 2023, the accrued salary balance is $3,511,776. See, “Certain Relationships And Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

On December 13, 2023, Mr. Thompson was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan; this warrant fully vested on the grant date and will expire on December 13, 2033. For the twelve months ended December 31, 2023, the Company recorded $260,000 for the warrants issued to related party.

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

The Company extended the 2016 COO Employment Agreement to a term ending on January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2020. On May 19, 2020, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2021. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On February 24, 2022, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2023. The COO Employment Agreement can be terminated by either the Company or Mr. Rice at any time

On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018 to January 31, 2020. On January 10, 2020, the Company extended the expiration date of the January 2015 Warrant from January 31, 2020 to January 10, 2025.

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

On December 13, 2023, Mr. Rice was issued a ten-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan; this warrant fully vested on December 13, 2027 and will expire on December 13, 2033.

For the twelve months ended December 31, 2023, the Company recorded $136,670 for the warrants issued to related party.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)	Percent of All Voting Classes (6)
Class A Common Stock
	Kim Thompson	201,587,925	(2)	19.41%	12.30%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	21,920,490	(3)	2.11%	1.14%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	7,600,000	(4)	0.73%	0.46%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	231,108,415		22.26%	14.11%

	George Roland Gill 160 King Street Sydney NSW 2000, Australia	56,935,028	(5)	5.48%	3.48%

Series A Preferred Stock
	Kim Thompson	3		100%	36.62%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	3		100%	36.62%

(1) The percent of class is based on 1,038,374,219 shares of our Common Stock issued and outstanding as of the date hereof.

(2) Such shares include 201,587,922 shares of Common Stock that are owned by Mr. Thompson, and 3 shares of Common Stock that may be issued upon conversion of the Series A preferred stock that are owned by Mr. Thompson. In addition to this, Mr. Thompson owns 30,000,000 warrant shares of Common Stock that may be issued upon exercise of outstanding warrants no sooner than February 19, 2025.

(3) Such shares include 3,202,491 shares of Common Stock that are owned by Mr. Rice and 18,700,000 shares of Common Stock that may be issued upon exercise of warrants Mr. Rice owns. Additionally, Mr. Rice owns warrants to purchase up to 5,800,000 shares of Common Stock, which are not exercisable at this time.

(4) These shares represent shares of Common Stock that may be issued upon exercise of warrants Mr. Le owns.

(5) Such Shares include 56,935,028 shares of Common Stock that are controlled by Mr. Gill.

(6) The percent of all voting classes is based on 1,638,374,219 votes, which includes 1,038,374,219 votes from the holders of our issued and outstanding Common Stock and 600,000,0000 votes from the holder of our issued and outstanding Series A preferred stock.

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

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

In order to conserve Company resources, Mr. Thompson agreed to defer a significant portion of the compensation and other payments, as set forth below, owed to him.

●	Annual Compensation: Between December 31, 2016 and December 31, 2023, Kim Thompson, our CEO accrued $3,511,776 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2022, there was $3,077,393 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2023, we owed Mr. Thompson $6,192,012 in salary and interest related payments.

●	Company Loans: As of December 31, 2023, Mr. Thompson loaned the Company an aggregate of $1,657,000 and has been repaid $40,000, leaving a balance of $1,617,000. As of December 31, 2023, there was $2,617,211 in loan interest; such interest accrues at the rate of 3% per annum.
●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2023, there was $65,292 in royalty payments payable to Mr. Thompson.
●	As of December 31, 2023, there was $388,001 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

The Company is not a subsidiary of any company.

Loans

On January 26, 2022, the Company repaid $40,000 of loan principal to Mr. Thompson.

Warrants

On December 13, 2023, the Company issued Mr. Thompson warrants to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan. See “Executive Compensation” for additional details.

On December 13, 2023, the Company issued Mr. Rice warrants to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan. See “Executive Compensation” for additional details.

On December 13, 2023, the Company issued Mr. Le warrants to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan. See “Executive Compensation” for additional details.

Payments

During the year ended December 31, 2022, the Company paid $98,480 as a deposit towards the purchase of inventory from a related party vendor, which is an entity in which we hold a 15% ownership interest. As of December 31, 2023, the Company recognized an impairment expense of $95,872 against this deposit.

Director Independence

National stock exchange listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have identified persons who meet these requirements and are qualified to serve on our board; we anticipate appointing such persons to our Board at such time as is required to meet the applicable listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2023	2022
Audit Fees	$30,000	$24,500
Audit-Related Fees	$14,000	$9,000
Tax Fees	$4,600	$7,100
All Other Fees	$-	$-
Total	$48,600	$40,600

Audit Fees

For the Company’s fiscal years ended December 31, 2023 and 2022, we were billed approximately $30,000 and $24,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2023 and 2022, we were billed approximately $14,000 and $9,000 for audit related services.

Tax Fees

For the Company’s fiscal year ended December 31, 2023, we were billed approximately $4,600 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2022, we were billed $7,100 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

4.2	Description of Securities*

4.4	Form of Warrant dated March 25, 2021 (18)

4.7	Form of Warrant dated January 18, 2022 (19)

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.6	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.7	Intellectual Property/Collaborative Research Agreement, dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.11	License Agreement, dated October 28, 2011, between the Company and University of Notre Dame du Lac.(12)

10.12	Intellectual Property / Collaborative Research Agreement, dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.14	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.15	Intellectual Property and Collaborative Research Agreements, dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.16	2019 Employee Stock Option Plan (16)

10.17	Strategic Partnership Agreement (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.18	Amendment (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.23	Form of Registration Rights Agreement dated March 25, 2021. (18)

10.26	Form of Amended and Restated Security Agreement dated January 18, 2022 (19)

10.28	Form of Registration Rights Agreement dated January 18, 2022 (19)

14.1	Code of Business Conduct and Ethics (13)

19.1	Insider Trading Policy*

21.1	Subsidiaries*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Furnished and not filed

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

Kraig Biocraft Laboratories, Inc.

Dated: April 1, 2024	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	April 1, 2024
Kim Thompson	Chief Financial Officer and Sole Director

