Form 10-Q
period 2024-03-31
Kraig Biocraft Laboratories, Inc
filed 2024-05-14
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024 there were 1,038,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,047,307	$2,551,834
Inventory	6,884	6,884
Prepaid expenses	4,043	14,902
Total Current Assets	2,058,234	2,573,620

Property and Equipment, net	59,911	66,640
Investment in gold bullions (cost $450,216 and $450,216, respectively)	536,799	493,236
Operating lease right-of-use asset, net	114,027	95,808
Security deposit	3,518	3,518

Total Assets	$2,772,489	$3,232,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$509,455	$541,637
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	6,687,800	6,584,648
Operating lease liability, current	56,736	41,789
Loan payable	20,244	35,244
Total Current Liabilities	8,956,527	8,885,610

Long Term Liabilities
Operating lease liability, net of current	57,991	54,368
Total Liabilities	9,014,518	8,939,978

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 2 shares issued and outstanding, respectively	5,237,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,038,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,385,611	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	11,307,215	11,354,213
Accumulated Deficit	(50,194,655)	(49,686,780)

Total Stockholders’ Deficit	(6,242,029)	(5,707,156)

Total Liabilities and Stockholders’ Deficit	$2,772,489	$3,232,822

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$-	$-

Operating Expenses
General and Administrative	164,375	211,103
Professional Fees	76,182	34,747
Officer’s Salary	178,718	171,624
Research and Development	29,435	69,092
Total Operating Expenses	448,710	486,566

Loss from Operations	(448,710)	(486,566)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	43,563	33,352
Interest expense	(129,934)	(117,837)
Interest income	27,206	4,269
Total Other Income/(Expenses)	(59,165)	(80,216)

Net (Loss) before Provision for Income Taxes	(507,875)	(566,782)

Provision for Income Taxes	-	-

Net (Loss)	$(507,875)	$(566,782)

Total Operating and Comprehensive Loss	$(507,875)	$(566,782)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,038,374,219	1,032,075,973

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2024

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2023 (Audited)	2	$5,217,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$11,354,213	$(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-	-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	(91,090)	-	(91,090)

Warrants issued for services	-	-	-	-	-	-	-	-	23,935	-	23,935

Imputed interest - related party	-	-	-	-	-	-	-	-	20,157	-	20,157

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	(507,875)	(507,875)

Balance, March 31, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$11,307,215	$(50,194,655)	(6,242,029)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three monhts ended March 31, 2023

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	17,200	-	17,200

Warrants issued for services	-	-	-	-	-	-	-	-	14,284	-	14,284

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	19,936	-	19,936

Net loss for thethree months ended March 31, 2023	-	-	-	-	-	-	-	-	-	(566,782)	(566,782)

Balance, March 31, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,786,149	$(47,223,782)	$(4,037,222)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(507,875)	$(566,782)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,729	6,617
Net change in unrealized appreciation and depreciation in gold bullions	(43,563)	(33,352)
Imputed interest - related party	20,157	19,936
Warrants issued/(cancelled) to consultants	(67,155)	31,484
Changes in operating assets and liabilities:
Decrease (Increase) prepaid expenses	10,859	11,585
Decrease in operating lease right-of-use, net	11,865	11,895
Increase in accrued expenses and other payables - related party	123,152	119,479
Decrease in accounts payable	(32,182)	15,927
Decrease in operating lease liabilities, current	(11,514)	(12,243)
Net Cash Used In Operating Activities	(489,527)	(395,454)

Net Cash Provided by Investing Activities	-	-

Cash Flows From Financing Activities:
Principal payments on debt	(15,000)	(15,000)
Net Cash Provided by Financing Activities	(15,000)	(15,000)

Net Change in Cash and Cash Equivalents	(504,527)	(410,454)

Cash and Cash Equivalents at Beginning of Period	2,551,834	3,862,716

Cash and Cash Equivalents at End of Period	$2,047,307	$3,452,262

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$100,000
Additional lease ROU	$30,084	$-
Preferred share issued in connection with debt cancellation - related party	$20,000	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

As of March 31, 2024 and December 31, 2023, the Company had $2,047,307 and $2,551,834, in cash and cash equivalent accounts.

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

The computation of basic and diluted loss per share for March 31, 2024 and December 31, 2023 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2024	December 31, 2023

Stock Warrants (Exercise price - $0.001- $0.25/share)	66,335,714	67,335,714
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	3	2
Total	92,855,717	93,855,716

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended March 31, 2024 and 2023, the Company had $29,435 and $69,092 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three months ended March 31, 2024 and 2023.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2024 and 2023.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of March 31, 2024 and December 31, 2023, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$536,799	$-	$-	$536,799	$493,236	$-	$-	$493,236
Money market fund	$1,943,692	$-	$-	$1,943,692	$2,409,486	$-	$-	$2,409,486
Total	$2,480,491	$-	$-	$2,480,491	$2,902,722	$-	$-	$2,902,722

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

The following tables summarize activity in gold bullion for the quarter ended March 31, 2024:

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value

Balance December 31, 2023	239	$2,064	$493,236
Net change in unrealized gain	-	182	43,563
Balance March 31, 2024	239	$2,246	$536,799

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

For the three months ended March 31, 2024 and 2023, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At March 31, 2024 and December 31, 2023, the Company had approximately $1,943,692 and $2,409,486, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of March 31, 2024, the Company held $1,943,692 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration, and carry the investment at $0 on March 31, 2024 and December 31, 2023, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $6,898,293 and stockholders’ deficiency of $6,242,029 and used $489,527 of cash in operations for the three months ended March 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2024 and December 31, 2023, property and equipment, net, is as follows:

	March 31, 2024	December 31, 2023	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	130,310	130,310	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(202,203)	(195,474)
Total Property and Equipment, net	$59,911	$66,640

Depreciation expense for the three months ended March 31, 2024 and 2023, was $6,729 and $6,617, respectively.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024 and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. The Company recorded ROU asset of $30,084 and lease liability of $30,084 in accordance with the adoption of the new guidance.

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2023;

At March 31, 2024 and December 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

	March 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$114,027	$95,808

Liabilities

Operating lease liability	$114,727	$96,157

Weighted-average remaining lease term (three months)	2.53	1.95

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$33,906	$20,194
Total operating lease costs	$33,906	$20,194

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$13,361	$53,442
Right-of-use asset obtained in exchange for new operating lease liability	$30,084	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at March 31, 2024:

2024 (9 Months)	$48,714
2025	51,664
2026	13,083
2027	7,320
2028	6,710
Total lease payments	127,491
Less: amount representing interest	(12,764)
Total lease obligations	114,727
Less: current portion of operating lease liability	(56,736)
Long-term portion operating lease liability	$57,991

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of March 31, 2024 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2023 is $1,617,000.

During the three months ended March 31, 2024, the Company recorded $20,157 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $109,777. As of March 31, 2024, total interest payable is $2,790,013.

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

During the three months ended March 31, 2024, the Company paid $15,000 of the loan balance. The remaining loan balance as of March 31, 2024 is $20,244.

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

None issued for the three months ended March 31, 2024.

(B) Common Stock Issued for Services

None issued for the three months ended March 31, 2024.

(C) Common Stock Warrants and Options

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019. The Company recorded $118,874 as an offset to an expense and additional paid in capital for options cancelled. The net effect on equity was $0.

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the three months ended March 31, 2024, the Company recorded $8,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the three months ended March 31, 2023, the Company recorded $5,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the three months ended March 31, 2024, the Company recorded $20,292 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the three months ended March 31, 2024, the Company recorded $14,284 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the three months ended March 31, 2024, the Company recorded $3,643 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 16, 2023, the Company issued 2,434,211 shares of Common Stock in exchange for the cashless exercise of 2,500,000 warrants.

Warrant activity as of March 31, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	67,335,714	$0.12	3.89	$331,500
Exercisable – December 31, 2023	67,335,714	$0.12	3.89	$331,500

Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	(1,000,000)	$0.2299	-	-
Outstanding – March 31, 2024	66,335,714	$0.10	4.12	$2,223,500
Exercisable – March 31, 2024	66,335,714	$0.10	4.12	$2,223,500

As of March 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.90	$841,500
$0.04	2,300,000	2.50	$138,000
$0.056	1,000,000	1.27	$44,000
$0.2299	6,125,000	1.05	$-
$0.16	3,125,000	1.70	$-
$0.25	8,000,000	1.98	$-
$0.1160	500,000	1.27	$-
$0.12	12,500,000	2.80	$-
$0.14	4,285,714	2.80	$-
$0.04	4,000,000	8.71	$240,000
$0.04	6,000,000	8.71	$360,000
$0.04	10,000,000	8.71	$600,000

	66,335,714		$2,223,500

As of December 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.14	$331,500
$0.04	2,300,000	2.75	$-
$0.056	1,000,000	1.52	$-
$0.2299	7,125,000	1.27	$-
$0.16	3,125,000	1.95	$-
$0.25	8,000,000	2.23	$-
$0.1160	500,000	1.52	$-
$0.12	12,500,000	3.05	$-
$0.14	4,285,714	3.05	$-
$0.04	4,000,000	9.95	$-
$0.04	6,000,000	9.95	$-
$0.04	10,000,000	9.95	$-

	67,335,714		$331,500

Options activity as of March 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	26,520,000	$0.12	17.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – March 31, 2024	26,520,000	$0.12	17.02	$-
Exercisable – March 31, 2024	26,520,000	$0.12	17.02	$-

For the three months ended March 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.02

For the year ended December 31, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.27

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

On March 26, 2024, the Company increased the total authorized Series A preferred stock to four shares as approved by the board of directors.

On March 26, 2024, the Company issued one share of Series A preferred stock to Mr. Thompson, our CEO and founder. In consideration for the share of Series A preferred stock, Mr. Thompson paid twenty thousand dollars ($20,000), in the form of debt cancellation.

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the years ended December 31, 2023. As of March 31, 2024 and December 31, 2023, the accrued salary balance is $3,601,627 and $3,511,776, respectively (See Note 9).

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

As of March 31, 2024 and December 31, 2023, the Company owes $6,923 and $3,482, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of March 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of March 31, 2024 and December 31, 2023, the accrued salary balance is $2,308 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the three months ended March 31, 2024, the Company paid $15,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2024 and December 31, 2023, the outstanding balance is $65,292. For the three months ended March 31, 2024, the Company recorded $490 in interest expensed and related accrued interest payable.

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

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of March 31, 2024	As of December 31, 2023

Accounts payable - related party	$286,929	$388,001
Accrued expenses - related party	3,610,858	3,516,411
Accrued interest - related party	2,790,013	2,680,236

Total accounts payable and accrued expenses - related party	$6,687,800	$6,584,648

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of March 31, 2024 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2023 is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the three months ended March 31, 2024, the Company recorded $20,157 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $109,777. As of March 31, 2024, total interest payable is $261,015.

During the three months ended March 31, 2023, the Company recorded $19,936 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $13,894. As of March 31, 2023, total interest payable is $190,663.

As of March 31, 2024, and December 31, 2023, there was $286,929 and $388,001, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of March 31, 2024, and December 31, 2023, there was $3,610,858 and $3,516,411, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of March 31, 2024, and December 31, 2023, there was $2,790,013 and $2,680,236, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of March 31, 2024, and December 31, 2023, the Company owed $6,687,800 and $6,584,648, respectively to its related parties in accrued salaries and accrued interest.

As of March 31, 2024 and December 31, 2023, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 14, 2024 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On April 3, 2024, the Company issued a warrant to purchase 500,000 shares of the Company’s Common stock under its Employee Stock Option Plan for consulting services.

On April 8, 2024, the Company issued a warrant to purchase 150,000 shares of the Company’s Common stock under its Employee Stock Option Plan for consulting services.

On April 8, 2024, the Company issued a warrant to purchase 10,000,000 shares of the Company’s Common stock under its Employee Stock Option Plan for services.

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

Three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2024 as compared to the three month period ended March 31, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended
	March 31,			% Change
	2024	2023	Change	Increase (Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	164,375	211,103	(46,728)	-22.14%
Professional Fees	76,182	34,747	41,435	119.25%
Officer’s Salary	178,718	171,624	7,094	4.13%
Research and Development	29,435	69,092	(39,657)	-57.40%
Total operating expenses	448,710	486,566	(37,856)	-7.78%
Loss from operations	(448,710)	(486,566)	37,856	-7.78%
Interest expense	(129,934)	(117,837)	(12,097)	10.27%
Net change in unrealized appreciation on investment in gold bullion	43,563	33,352	10,211	30.62%
Interest income	27,206	4,269	22,937	100.00%
Net Loss	$(507,875)	$(566,782)	58,907	-10.39%

Net Revenues: During the three months ended March 31, 2024, we realized $0 of revenues from our business. During the three months ended March 31, 2023, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2024 and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2024 were $0, as compared to $0 for the three months ended March 31, 2023, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2024, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2023, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2024, we incurred $29,435 of research and development expenses. During the three months ended March 31, 2023, we incurred $69,062 of research and development expenses. This was a decrease of $39,657 or 57.40% in 2024 compared with the same period in 2023. This decrease was due to a decrease in research spending.

Professional Fees: During the three months ended March 31, 2024, we incurred $76,182 of professional expenses, which increased by $41,435 or 119.25% from $34,747 for the three months ended March 31, 2023. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended March 31, 2024, officers’ salary expenses increased to $178,718 or 4.13% from $171,624 for the three months ended March 31, 2023. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the three months ended March 31, 2023.

General and Administrative Expense: General and administrative expenses decreased by $46,728 or 22.14% to $164,375 for the three months ended March 31, 2024 from $211,103 for the three months ended March 31, 2023. Our general and administrative expenses for the three months ended March 31, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $5,007, travel of $13,366, and office salary of $111,048 for a total of $164,375. Our general and administrative expenses for the three months ended March 31, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $132,497, travel of $7,792, and office salary of $70,814 for a total of $211,103.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $10,211 to $43,563 for the three-month period ended March 31, 2024 from $33,352 for the three month period ended March 31, 2023. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $12,097 to $129,934 for the three-month period ended March 31, 2024 from $117,837 for the three month period ended March 31, 2023. The increase was primarily due to interest on certain Company loans.

Net Loss: Net loss decreased by $58,907, or 10.39%, to a net loss of $507,875 for the three-month period ended March 31, 2024 from a net loss of $566,782 for the three month period ended March 31, 2023. This decrease in net loss was primarily attributable to decreases in general and administrative expenses and research and development expenses and offset by an increase in professional fees and officers salary.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $507,875 during the three months ended March 31, 2024, and losses are expected to continue in the near term. The accumulated deficit is $50,194,655 at March 31, 2024. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2024, we had $2,047,307 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities and total liabilities as of March 31, 2024 as compared to December 31, 2023, were as follows:

	December 31, 2023	December 31, 2023
Cash	$2,047,3037	$2,551,834
Inventory	$6,884	$6,884
Prepaid expenses	$4,043	$14,902
Deposits	$-	$-
Total current assets	$2,058,234	$2,573,620
Total assets	$2,772,489	$3,232,822
Total current liabilities	$8,956,527	$8,885,610
Total liabilities	$9,014,518	$8,939,978

At March 31, 2024 we had a working capital deficit of $6,898,293, compared to a working capital deficit of $6,311,990 at December 31, 2023. Current liabilities increased to $8,956,527 at March 31, 2024 from $8,885,610 at December 31, 2023, primarily as a result of accounts payable.

For the three months ended March 31, 2024, net cash used in operations of $489,527 was the result of a net loss of $507,875 offset by depreciation expense of $6,729, net change in unrealized appreciation in gold bullions of $43,563, warrants issuance/cancellation of $67,155, imputed interest on related party loans of $20,157, decrease in prepaid expenses of $10,858, and an increase in operating lease right of use of $11,865, an increase of accrued expenses and other payables-related party of $123,152, decrease in accounts payable of $32,181 and an increase in operating lease liabilities of $11,514.

For the three months ended March 31, 2023, net cash used in operations of $395,454 was the result of a net loss of $566,782 offset by depreciation expense of $6,617, net change in unrealized depreciation in gold bullions of $33,352, warrants issuance of $31,484, imputed interest on related party loans of $19,936, decrease in prepaid expenses of $11,585, decrease in operating lease right of use of $11,895, an increase of accrued expenses and other payables-related party of $119,479, increase in accounts payable of $15,927 and a decrease in operating lease liabilities of $12,243.

Our financing activities resulted in a cash outflow of $15,000 for the three months ended March 31, 2024, which is represented by $15,000 loan repayment.

Our financing activities resulted in a cash outflow of $15,000 for the three months ended March 31, 2023 which is represented by $15,000 loan repayment.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2024, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws(1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.2	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
4.3	Form of Convertible Debenture (8)
4.4	Form of Warrant(8)
4.5	Form of A&R Convertible Debenture(8)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
10.3	Form of Securities Purchase Agreement(8)
10.4	Form of Guaranty Agreement(8)
10.5	Form of Security Agreement(8)
10.6	Form of IP Security Agreement(8)
10.7	Form of Registration Rights Agreement(8)
10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
10.9	Amendment (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed)(9)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
8.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.
9.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 14, 2024	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

