Form 10-Q
period 2024-06-30
Kraig Biocraft Laboratories, Inc
filed 2024-08-14
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024 there were 1,038,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,521,531	$2,551,834
Inventory	6,884	6,884
Prepaid expenses	5,448	14,902
Total Current Assets	1,533,863	2,573,620

Property and Equipment, net	53,181	66,640
Investment in gold bullions (cost $450,216 and $450,216, respectively)	557,425	493,236
Operating lease right-of-use asset, net	71,847	95,808
Security deposit	3,518	3,518

Total Assets	$2,219,834	$3,232,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$516,165	$541,637
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	6,884,832	6,584,648
Operating lease liability, current	57,542	41,789
Loan payable	5,244	35,244
Total Current Liabilities	9,146,075	8,885,610

Long Term Liabilities
Operating lease liability, net of current	45,438	54,368
Total Liabilities	9,191,513	8,939,978

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 2 shares issued and outstanding, respectively	5,237,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,038,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,385,611	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,183,754	11,354,213
Accumulated Deficit	(51,800,844)	(49,686,780)

Total Stockholders’ Deficit	(6,971,679)	(5,707,156)

Total Liabilities and Stockholders’ Deficit	$2,219,834	$3,232,822

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	1,097,738	220,667	1,262,113	431,770
Professional Fees	104,198	31,349	180,380	66,096
Officer’s Salary	234,788	171,625	413,506	343,249
Research and Development	49,414	57,035	78,849	126,127
Total Operating Expenses	1,486,138	480,676	1,934,848	967,242

Loss from Operations	(1,486,138)	(480,676)	(1,934,848)	(967,242)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	20,626	(11,771)	64,189	21,581
Interest expense	(130,889)	(119,282)	(260,823)	(237,119)
Impairment of right-of-use asset	(30,084)	-	(30,084)	-
Interest income	20,296	22,638	47,502	26,907
Total Other Income/(Expenses)	(120,051)	(108,415)	(179,216)	(188,631)

Net (Loss) before Provision for Income Taxes	(1,606,189)	(589,091)	(2,114,064)	(1,155,873)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,606,189)	$(589,091)	$(2,114,064)	$(1,155,873)

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	$-	$13,021	$-	$13,021
Other Comprehensive Income

Total Operating and Comprehensive Loss	$(1,606,189)	$(576,070)	$(2,114,064)	$(1,142,852)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,038,374,219	1,033,374,219	1,038,374,219	1,032,728,682

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2024

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, March 31, 2024(Unaudited	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$11,307,215	$(50,194,655)	(6,242,029)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	814,824	-	814,824

Warrants issued for services	-	-	-	-	-	-	-	-	41,558	-	41,558

Imputed interest - related party	-	-	-	-	-	-	-	-	20,157	-	20,157

Net loss for the three months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(1,606,189)	(1,606,189)

Balance, June 30, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,183,754	$(51,800,844)	(6,971,679)

Balance, December 31, 2023 (Audited)	2	$5,217,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$11,354,213	$(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-	-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	723,734	-	723,734

Warrants issued for services	-	-	-	-	-	-	-	-	65,493	-	65,493

Imputed interest - related party	-	-	-	-	-	-	-	-	40,314	-	40,314

Net loss for the six months ended June 30, 2024	-	-	-	-	-	-	-	-	-	(2,114,064)	(2,114,064)

Balance, June 30, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,183,754	$(51,800,844)	(6,971,679)

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

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(2,114,064)	$(1,155,873)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,459	12,757
Impairment of right of use asset	30,084	-
Net change in unrealized appreciation and depreciation in gold bullions	(64,189)	(21,581)
Change in fair value of marketable securities	-	13,021
Imputed interest - related party	40,314	40,093
Warrants issued to consultants	789,227	113,968
Changes in operating assets and liabilities:
Decrease (Increase) prepaid expenses	9,454	13,937
Decrease in operating lease right-of-use, net	23,961	24,035
Increase in accrued expenses and other payables - related party	320,184	328,752
Decrease in accounts payable	(25,472)	(12,420)
Decrease in operating lease liabilities, current	(23,261)	(24,733)
Net Cash Used In Operating Activities	(1,000,303)	(668,044)

Net Cash Used In Investing Activities
Purchase of treasury bills	-	(2,587,811)
Proceeds from maturity of treasury bills	-	860,000
Net Cash Provided by Investing Activities	-	(1,727,811)

Cash Flows From Financing Activities:
Principal payments on debt	(30,000)	(30,000)
Net Cash Provided by Financing Activities	(30,000)	(30,000)

Net Change in Cash and Cash Equivalents	(1,030,303)	(2,425,855)

Cash and Cash Equivalents at Beginning of Period	2,551,834	3,862,716

Cash and Cash Equivalents at End of Period	$1,521,531	$1,436,861

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$100,000
Additional lease ROU - ASC 842	$30,084	$-
Preferred share issued in connection with debt cancellation - related party	$20,000	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of June 30, 2024 and December 31, 2023, the Company had $1,521,531 and $2,551,834, in cash and cash equivalent accounts.

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

The computation of basic and diluted loss per share for June 30, 2024 and December 31, 2023 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2024	December 31, 2023

Stock Warrants (Exercise price - $0.001- $0.25/share)	76,985,714	67,335,714
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	3	2
Total	103,505,717	93,855,716

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended June 30, 2024 and 2023, the Company had $49,414 and $57,035 respectively, in research and development costs

For the six months ended June 30, 2024 and 2023, the Company had $78,849 and $126,127 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and six months ended June 30, 2024 and 2023.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2024 and 2023.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of June 30, 2024 and December 31, 2023, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$557,425	$-	$-	$557,425	$493,236	$-	$-	$493,236
Money market fund	$1,476,988	$-	$-	$1,476,988	$2,409,486	$-	$-	$2,409,486
Total	$2,034,413	$-	$-	$2,034,413	$2,902,722	$-	$-	$2,902,722

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

The following tables summarize activity in gold bullion for the quarter ended June 30, 2024:

Six Months Ended June 30, 2024	Ounces	Cost	Fair Value

Balance December 31, 2023	239	$2,064	$493,236
Net change in unrealized gain	-	268	64,189
Balance June 30, 2024	239	$2,332	$557,425

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

For the three and six months ended June 30, 2024 and 2023, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At June 30, 2024 and December 31, 2023, the Company had approximately $1,266,988 and $2,409,486, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of June 30, 2024, the Company held $1,476,988 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration, and carry the investment at $0 on June 30, 2024 and December 31, 2023, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $7,612,212 and stockholders’ deficiency of $6,971,679 and used $1,000,303 of cash in operations for the six months ended June 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2024 and December 31, 2023, property and equipment, net, is as follows:

	June 30, 2024	December 31, 2023	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	130,310	130,310	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5
Less: Accumulated Depreciation	(208,933)	(195,474)
Total Property and Equipment, net	$53,181	$66,640

Depreciation expense for the three months ended June 30, 2024 and 2023, was $6,730 and $6,140, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023, was $13,459 and $12,757, respectively.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024 and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. The Company recorded ROU asset of $30,084 and lease liability of $30,084 in accordance with the adoption of the new guidance. During the six months ended June 30, 2024, the Company was in negotiations to terminate its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2024;

At June 30, 2024 and December 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

	June 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$71,847	$95,808

Liabilities

Operating lease liability	$102,980	$96,157

Weighted-average remaining lease term (three months)	2.28	1.95

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$38,972	$20,194
Impairment of right of use asset	$30,084	-
Total operating lease costs	$69,056	$20,194

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$26,722	$53,442
Right-of-use asset obtained in exchange for new operating lease liability	$30,084	$-
Impairment of right of use asset	$(30,084)	$-
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at June 30, 2024:

2024 (6 Months)	$35,352
2025	51,664
2026	13,083
2027	7,320
2028	6,711
Total lease payments	114,130
Less: amount representing interest	(11,150)
Total lease obligations	102,980
Less: current portion of operating lease liability	(57,542)
Long-term portion operating lease liability	$45,438

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of June 30, 2024 is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2023 is $1,617,000.

During the six months ended June 30, 2024, the Company recorded $40,314 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $220,509. As of June 30, 2024, total interest payable is $2,900,745.

During the six months ended June 30, 2023, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,888. As of June 30, 2023, total interest payable is $2,473,480.

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

During the six months ended June 30, 2024, the Company paid $30,000 of the loan balance. The remaining loan balance as of June 30, 2024 is $5,244.

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

None issued for the six months ended June 30, 2024.

(B) Common Stock Issued for Services

None issued for the six months ended June 30, 2024.

(C) Common Stock Warrants and Options

On April 13, 2024, the Company issued a 4.25-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The options had a fair value of $339,100, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable October 12, 2025, and for a period expiring on October 10, 2032. During the six months ended June 30, 2024, the Company recorded $339,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	134.80%
Expected term	4.25 -4.75 4.25 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 13, 2024, the Company issued a 4.75-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The options had a fair value of $343,350, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on August 12, 2026, and for a period expiring on August 10, 2033. During the six months ended June 30, 2024, the Company recorded $343,350 as an expense for options issued.

Expected dividends	0%
Expected volatility	130.50%
Expected term	4.75 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 8, 2024, the Company issued a 3.25-year option to purchase 150,000 shares of common stock at an exercise price of $0.0834 per share for services rendered. The options had a fair value of $9,588, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on April 7, 2026, and for a period expiring on October 6, 2030. During the six months ended June 30, 2024, the Company recorded $9,588 as an expense for options issued.

Expected dividends	0%
Expected volatility	138.60%
Expected term	3.25 years
Risk free interest rate	4.60%
Expected forfeitures	0%

On April 3, 2024, the Company issued a 3.25-year option to purchase 500,000 shares of common stock at an exercise price of $0.082 per share for services rendered. The options had a fair value of $31,970, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on October 2, 2026, and for a period expiring on October 1, 2030. During the six months ended June 30, 2024, the Company recorded $31,970 as an expense for options issued.

Expected dividends	0%
Expected volatility	138.30%
Expected term	3.25 years
Risk free interest rate	4.48%
Expected forfeitures	0%

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019.

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the six months ended June 30, 2024, the Company recorded $16,200 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the six months ended June 30, 2024, the Company recorded $10,800 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the six months ended June 30, 2024, the Company recorded $20,292 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the six months ended June 30, 2024, the Company recorded $14,284 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020 the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the six months ended June 30, 2024, the Company recorded $3,643 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 16, 2023, the Company issued 2,434,211 shares of Common Stock in exchange for the cashless exercise of 2,500,000 warrants.

Warrant activity as of June 30, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	67,335,714	$0.12	3.89	$331,500
Exercisable – December 31, 2023	67,335,714	$0.12	3.89	$331,500

Granted	10,650,000	$0.08	8.55	488,700
Exercised	-	$-	-	-
Cancelled/Forfeited	(1,000,000)	$0.2299	-	-
Outstanding – June 30, 2024	76,985,714	$0.10	4.78	$3,742,886
Exercisable – June 30, 2024	76,985,714	$0.10	4.78	$3,742,886

As of June 30, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.65	$1,079,500
$0.04	2,300,000	2.25	$202,400
$0.056	1,000,000	1.02	$72,000
$0.2299	6,125,000	0.83	$-
$0.16	3,125,000	1.45	$-
$0.25	8,000,000	1.73	$-
$0.1160	500,000	1.02	$6,000
$0.12	12,500,000	2.55	$100,000
$0.14	4,285,714	2.55	$34,286
$0.04	4,000,000	8.46	$352,000
$0.04	6,000,000	8.46	$528,000
$0.04	10,000,000	8.46	$880,000
$0.0825	5,000,000	8.28	$228,750
$0.0825	5,000,000	9.12	$228,750
$0.08	150,000	6.27	$7,200
$0.08	500,000	6.26	$24,000
	76,985,714		$3,742,886

As of December 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.14	$331,500
$0.04	2,300,000	2.75	$-
$0.056	1,000,000	1.52	$-
$0.2299	7,125,000	1.27	$-
$0.16	3,125,000	1.95	$-
$0.25	8,000,000	2.23	$-
$0.1160	500,000	1.52	$-
$0.12	12,500,000	3.05	$-
$0.14	4,285,714	3.05	$-
$0.04	4,000,000	9.95	$-
$0.04	6,000,000	9.95	$-
$0.04	10,000,000	9.95	$-

	67,335,714		$331,500

Options activity as of June 30, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	26,520,000	$0.12	17.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – June 30, 2024	26,520,000	$0.12	17.02	$-
Exercisable – June 30, 2024	26,520,000	$0.12	17.02	$-

For the six months ended June 30, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	16.77

For the year ended December 31, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.27

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016 the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019 the agreement renewed again with the same terms for another 5 years. On January 1, 2023 the agreement renewed again with the same terms, but with an annual salary of $447,915 for the years ended December 31, 2023. As of June 30, 2024 and December 31, 2023, the accrued salary balance is $3,685,710 and $3,511,776, respectively (See Note 9).

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

As of June 30, 2024 and December 31, 2023, the Company owes $4,285 and $3,482, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of June 30, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of June 30, 2024 and December 31, 2023, the accrued salary balance is $1,420 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory noted dated March 1, 2019 as a payment for expenses paid by the University prior to January 31, 2019 totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the six months ended June 30, 2024, the Company paid $30,000 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2024 and December 31, 2023, the outstanding balance is $65,292. For the six months ended June 30, 2024, the Company recorded $980 in interest expensed and related accrued interest payable.

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

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of June 30, 2024	As of December 31, 2023

Accounts payable - related party	$292,672	$388,001
Accrued expenses - related party	3,691,415	3,516,411
Accrued interest - related party	2,900,745	2,680,236
Total accounts payable and accrued expenses - related party	$6,884,832	$6,584,648

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of June 30, 2024 is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2023 is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the six months ended June 30, 2024, the Company recorded $40,314 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $220,509. As of June 30, 2024, total interest payable is $2,900,745.

During the six months ended June 30, 2023, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $27,888. As of June 30, 2023, total interest payable is $2,473,480.

As of June 30, 2024, and December 31, 2023, there was $292,672 and $388,001, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of June 30, 2024, and December 31, 2023, there was $3,685,710 and $3,516,411, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of June 30, 2024, and December 31, 2023, there was $2,900,745 and $2,680,236, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of June 30, 2024, and December 31, 2023, the Company owed $6,884,832 and $6,584,648, respectively to its related parties in accrued salaries and accrued interest.

As of June 30, 2024 and December 31, 2023, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 14, 2024 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On August 6, 2024, the Company issued three warrants to purchase 2,000,000 shares of the Company’s Common stock under its Employee Stock Option Plan to three employees for a total of 6,000,000 shares.

On August 6, 2024, the Company issued a warrant to purchase 50,000 shares of the Company’s Common stock under its Employee Stock Option Plan to an employee.

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

Overview

Kraig Biocraft Laboratories, Inc. is a corporation organized under the laws of Wyoming on April 25, 2006. Kraig Labs was organized to develop high strength fibers using recombinant DNA technology for commercial applications in technical textile. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Potential applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we have been a leader in the research and development of commercially scalable and cost-effective spider silk for technical textile and non-fibrous applications. Our primary proprietary fiber technology includes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry, permitting us to introduce materials with innovative properties and claims into an established commercial ecosystem of silkworm rearing, silk spinning and weaving, and manufacture of garments and other products that can include our specialty fibers and textiles. Specialty fibers are engineered for specific uses that require exceptional strength, flexibility, heat resistance and/or chemical resistance. The specialty fiber market is exemplified by two synthetic fiber products that come from petroleum derivatives: (1) aramid fibers; and (2) ultra-high molecular weight polyethylene fibers. The technical textile industry involves products for both industrial and consumer products, such as filtration fabrics, medical textiles (e.g., sutures and artificial ligaments), safety and protective clothing and fabrics used in military and aerospace applications (e.g., high-strength composite materials).

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines. This will involve new selective breed protocols, the creation of new hybrids, and the development of new transgenics utilizing plasmids that are already in an advanced state of development.

●	We plan to develop a line of fabrics and apparel, to create a line of spider silk based fashion and performance wear. The company plans to pursue this market entry in combination with one or more joint venture or development partners.

●	We plan to continue the expansion of our spider silk production capacity including new facilities and expansion of existing facilities.

●	We plan to continue and accelerate our work to improve the overall robustness of our recombinant spider silk lines through a combination of climate acclimation, improved silkworm genetics, and the implementation of a multiple-strain hybrid breeding program. This program is already in an advanced state

●	We plan to accelerate both our microbiology and selective breeding programs, as well as provide more resources for our material testing protocols. We spent approximately $79,000 over the last 6 months on research and development of high strength polymers. In 2024, we are directing our research and development efforts on growing our internal capabilities.

●

We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research that overlap the company’s existing research and development. One such potential area for collaborative research that the company is considering is protein expression platforms. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2024 and going forward.

●	We plan to actively pursue the development of commercial scale production of our recombinant materials including under the brand names: Monster Silk®, Dragon SilkTM, SpydaSilkTM, and SpydraTM.

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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023:

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2024 as compared to the three month period ended June 30, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Three Months Ended			% Change
	June 30,			Increase
	2024	2023	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,097,738	220,667	877,071	397.46%
Professional Fees	104,198	31,349	72,849	232.38%
Officer’s Salary	234,788	171,625	63,163	36.80%
Research and Development	49,414	57,035	(7,621)	-13.36%
Total operating expenses	1,486,138	480,676	1,005,462	209.18%
Loss from operations	(1,486,138)	(480,676)	(1,005,462)	209.18%
Interest expense	(130,889)	(119,282)	(11,607)	9.73%
Impairment of right of use asset	(30,084)	-	(30,084)	100.00%
Net change in unrealized appreciation on investment in gold bullion	20,626	(11,771)	32,397	-275.23%
Interest income	20,296	22,638	(2,342)	100.00%
Net Loss	$(1,606,189)	$(589,091)	(1,017,098)	172.66%

Net Revenues: During the three months ended June 30, 2024, we realized $0 of revenues from our business. During the three months ended June 30, 2023, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2024 and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2024 were $0, as compared to $0 for the three months ended June 30, 2023, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2024, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2023, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2024, we incurred $49,414 of research and development expenses. During the three months ended June 30, 2023, we incurred $57,035 of research and development expenses. This was a decrease of $7,621 or 13.36% in 2024 compared with the same period in 2023. This decrease was due to a decrease in research spending.

Professional Fees: During the three months ended June 30, 2024, we incurred $104,198 of professional expenses, which increased by $72,849 or 232.38% from $31,349 for the three months ended June 30, 2023. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended June 30, 2024, officers’ salary expenses increased to $234,788 or 36.80% from $171,625 for the three months ended June 30, 2023. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the three months ended June 30, 2023.

General and Administrative Expense: General and administrative expenses increased by $877,071 or 397.46% to $1,097,738 for the three months ended June 30, 2024 from $220,667 for the three months ended June 30, 2023. Our general and administrative expenses for the three months ended June 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $874,522, travel of $27,341, and office salary of $127,630 for a total of $1,097,738. Our general and administrative expenses for the three months ended June 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $141,500, travel of $4,376, and office salary of $74,791 for a total of $220,667.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $32,397 to $20,626 for the three-month period ended June 30, 2024 from depreciation of $11,771 for the three month period ended June, 2023. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $11,607 to $130,889 for the three-month period ended June 30, 2024 from $119,282 for the three month period ended June 30, 2023. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset increased by $30,084 to $30,084 for the three-month period ended June 30, 2024 from $0 for the three month period ended June 30, 2023. This increase was due to the Company’s negotiations to terminate its ROU lease arrangement.

Net Loss: Net loss increased by $1,017,098, or 172.66%, to a net loss of $1,606,189 for the three-month period ended June 30, 2024 from a net loss of $589,091 for the three month period ended June 30, 2023. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees and officers salary, and offset by a decrease in research and development and officers salary.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023:

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2024 as compared to the six month period ended June 30, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Six Months Ended			% Change
	June 30,			Increase
	2024	2023	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,262,113	431,770	830,343	192.31%
Professional Fees	180,380	66,096	114,284	172.91%
Officer’s Salary	413,506	343,249	70,257	20.47%
Research and Development	78,849	126,127	(47,278)	-37.48%
Total operating expenses	1,934,848	967,242	967,606	100.04%
Loss from operations	(1,934,848)	(967,242)	(967,606)	100.04%
Interest expense	(260,823)	(237,119)	(23,704)	10.00%
Impairment of right of use asset	(30,084)	-	(30,084)	100%
Net change in unrealized appreciation on investment in gold bullion	64,189	21,581	42,608	197.43%
Interest income	47,502	26,907	20,595	100.00%
Net Loss	$(2,114,064)	$(1,155,873)	(958,191)	82.90%

Net Revenues: During the six months ended June 30, 2024, we realized $0 of revenues from our business. During the six months ended June 30, 2023, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2024 and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2024 were $0, as compared to $0 for the six months ended June 30, 2023, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2024, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2023, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2024, we incurred $78,849 of research and development expenses. During the six months ended June 30, 2023, we incurred $126,127 of research and development expenses. This was a decrease of $47,278 or 37.48% in 2024 compared with the same period in 2023. This decrease was due to a decrease in research spending.

Professional Fees: During the six months ended June 30, 2024, we incurred $180,380 of professional expenses, which increased by $114,284 or 172.91% from $66,096 for the six months ended June 30, 2023. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the six months ended June 30, 2024, officers’ salary expenses increased to $70,257 or 20.47% from $343,249 for the six months ended June 30, 2023. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the six months ended June 30, 2023.

General and Administrative Expense: General and administrative expenses increased by $830,343 or 192.31% to $1,262,113 for the six months ended June 30, 2024 from $431,770 for the six months ended June 30, 2023. Our general and administrative expenses for the six months ended June 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $879,529, travel of $40,707, and office salary of $238,678 for a total of $1,262,113. Our general and administrative expenses for the six months ended June 30, 2023 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $273,997, travel of $12,168, and office salary of $145,605 for a total of $431,770.

Net Change in Unrealized Appreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $42,608 to $64,189 for the six-month period ended June 30, 2024 from $21,581 for the six month period ended June, 2023. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $23,704 to $260,823 for the six-month period ended June 30, 2024 from $237,119 for the six month period ended June 30, 2023. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset increased by $30,084 to $30,084 for the six-month period ended June 30, 2024 from $0 for the six month period ended June 30, 2023. This increase was due to the Company’s negotiations to terminate its ROU lease arrangement.

Net Loss: Net loss increased by $958,191, or 82.90%, to a net loss of $2,114,064 for the six-month period ended June 30, 2024 from a net loss of $1,155,873 for the six month period ended June 30, 2023. This decrease in net loss was primarily attributable to decreases in general and administrative expenses and research and development expenses and offset by an increase in professional fees and officers salary.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $2,114,064 during the six months ended June 30, 2024, and losses are expected to continue in the near term. The accumulated deficit is $51,800,844 at June 30, 2024. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2024, we had $1,521,531 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities and total liabilities as of June 30, 2024 as compared to December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Cash	$1,521,531	$2,551,834
Inventory	$6,884	$6,884
Prepaid expenses	$5,448	$14,902
Deposits	$-	$-
Total current assets	$1,533,863	$2,573,620
Total assets	$2,219,834	$3,232,822
Total current liabilities	$9,146,075	$8,885,610
Total liabilities	$9,191,513	$8,939,978

At June 30, 2024 we had a working capital deficit of $7,612,212, compared to a working capital deficit of $6,311,900 at December 31, 2023. Current liabilities increased to $9,146,075 at June 30, 2024 from $8,885,610 at December 31, 2023, primarily as a result of accounts payable – related party.

For the six months ended June 30, 2024, net cash used in operations of $1,000,303 was the result of a net loss of $2,114,064 offset by depreciation expense of $13,459, impairment of right of use asset of $30,084, net change in unrealized appreciation in gold bullions of $64,189, warrants issuance of $789,227, imputed interest on related party loans of $40,314, decrease in prepaid expenses of $9,453, and an increase in operating lease right of use of $23,961, an increase of accrued expenses and other payables-related party of $320,184, decrease in accounts payable of $25,472 and a decrease in operating lease liabilities of $23,260.

For the six months ended June 30, 2023, net cash used in operations of $668,044 was the result of a net loss of $1,155,873 offset by depreciation expense of $12,757, net change in unrealized depreciation in gold bullions of $21,581, warrants issuance of $113,968, imputed interest on related party loans of $40,093, decrease in prepaid expenses of $113,937, decrease in operating lease right of use of $24,035, an increase of accrued expenses and other payables-related party of $328,752, decrease in accounts payable of $12,420 and a decrease in operating lease liabilities of $24,733.

Net cash used in our investing activities were $0 and $1,727,811 for the six months ended June 30, 2024 and June 30, 2023, respectively. During the six months ended June 30, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $860,000.

Our financing activities resulted in a cash outflow of $30,000 for the six months ended June 30, 2024, which is represented by $30,000 loan repayment.

Our financing activities resulted in a cash outflow of $30,000 for the six months ended June 30, 2023 which is represented by $30,000 loan repayment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2024, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 14, 2024	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

