Form 10-Q
period 2024-09-30
Kraig Biocraft Laboratories, Inc
filed 2024-11-13
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024 there were 1,038,374,219 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,190,027	$2,551,834
Inventory	6,884	6,884
Prepaid expenses	41,229	14,902
Total Current Assets	1,238,140	2,573,620

Property and Equipment, net	46,533	66,640
Investment in gold bullions (cost $450,216 and $450,216, respectively)	635,845	493,236
Operating lease right-of-use asset, net	98,666	95,808
Security deposit	7,174	3,518

Total Assets	$2,026,358	$3,232,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$514,449	$541,637
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	7,086,560	6,584,648
Operating lease liability, current	57,518	41,789
Loan payable	-	35,244
Total Current Liabilities	9,340,819	8,885,610

Long Term Liabilities
Operating lease liability, net of current	42,548	54,368
Total Liabilities	9,383,367	8,939,978

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 2 shares issued and outstanding, respectively	5,237,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,038,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,385,611	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,231,624	11,354,213
Accumulated Deficit	(52,234,044)	(49,686,780)

Total Stockholders’ Deficit	(7,357,009)	(5,707,156)

Total Liabilities and Stockholders’ Deficit	$2,026,358	$3,232,822

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	205,298	224,687	1,467,411	656,457
Professional Fees	40,922	23,294	221,302	89,390
Officer’s Salary	152,609	172,335	566,115	515,584
Research and Development	24,968	39,129	103,817	165,256
Total Operating Expenses	423,797	459,445	2,358,645	1,426,687

Loss from Operations	(423,797)	(459,445)	(2,358,645)	(1,426,687)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	78,420	(17,055)	142,609	4,526
Interest expense	(132,890)	(121,969)	(393,713)	(359,088)
Amortization of debt issue costs	-	-	-	-
Gain on Asset Impairment	30,084		-	-
Interest income	14,983	49,196	62,485	76,103
Total Other Income/(Expenses)	(9,403)	(89,828)	(188,619)	(278,459)

Net (Loss) before Provision for Income Taxes	(433,200)	(549,273)	(2,547,264)	(1,705,146)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(433,200)	$(549,273)	$(2,547,264)	$(1,705,146)

Other Comprehensive Income
Change in unrealized value of available-for-sale securities, net of income tax	$-	$(13,021)	$-	$-
Other Comprehensive Income

Total Operating and Comprehensive Loss	$(433,200)	$(562,294)	$(2,547,264)	$(1,705,146)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,038,374,219	1,033,374,219	1,038,374,219	1,032,946,226

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2024

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, June 30, 2024(Unaudited	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,183,754	$(51,800,844)	(6,971,679)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	13,500	-	13,500

Warrants issued for services	-	-	-	-	-	-	-	-	13,991	-	13,991

Imputed interest - related party	-	-	-	-	-	-	-	-	20,379	-	20,379

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(433,200)	(433,200)

Balance, September 30, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,231,624	$(52,234,044)	(7,357,009)

Balance, December 31, 2023 (Audited)	2	$5,217,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$11,354,213	$(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-	-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	761,169	-	761,169

Warrants issued for services	-	-	-	-	-	-	-	-	55,549	-	55,549

Imputed interest - related party	-	-	-	-	-	-	-	-	60,693	-	60,693

Net loss for the nine months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(2,547,264)	(2,547,264)

Balance, September 30, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,231,624	$(52,234,044)	(7,357,009)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and nine months ended September 30, 2023

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated other Comprehensive	Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Income	Deficit	Total

Balance, June 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,888,790	$13,021	$(47,812,873)	$(4,510,651)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	49,913	-	-	49,913

Warrants issued for services	-	-	-	-	-	-	-	-	4,120	-	-	4,120

Imputed interest - related party	-	-	-	-	-	-	-	-	20,379	-	-	20,379

Other comprehensive income	-	-	-	-	-	-	-	-	-	(13,021)		(13,021)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(549,273)	(549,273)

Balance, September 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,963,202	$-	$(48,362,146)	$(4,998,533)

Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	-	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	148,110	-	-	148,110

Warrants issued for services	-	-	-	-	-	-	-	-	19,891	-	-	19,891

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	60,472	-	-	60,472

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-

Net loss for the nine months ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(1,705,146)	(1,705,146)

Balance, September 30, 2023 (Unaudited)	2	$5,217,800	1,033,374,219	$27,160,611	-	$-	1,122,311	$22,000	$10,963,202	$-	$(48,362,146)	$(4,998,533)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(2,547,264)	$(1,705,146)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	20,107	20,042
Net change in unrealized appreciation and depreciation in gold bullions	(142,609)	(4,526)
Change in fair value of marketable securities	-	-
Imputed interest - related party	60,693	60,472
Warrants issued/(cancelled) to consultants	816,718	168,001
Changes in operating assets and liabilities:
(Increase) Decrease prepaid expenses	(26,327)	15,503
(Increase) in Deposits	(3,656)	-
Decrease in operating lease right-of-use, net	36,631	36,428
Increase in accrued expenses and other payables - related party	521,912	550,626
Decrease in accounts payable	(27,188)	(20,686)
Decrease in operating lease liabilities, current	(35,580)	(37,476)
Net Cash Used In Operating Activities	(1,326,563)	(916,762)

Net Cash Used In Investing Activities
Purchase of treasury bills	-	(2,587,811)
Proceeds from maturity of treasury bills	-	2,587,811
Purchase of fixed assets	-	(6,399)
Net Cash Provided by Investing Activities	-	(6,399)

Cash Flows From Financing Activities:
Principal payments on debt	(35,244)	(45,000)
Net Cash Provided by Financing Activities	(35,244)	(45,000)

Net Change in Cash and Cash Equivalents	(1,361,807)	(968,161)

Cash and Cash Equivalents at Beginning of Period	2,551,834	3,862,716

Cash and Cash Equivalents at End of Period	$1,190,027	$2,894,555

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$100,000
Adoption of lease standard ASC 842	$30,084	$85,023
Adoption of lease standard ASC 842	$39,489	$-
Preferred share issued in connection with debt cancellation - related party	$20,000	$-

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of September 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

As of September 30, 2024, and December 31, 2023, the Company had $1,190,027 and $2,551,834, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2023, and 2022, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2024, and December 31, 2023 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2024	December 31, 2023

Stock Warrants (Exercise price - $0.001- $0.25/share)	81,035,714	67,335,714
Stock Options (Exercise price - $0.1150/Share)	26,520,000	26,520,000
Convertible Preferred Stock	3	2
Total	107,555,717	93,855,716

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended September 30, 2024, and 2023, the Company had $24,968 and $39,129 respectively, in research and development costs

For the nine months ended September 30, 2024, and 2023, the Company had $103,817 and $165,256 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and nine months ended September 30, 2024, and 2023.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2024, and 2023.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of September 30, 2024, and December 31, 2023, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at September 30, 2024, and December 31, 2023:

	September 30, 2024				December 31, 2023
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$635,845	$-	$-	$635,845	$493,236	$-	$-	$493,236
Money market fund	$1,094,971	$-	$-	$1,094,971	$2,409,486	$-	$-	$2,409,486
Total	$1,730,816	$-	$-	$1,730,816	$2,902,722	$-	$-	$2,902,722

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

The following tables summarize activity in gold bullion for the quarter ended September 30, 2024:

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value

Balance December 31, 2023	239	$2,064	$493,236
Net change in unrealized gain	-	268	142,609
Balance September 30, 2024	239	$2,332	$635,845

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

For the three and nine months ended September 30, 2024, and 2023, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At September 30, 2024, and December 31, 2023, the Company had approximately $841,971 and $2,409,486, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of September 30, 2024, the Company held $1,094,971 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on September 30, 2024, and December 31, 2023, respectively.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $8,102,679 and stockholders’ deficiency of $7,357,009 and used $1,326,563 of cash in operations for the nine months ended September 30, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2024, and December 31, 2023, property and equipment, net, is as follows:

	September 30, 2024	December 31, 2023	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	130,310	130,310	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(215,581)	(195,474)
Total Property and Equipment, net	$46,533	$66,640

Depreciation expense for the three months ended September 30, 2024, and 2023, was $6,649 and $7,285, respectively.

Depreciation expense for the nine months ended September 30, 2024, and 2023, was $20,107 and $20,042, respectively.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. The Company recorded ROU asset of $30,084 and lease liability of $30,084 in accordance with the adoption of the new guidance. During the nine months ended September 30, 2024, the Company was in terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On September 20, 2024, the Company signed a six-year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. We pay an annual rent as follows:

Lease Term		Annual Rent
9/20/2024	9/30/2026	$7,200.00
10/1/2026	12/31/2027	$7,920.00
1/1/2028	12/31/2030	$8,712.00

If the agreement is renewed, price will increase with Vietnam’s state land price bracket, not to exceed 10%. In addition, the Company paid a security deposit of ~$3,657 for October 1, 2026, through December 31, 2027. Additional deposit of ~$3,657 will be due on January 1, 2028. The Company recorded ROU asset of $39,489 and lease liability of $39,489 in accordance with the adoption of the new guidance.

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2024:

At September 30, 2024, and December 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

	September 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$98,666	$95,808

Liabilities

Operating lease liability	$100,066	$96,157

Weighted-average remaining lease term (three months)	3.19	1.95

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$52,683	$20,194
Impairment of right of use asset	$30,084	-
Total operating lease costs	$69,056	$20,194

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$40,083	$53,442
Right-of-use asset obtained in exchange for new operating lease liability	$30,084	$-
Impairment of right of use asset	$(30,084)	$-
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at September 30, 2024:

2024 (3 Months)	$15,861
2025	51,544
2026	13,143
2027	7,920
2028	26,137
Total lease payments	114,605
Less: amount representing interest	(14,539)
Total lease obligations	100,066

Less: current portion of operating lease liability	(57,518)
Long-term portion operating lease liability	$42,548

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of September 30, 2024, is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2023, is $1,617,000.

During the nine months ended September 30, 2024, the Company recorded $60,693 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $43,216. As of September 30, 2024, total interest payable is $289,930.

During the nine months ended September 30, 2023, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $41,962. As of September 30, 2023, total interest payable is $246,714.

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

During the nine months ended September 30, 2024, the Company paid $35,244 of the loan balance. The loan was repaid in full as of September 30, 2024.

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

None issued for the nine months ended September 30, 2024.

(B) Common Stock Issued for Services

None issued for the nine months ended September 30, 2024.

(C) Common Stock Warrants and Options

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2024, the Company recorded $4,543 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2024, the Company recorded $4,543 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2024, the Company recorded $4,543 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the nine months ended September 30, 2024, the Company recorded $362 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On April 13, 2024, the Company issued a 4.25-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The options had a fair value of $339,100, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable October 12, 2025, and for a period expiring on October 10, 2032. During the nine months ended September 30, 2024, the Company recorded $339,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	134.80%
Expected term	4.25 -4.75 4.25 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 13, 2024, the Company issued a 4.75-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The options had a fair value of $343,350, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on August 12, 2026, and for a period expiring on August 10, 2033. During the nine months ended September 30, 2024, the Company recorded $343,350 as an expense for options issued.

Expected dividends	0%
Expected volatility	130.50%
Expected term	4.75 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 8, 2024, the Company issued a 3.25-year option to purchase 150,000 shares of common stock at an exercise price of $0.0834 per share for services rendered. The options had a fair value of $9,588, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on April 7, 2026, and for a period expiring on October 6, 2030. During the nine months ended September 30, 2024, the Company recorded $9,588 as an expense for options issued.

Expected dividends	0%
Expected volatility	138.60%
Expected term	3.25 years
Risk free interest rate	4.60%
Expected forfeitures	0%

On April 3, 2024, the Company issued a 3.25-year option to purchase 500,000 shares of common stock at an exercise price of $0.082 per share for services rendered. The options had a fair value of $31,970, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on October 2, 2026, and for a period expiring on October 1, 2030. During the nine months ended September 30, 2024, the Company recorded $31,970 as an expense for options issued.

Expected dividends	0%
Expected volatility	138.30%
Expected term	3.25 years
Risk free interest rate	4.48%
Expected forfeitures	0%

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019.

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the nine months ended September 30, 2024, the Company recorded $24,300 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the nine months ended September 30, 2024, the Company recorded $16,200 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the nine months ended September 30, 2024, the Company recorded $20,292 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020, the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the nine months ended September 30, 2024, the Company recorded $14,284 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020, the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the nine months ended September 30, 2024, the Company recorded $3,643 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 16, 2023, the Company issued 2,434,211 shares of Common Stock in exchange for the cashless exercise of 2,500,000 warrants.

Warrant activity as of September 30, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	67,335,714	$0.12	3.89	$331,500
Exercisable – December 31, 2023	67,335,714	$0.12	3.89	$331,500

Granted	16,700,000	$0.0895	7.78	49,920
Exercised	-	$-	-	-
Cancelled/Forfeited	(3,000,000)	$0.2299	-	-
Outstanding – September 30, 2024	81,035,714	$0.0895	4.57	$1,853,660
Exercisable – September 30, 2024	81,035,714	$0.10	4.57	$1,853,660

As of September 30, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$729,300
$0.04	2,300,000	2.00	$107,640
$0.056	1,000,000	0.77	$30,800
$0.2299	4,125,000	1.34	$-
$0.16	3,125,000	1.20	$-
$0.25	8,000,000	1.48	$-
$0.1160	500,000	0.77	$-
$0.12	12,500,000	2.29	$-
$0.14	4,285,714	2.29	$-
$0.04	4,000,000	8.21	$187,200
$0.04	6,000,000	8.21	$280,800
$0.04	10,000,000	8.21	$468,000
$0.0825	5,000,000	8.03	$22,750
$0.0825	5,000,000	8.87	$22,750
$0.08	150,000	6.01	$1,020
$0.08	500,000	6.01	$3,400
$0.1024	2,000,000	6.86	$-
$0.1024	2,000,000	6.86	$-
$0.1024	2,000,000	6.86	$-
$0.1024	50,000	6.86	$-
	81,035,714		$1,853,660

As of December 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.14	$331,500
$0.04	2,300,000	2.75	$-
$0.056	1,000,000	1.52	$-
$0.2299	7,125,000	1.27	$-
$0.16	3,125,000	1.95	$-
$0.25	8,000,000	2.23	$-
$0.1160	500,000	1.52	$-
$0.12	12,500,000	3.05	$-
$0.14	4,285,714	3.05	$-
$0.04	4,000,000	9.95	$-
$0.04	6,000,000	9.95	$-
$0.04	10,000,000	9.95	$-

	67,335,714		$331,500

Options activity as of September 30, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	26,520,000	$0.12	17.27	$-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – September 30, 2024	26,520,000	$0.12	16.51	$-
Exercisable – September 30, 2024	26,520,000	$0.12	16.51	$-

For the nine months ended September 30, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	16.51

For the year ended December 31, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.27

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2023, the agreement renewed again with the same terms, but with an annual salary of $447,915 for the years ended December 31, 2023. As of September 30, 2024, and December 31, 2023, the accrued salary balance is $3,769,792 and $3,511,776, respectively (See Note 9).

On January 20, 2015, the board of directors appointed Mr. Jonathan R. Rice as our Chief Operating Officer. Mr. Rice’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to an annual cash compensation of $120,000, which includes salary, health insurance, 401K retirement plan contributions, etc. The Company also agreed to reimburse Mr. Rice for his past educational expenses of approximately $11,000. In addition, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “January 2015 Warrant”) pursuant to the employment agreement. Additionally, on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 2015 Warrant”) to Mr. Rice. The May 2015 warrant fully vested on October 28, 2016, and will expire on May 28, 2022. For the year ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice. On January 14, 2016, the Company signed a new employment agreement with Mr. Rice. The employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Rice is entitled to annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, etc. In addition, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the employment agreement (the “May 2016 Warrant”). The May 2016 warrant fully vested on February 20, 2017 and will expire on May 20, 2026. On January 9, 2018, the Company extended the expiration date of the January 2015 warrant from January 19, 2018 to January 31, 2020, and on January 10, 2020 the Company extended the expiration date of the January 2015 warrant to January 10, 2025 and on March 15, 2018, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 31, 2019. On March 25, 2019, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2020. On March 5, 2021, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2022. On February 25, 2022, the Company signed an extension of its at-will employment agreement with its COO, extending the term to January 1, 2023. On August 8, 2019, Mr. Rice was issued a set of three five-year warrants to purchase a total of 6,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share pursuant to the employment agreement. On April 26, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by $20,000 per year and issue a one-time $20,000 bonus. Additionally, on August 15, 2019, the Company signed an agreement to increase Mr. Rice’s base salary by an additional $20,000 per year.

As of September 30, 2024, and December 31, 2023, the Company owes $6,923 and $3,482, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of September 30, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of September 30, 2024, and December 31, 2023, the accrued salary balance is $2,308 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory note dated March 1, 2019, as a payment for expenses paid by the University prior to January 31, 2019, totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the nine months ended September 30, 2024, the Company paid $35,244 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of September 30, 2024, and December 31, 2023, the outstanding balance is $65,292. For the nine months ended September 30, 2024, the Company recorded $1,470 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On September 20, 2024, the Company signed a six-year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024 and ends on December 31, 2030. We pay an annual rent as follows:

Lease Term		Annual Rent
9/20/2024	9/30/2026	$7,200.00
10/1/2026	12/31/2027	$7,920.00
1/1/2028	12/31/2030	$8,712.00

If the agreement is renewed, price will increase with Vietnam’s state land price bracket, not to exceed 10%. In addition, the Company paid a security deposit of ~$3,657 for October 1, 2026 through December 31, 2027. Additional deposit of ~$3,657 will be due on January 1, 2028.

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. During the nine months ended September 30, 2024, the Company terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On July 1, 2021, the Company signed a five year property lease in Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019, and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021, and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022, through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through September 30, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of September 30, 2024	As of December 31, 2023

Accounts payable - related party	$294,281	$388,001
Accrued expenses - related party	3,779,023	3,516,411
Accrued interest - related party	3,013,256	2,680,236
Total accounts payable and accrued expenses - related party	$7,086,560	$6,584,648

Between June 6, 2016, and December 1, 2020, the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of September 30, 2024, is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2023, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the nine months ended September 30, 2024, the Company recorded $60,693 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $43,216. As of September 30, 2024, total interest payable is $289,930. As of September 30, 2024, total interest payable is $3,013,256.

During the nine months ended September 30, 2023, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $41,962. As of September 30, 2023, total interest payable is $246,714. As of September 30, 2023, total interest payable is $2,680,236.

As of September 30, 2024, and December 31, 2023, there was $294,281 and $388,001, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of September 30, 2024, and December 31, 2023, there was $3,779,022 and $3,516,411, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of September 30, 2024, and December 31, 2023, there was $3,013,256 and $2,680,236, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of September 30, 2024, and December 31, 2023, the Company owed $7,086,560 and $6,584,648, respectively to its related parties in accrued salaries and accrued interest.

As of September 30, 2024, and December 31, 2023, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 10 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 13, 2024 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On October 1, 2024 the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.08685 per share for services rendered.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2023, includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2023, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,			% Change Increase
	2024	2023	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	205,298	224,687	(19,389)	-8.63%
Professional Fees	40,922	23,294	17,628	75.68%
Officer’s Salary	152,609	172,335	(19,726)	-11.45%
Research and Development	24,968	39,129	(14,161)	-36.19%
Total operating expenses	423,797	459,445	(35,648)	-7.76%
Loss from operations	(423,797)	(459,445)	35,648	-7.76%
Interest expense	(132,890)	(121,969)	(10,921)	8.95%
Gain on Asset Impairment	30,084	-	30,084	100.00%
Net change in unrealized appreciation on investment in gold bullion	78,420	(17,055)	95,475	-559.81%
Interest income	14,983	49,196	(34,213)	69.54%
Net Loss	$(433,200)	$(549,273)	116,073	-21.13%

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2024, as compared to the three month period ended September 30, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended September 30, 2024, we realized $0 of revenues from our business. During the three months ended September 30, 2023, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2024, and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended September 30, 2024, were $0, as compared to $0 for the three months ended September 30, 2023, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2024, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2023, a change of $0 or 0%.

Research and development expenses: During the three months ended September 30, 2024, we incurred $24,968 of research and development expenses. During the three months ended September 30, 2023, we incurred $39,129 of research and development expenses. This was a decrease of $14,161 or 36.19% in 2024 compared with the same period in 2023. This decrease was due to a decrease in research spending.

Professional Fees: During the three months ended September 30, 2024, we incurred $40,922 of professional expenses, which increased by $17,628 or 75.68% from $23,294 for the three months ended September 30, 2023. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended September 30, 2024, officers’ salary expenses decreased to $152,609 or % 11.45 from $172,335 for the three months ended September 30, 2023. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the three months ended September 30, 2023.

General and Administrative Expense: General and administrative expenses decreased by $19,389 or 8.63% to $205,298 for the three months ended September 30, 2024, from $224,687 for the three months ended September 30, 2023. Our general and administrative expenses for the three months ended September 30, 2024, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $83,241, travel of $10,640, and office salary of $97,252 for a total of $205,298. Our general and administrative expenses for the three months ended September 30, 2023, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $107,083, travel of $4,243, and office salary of $113,361 for a total of $224,687.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $95,475 to $78,420 for the three-month period ended September 30, 2024, from depreciation of $17,055 for the three month period ended September 30, 2023. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $10,921 to $132,890 for the three-month period ended September 30, 2024, from $121,969 for the three month period ended September 30, 2023. The increase was primarily due to interest on certain Company loans.

Gain on Impairment of Right of Use Asset: Impairment of right of use asset increased by $30,084 to $30,084 for the three-month period ended September 30, 2024, from $0 for the three month period ended September 30, 2023. This increase was due to the Company’s negotiations to terminate its ROU lease arrangement.

Net Loss: Net loss decreased by $116,073, or 21.13%, to a net loss of $433,200 for the three-month period ended September 30, 2024 from a net loss of $549,273 for the three month period ended September 30, 2023. This decrease in net loss was primarily attributable to decreases in general and administrative expenses, officers salary, and research and development and offset by an increase in professional fees.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,			% Change Increase
	2024	2023	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,467,411	656,457	810,954	123.53%
Professional Fees	221,302	89,390	131,912	147.57%
Officer’s Salary	566,115	515,584	50,531	9.80%
Research and Development	103,817	165,256	(61,439)	-37.18%
Total operating expenses	2,358,645	1,426,687	931,958	65.32%
Loss from operations	(2,358,645)	(1,426,687)	(931,958)	65.32%
Interest expense	(393,713)	(359,088)	(34,625)	9.64%
Net change in unrealized appreciation on investment in gold bullion	142,609	4,526	138,083	3050.88%
Interest income	62,485	76,103	(13,618)	(17.89)%
Net Loss	$(2,547,264)	$(1,705,146)	(842,118)	49.39%

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2024, as compared to the nine month period ended September 30, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the nine months ended September 30, 2024, we realized $0 of revenues from our business. During the nine months ended September 30, 2023, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2024, and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the nine months ended September 30, 2024, were $0, as compared to $0 for the nine months ended September 30, 2023, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2024, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2023, a change of $0 or 0%.

Research and development expenses: During the nine months ended September 30, 2024, we incurred $103,817 of research and development expenses. During the nine months ended September 30, 2023, we incurred $165,256 of research and development expenses. This was a decrease of $61,439 or 37.18% in 2024 compared with the same period in 2023. This decrease was due to a decrease in research spending.

Professional Fees: During the nine months ended September 30, 2024, we incurred $221,302 of professional expenses, which increased by $131,912 or 147.57% from $89,390 for the nine months ended September 30, 2023. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the nine months ended September 30, 2024, officers’ salary expenses increased to $566,115 or 9.80% from $515,584 for the nine months ended September 30, 2023. This change was primarily due to a 6% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the nine months ended September 30, 2023.

General and Administrative Expense: General and administrative expenses increased by $810,954 or 123.53% to $1,467,411 for the nine months ended September 30, 2024, from $656,457 for the nine months ended September 30, 2023. Our general and administrative expenses for the nine months ended September 30, 2024, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $962,770, travel of $51,347, consulting of $ 117,364, and office salary of $335,930 for a total of $1,262,113. Our general and administrative expenses for the nine months ended September 30, 2023, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of 381,080, travel of $16,411, and office salary of $258,966 for a total of $656,457.

Net Change in Unrealized Appreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $138,083 to $142,609 for the nine-month period ended September 30, 2024, from $4,526 for the nine month period ended September 30, 2023. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $34,625 to $393,713 for the nine-month period ended September 30, 2024, from $359,088 for the nine month period ended September 30, 2023. The increase was primarily due to interest on certain Company loans.

Net Loss: Net loss increased by $842,118, or 49.39%, to a net loss of $2,547,264 for the nine-month period ended September 30, 2024, from a net loss of $1,705,146 for the nine month period ended September 30, 2023. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees and officers’ salary and offset by a decrease in research and development expenses.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $2,547,264 during the nine months ended September 30, 2024, and losses are expected to continue in the near term. The accumulated deficit is $52,234,044 at September 30, 2024. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2024, we had $1,190,027 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2024, as compared to December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Cash	$1,190,027	$2,551,834
Inventory	$6,884	$6,884
Prepaid expenses	$41,229	$14,902
Total current assets	$1,238,140	$2,573,620
Total assets	$2,026,358	$3,232,822
Total current liabilities	$9,340,819	$8,885,610
Total liabilities	$9,383,367	$8,939,978

At September 30, 2024, we had a working capital deficit of $8,102,679, compared to a working capital deficit of $6,311,900 at December 31, 2023. Current liabilities increased to $9,340,819 at September 30, 2024, from $8,885,610 at December 31, 2023, primarily as a result of accounts payable – related party.

For the nine months ended September 30, 2024, net cash used in operations of $1,326,563 was the result of a net loss of $2,547,264 offset by depreciation expense of $20,107, net change in unrealized appreciation in gold bullions of $142,610, warrants issuance of $816,718, imputed interest on related party loans of $60,693, an increase in prepaid expenses of $29,984, an increase in operating lease right of use of $36,631, an increase of accrued expenses and other payables-related party of $521,912, decrease in accounts payable of $27,186 and a decrease in operating lease liabilities of $35,580.

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

Net cash used in our investing activities were $0 and $6,399 for the nine months ended September 30, 2024, and September 30, 2023, respectively. During the nine months ended September 30, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $2,587,811.

Our financing activities resulted in a cash outflow of $35,244 for the nine months ended September 30, 2024, which is represented by $35,244 loan repayment.

Our financing activities resulted in a cash outflow of $45,000 for the nine months ended September 30, 2023, which is represented by $45,000 loan repayment.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2023, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

Recent Accounting Pronouncements

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASUs on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2024, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, the Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations; however, the Company may become involved in material legal proceedings in the future.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.2	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
4.3	Form of Convertible Debenture (8)
4.4	Form of Warrant (8)
4.5	Form of A&R Convertible Debenture (8)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
10.3	Form of Securities Purchase Agreement (8)
10.4	Form of Guaranty Agreement (8)
10.5	Form of Security Agreement (8)
10.6	Form of IP Security Agreement (8)
10.7	Form of Registration Rights Agreement (8)
10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (9)
10.9	Amendment (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (9)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
8.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.
9.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 13, 2024	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

