Form 10-K
period 2024-12-31
Kraig Biocraft Laboratories, Inc
filed 2025-03-28
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $132,911,900. The aggregate market value was computed by reference to the last sale price ($0.128) price per share) of such common equity as of that date.

As of March 28, 2025, the registrant had 1,042,646,733 shares of common stock issued and outstanding.

INTRODUCTORY NOTE

“Kraig”, “Kraig Biocraft” “KBLB”, “the Company”, “we”, “us” and “our” refer to Kraig Biocraft Laboratories, Inc., a Wyoming corporation, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions, and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties, and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications including technical textiles. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we are a world leader in the research, development, and production of commercially scalable and cost-effective spider silk fiber. Our primary proprietary fiber technology utilizes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry. We are introducing materials with innovative properties into an established commercial ecosystem of silkworm rearing, silk spinning, weaving, and manufacture of garments and other products.

We are using genetic engineering technologies to develop fibers with greater strength, resiliency, and flexibility for use in our target markets, including the specialty fiber and technical textile industries. We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. Our technology holds, what we believe to be, the potential for life-saving ballistic resistant materials. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2024 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2024 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

In January 2022, we completed production of the first Dragon Silk yarn produced entirely in Vietnam. The finished recombinant spider silk yarn was spun from raw recombinant spider silk produced by our subsidiary, Prodigy Textiles. While Prodigy Textiles remains focused on ramping up the output of silk cocoons, supporting vendors will play an essential role in processing that silk into finished goods for a wide range of consumer markets. Once we achieve larger scale production, we plan to ship Dragon Silk yarn to various commercial entities including SpydaSilk Enterprises in Singapore, a joint venture partially owned by the Company for weaving into fabrics and finished garments.

Our study of previous production runs indicated that our laboratory strains lacked the necessary robustness to carry out our production objectives. In 2024 we made substantial progress in improving robustness. We are accelerating our hybridization and breeding program to further increase production robustness and cocoon size.

On January 24, 2024, we signed a memorandum of understand with the Vietnam Sericulture Association (VSA) and the Lam Dong Agro-Forestry Research & Experiment Center (LAREC) to enhance sericulture in Vietnam through the expanded application of the Company’s spider silk silkworm technology.

On April 2, 2024, the Company signed final agreements with the VSA and LAREC.

Standby Equity Purchase Agreement

On January 21, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the SEPA, a copy of which is filed herewith as Exhibit 10.14.

Pursuant to the SEPA, the Company has the right to sell to the Investor up to $10 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to the Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to the Investor under the SEPA except in connection with notices that may be submitted by the Investor, in certain circumstances as described below.

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct the Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to the Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

In addition to the satisfaction of the conditions, the Investor shall not be obligated to purchase or acquire, and shall not purchase or acquire, any common stock under the SEPA which, when aggregated with all other common stock beneficially owned by the Investor and its affiliates, would result in the beneficial ownership by the Investor and its affiliates (on an aggregated basis) of a number of shares of common stock exceeding 4.99% of the then outstanding voting power or number of common shares. In addition, in no event shall an Advance exceed the number of common shares registered in respect of the transactions contemplated hereby under the registration statement then in effect.

The Company shall pay the Investor a structuring fee in an amount of $25,000, of which $10,000 has been paid, and $15,000 shall be paid on the earlier of (a) the Closing of the first Advance, or (b) the termination of the SEPA. Additionally, within three days of signing the SEPA (the “Effective Date”), the Company shall pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”) consisting of such number of Common Shares that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Common Shares during the 3 Trading Days immediately prior to the Effective Date (the “Commitment Shares”). The Commitment Shares issuable hereunder shall be included on the initial Registration Statement.

The SEPA will automatically terminate on the earliest to occur of (i) 36-month anniversary of the Effective Date or (ii) the date on which the Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to the Commitment Amount. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to the Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued. Neither the Company nor the Investor may assign or transfer their respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived other than by an instrument in writing signed by both parties.

The SEPA contains customary representations, warranties, conditions, and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds received by the Company under the SEPA will depend on the frequency and prices at which the Company sells its shares of common stock to the Investor. The Company expects that any proceeds received from such sales to the Investor will be used for working capital and general corporate purposes.

Covid-19

On March 19, 2020, we furloughed non-essential staff in response to governmental regulations relating to COVID. This decision primarily impacted staff at our fully owned subsidiary, Prodigy Textiles, in Vietnam and resulted in the temporary closing of silk production operations. As of the date hereof, we have resumed silk production operations. The Company supported its furloughed staff and paid their salaries during all mandatory closures. During the duration of the furlough, the Company’s CEO voluntarily waved the payment or accrual of his salary. The Company leveraged this forced closure time to improve its production infrastructure based on the lessons learned from its operations. Following the mandated closures, the Company has enhanced its operations with process automation, moved its production headquarters to a facility designed for silk production and created a more self-reliant supply chain. We have also established a microbiology laboratory in the factory for enhanced quality control. Based on lessons learned during Prodigy’s pre-COVID production ramp up, Management views the in-factory microbiology lab as a critical element to successful large-scale production. The global COVID pandemic and government regulations associated with the pandemic continue to evolve. Management continues to stockpile critical inventories and establish alternative supply and vendor chains as a precaution against future pandemics, disasters, or governmental actions. We will continue to monitor the situation closely, including its potential effect on our plans and timelines.

The Product

Our products exploit the unique characteristics of spider silk, specifically dragline silk from Nephila clavipes (golden orb-web spider) and variants thereof. Such fibers possess unique mechanical properties in terms of strength, resilience, and flexibility. Through the use of genetic engineering, we believe that we have produced a variety of unique transgenic silkworm strains that produce recombinant spider silk. Our recombinant spider silk fiber incorporates the silk proteins found in spider silk with the native silkworm silk proteins. This combination of native silkworm proteins combined with spider silk protein structures results in a new and unique recombinant silk fiber.

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

Our Technology

Our technology builds upon the unique advantages of the domesticated silkworm. The silkworm is an efficient commercial and industrial producer of protein-based polymers, and forty percent (40%) of the caterpillars’ weight is devoted to the silk glands. The silk glands produce large amounts of an insoluble protein called fibroin, which the silkworm spins into a composite protein thread (silk).

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

Production of this material in commercial quantities holds the potential of a life-saving ballistic resistant material, which is lighter, more flexible, and tougher than steel. However, the Company does not currently have any life-saving ballistic products and could be some time before we are able to produce such a product. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets. Our interactions with manufacturers of high-performance textiles, convince us that there is an eager commercial market for our innovative, sustainable, and differentiated technology and products.

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

By utilizing existing production methodology in traditional silk regions to produce our high-performance materials, we leverage historical knowledge, available labor, and existing capital infrastructure for production, spinning, and weaving of our spider silk materials. This approach reduces the risk to our manufacturing operations and decreases our need for upfront capital expenditure.

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

The global market for technical textiles was estimated at greater than $200 billion in 2024 and projected to reach $272 billion by 20301.

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

1https://www.grandviewresearch.com/industry-analysis/technical-textiles-market#:~:text=Report%20Overview,4.5%25%20from%202020%20to%202027

Research and Development

During the fiscal years ended December 31, 2024 and 2023, we have spent approximately 22,206 and 15,126 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations.

We have initiated production of our recombinant materials, which we have named Monster Silk® and Dragon SilkTM. Additionally, we are accelerating both our microbiology and selective breeding programs.

Our R&D is focused on creating new materials through molecular biology and genetic engineering. One of the main focuses of our work is utilizing the domestic silkworm to create brand-new fibers and materials. We are advancing this work very quickly, creating many new transgenics in the fourth quarter of 2024 and accelerating that work into 2025. We believe these new transgenics could have potentially significant impacts on the apparel and technical textiles markets.

A key aspect of our research program is designed to increase the robustness of our silkworms within the production environment. Working with our contractors we have identified robustness and acclimation of our silkworm lines to the local climate as one of our most significant challenges. In 2024 we made substantial progress in improving robustness. We are accelerating our hybridization and breeding program to further increase production robustness and cocoon size.

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

Following the first agreement, we entered into successive intellectual property and collaborative research agreements with Notre Dame to provide different levels of financial support. The trend had been for an increase in financial support for the research and development in nearly every successive agreement. In June 2012, we entered into an Intellectual Property / Collaborative Research Agreement with Notre Dame (“2012 Notre Dame Research Agreement”). On March 4, 2015, we entered into a new Intellectual Property / Collaborative Research Agreement with Notre Dame extending the agreement through March 2016 (“2015 Notre Dame Research Agreement”). Under the 2015 Notre Dame Research agreement, the Company provided approximately $534,000 in financial support. On September 20, 2015, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $179,000; in February 2016, the 2015 Notre Dame Research Agreement was extended to July 31, 2016, and in August 2016, the 2015 Notre Dame Research Agreement was extended to December 31, 2016. In May 2017, the 2015 Notre Dame Research Agreement was amended to increase the total funding by approximately $189,000 and the duration of the 2015 Notre Dame Research Agreement was extended to September 30, 2017. With the funding we received from the U.S. Army, we were able to conduct our research and development in-house, at less cost, and therefore we did not extend the 2015 Notre Dame Research Agreement after September 30, 2017.

In 2011, we exercised our option to obtain the global commercialization rights to the technology developed under the Notre Dame Agreements, which resulted in a separate license agreement with Notre Dame (the “2011 Notre Dame Agreement”). Pursuant to the 2011 Notre Dame Agreement, Notre Dame filed an international patent application and numerous national patent applications on technology relating to the creation and use of recombinant spider silks and we received exclusive and non-exclusive rights to certain spider silk and gene-splicing technologies including commercial rights with the right to sublicense such intellectual property. The 2011 Notre Dame Agreement obligates us to reimburse Notre Dame for costs associated with the filing, prosecuting, and maintaining of such patents and patent applications. In exchange for the rights to commercialization, Notre Dame has received 2,200,000 shares of our Common Stock and we have agreed to pay Notre Dame royalties equal to 2% of our gross sales of the licensed products and 10% of any sublicensing fees received by the Company on licensed technology.

Cooperative Agreement in Vietnam

On December 30, 2015, we entered into a cooperative agreement with a provincial government office in Vietnam for the research and pilot production of hybrid silkworms. In April 2018, we received an investment registration certificate for our subsidiary in Vietnam. Later that month the Company was issued its enterprise registration certificate which allowed us to commence operations.

Other Agreements

On October 15, 2013, we entered into an intellectual property agreement with a scientific researcher relating to the development of new recombinant silk fibers. Under the terms of that agreement, the scientific researcher transferred his rights of intellectual property, inventions, and trade secrets which the researcher develops relating to recombinant silk to us. Upon signing, the researcher received 8,000,000 common stock purchase warrants from the Company, exercisable 24 months from the date of the agreement. As per the terms of the agreement, the researcher received an additional 10,000,000 warrants after creating a new recombinant silk fiber for us that met specified performance characteristics and another 8,000,000 warrants for performing the contract in good faith. The warrants described above all contain a cashless exercise provision and are exercisable on the 24-month anniversary of the date on which they were issuable under the agreement. All warrant under this agreement were exercised.

Governmental Regulations

We are subject to U.S. federal, state and local laws and regulations, as well as Vietnam central, provisional, and district laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of our products, the environment, distribution of products, the production of products, and our molecular biology-based technologies. We believe that we are in material compliance with all such applicable laws and regulations, although no assurance can be provided that this will remain true in the future or that interpretation of laws and regulations will remain a constant. Laws and particularly their interpretations and enforcement can and do change. Social and political trends shift in ways that we cannot predict and which could become less favorable to our technology. With regards to areas where law is vague, lacking, or could be subject to interpretation we endeavor to conform to industry norms.

Environment

Kraig Labs is fully committed to its vision of bringing spider silk technologies to commercial markets while maintaining the highest levels of environmental responsibility. We believe our technology, built on a renewable resource, has a positive environmental impact, and offers significant benefits over competing synthetic textiles. Our production system is derived from nature and does not use any petrochemicals as an input into our fibers.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We employ processes incorporated into our overall risk management system for assessing, identifying, and managing material risks from cybersecurity threats. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including because of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our senior management team conducts the regular assessment and management of material risks from cybersecurity threats, including review with our third-party service providers, while our board of directors has responsibility for the oversight of risk management. All employees and consultants are directed to report to our senior management any irregular or suspicious activity that could indicate a cybersecurity threat or incident.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2723 South State St., Suite 150, Ann Arbor, Michigan. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at this location.

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019, and ends on September 30, 2021, for its research and development headquarters. Pursuant to the lease, it was an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, we signed a two-year amendment to this lease, pursuant to which, commencing on July 1, 2021, and ending on September 30, 2022, we pay an annualized rent of $42,000 and from October 1, 2022, through September 30, 2023, we will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through September 30, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600.

On July 1, 2021, the Company signed a 5-year property lease in the Socialist Republic of Vietnam which consists of 30,000 square meters of property and 6,000 square meter of buildings, which it leases at a rate of approximately $8,645 per year for each of the five years.

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We were scheduled to pay an annual rent of approximately $7,284 for year one and two of the lease. During the third quarter of 2024, the Company terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On September 20, 2024, the Company signed a six-year lease for a 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. We pay an annual rent of approximately $7,032 for year one and two of the lease, $7,740 for year three, and $8,520 for years four through six.

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

	High	Low
Fiscal 2023
Quarter ended March 31, 2023	$0.05	$0.03
Quarter ended June 30, 2023	$0.07	$0.04
Quarter ended September 30, 2023	$0.04	$0.03
Quarter ended December 31, 2023	$0.05	$0.03
Fiscal 2024
Quarter ended March 31, 2024	$0.1496	$0.0349
Quarter ended June 30, 2024	$0.16	$0.07
Quarter ended September 30, 2024	$0.15	$0.08
Quarter ended December 31, 2024	$0.09	$0.08

As of March 27, 2025, the last reported sale price of our Common Stock on the OTCQB was $[[  ] per share.

Holders

As of March 28, 2025, in accordance with our transfer agent records, we had 33 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

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

March 26, 2024, the Company issued one share of Series A preferred stock to Mr. Kim Thompson, the Company’s CEO, and founder for $20,000, in the form of debt cancellation by Mr. Thompson.

On January 21, 2025, we issued 1,081,471 shares of Common Stock to Yorkville in connection with the execution of the SEPA as partial consideration for its commitment to enter into the SEPA.

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

The following section reflects management’s views on the financial condition as of December 31, 2024, and 2023, and the results of operations and cash flows for the fiscal years ended December 31, 2024 and 2023. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this report.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications including technical textiles. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we are a world leader in the research, development, and production of commercially scalable and cost-effective spider silk fiber. Our primary proprietary fiber technology utilizes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry. We are introducing materials with innovative properties into an established commercial ecosystem of silkworm rearing, silk spinning, weaving, and manufacture of garments and other products.

We are using genetic engineering technologies to develop fibers with greater strength, resiliency, and flexibility for use in our target markets, including the specialty fiber and technical textile industries . We believe that the genetically engineered protein-based fibers we seek to produce have properties that are in some ways superior to the materials currently available in the marketplace. Production of our product in commercial quantities holds what we believe to be potential life-saving ballistic resistant material, which we believe is lighter, thinner, more flexible, and tougher than steel. Other potential applications for spider silk based recombinant fibers include use as structural material and for any application in which light weight and high strength are required. We believe that fibers made with recombinant protein-based polymers will make significant inroads into the specialty fiber and technical textile markets.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2023, and as of December 31, 2024, include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2024 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate and expand commercial scale production of our recombinant spider silk.

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to create a line of recombinant spider silk fashion wear either under our own brand name or in partnership with existing commercial entities.

●	We plan to continue the expansion of our overseas production operations, including working with local contractors or cooperatives and the hiring of additional direct staff, as needed.

●	We plan to accelerate our microbiology research and development to create more advanced materials. We plan to develop more advanced spider silk and non-spider silk based fibers for select target markets.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research which overlap the company’s existing research and development. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile, and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing, and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2025 and going forward.

●	We plan to actively pursue an uplist to a national exchange if such an opportunity presents itself.

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

Standby Equity Purchase Agreement

On January 21, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the SEPA, a copy of which is filed herewith as Exhibit 10.14.

Pursuant to the SEPA, the Company has the right to sell to the Investor up to $10 million of its shares of common stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales of the shares of common stock to the Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to the Investor under the SEPA except in connection with notices that may be submitted by the Investor, in certain circumstances as described below.

Upon the satisfaction of the conditions to the Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the SEPA is terminated to direct the Investor to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to the Investor (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

In addition to the satisfaction of the conditions, the Investor shall not be obligated to purchase or acquire, and shall not purchase or acquire, any common stock under the SEPA which, when aggregated with all other common stock beneficially owned by the Investor and its affiliates, would result in the beneficial ownership by the Investor and its affiliates (on an aggregated basis) of a number of shares of common stock exceeding 4.99% of the then outstanding voting power or number of common shares. In addition, in no event shall an Advance exceed the number of common shares registered in respect of the transactions contemplated hereby under the registration statement then in effect.

The Company shall pay the Investor a structuring fee in an amount of $25,000, of which $10,000 has been paid, and $15,000 shall be paid on the earlier of (a) the Closing of the first Advance, or (b) the termination of the SEPA. Additionally, within three days of signing the SEPA (the “Effective Date”), the Company shall pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”) consisting of such number of Common Shares that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Common Shares during the 3 Trading Days immediately prior to the Effective Date (the “Commitment Shares”). The Commitment Shares issuable hereunder shall be included on the initial Registration Statement.

The SEPA will automatically terminate on the earliest to occur of (i) 36-month anniversary of the Effective Date or (ii) the date on which the Investor shall have made payment of Advances pursuant to the SEPA for shares of common stock equal to the Commitment Amount. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to the Investor, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued. Neither the Company nor the Investor may assign or transfer their respective rights and obligations under the SEPA, and no provision of the SEPA may be modified or waived other than by an instrument in writing signed by both parties.

The SEPA contains customary representations, warranties, conditions, and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds received by the Company under the SEPA will depend on the frequency and prices at which the Company sells its shares of common stock to the Investor. The Company expects that any proceeds received from such sales to the Investor will be used for working capital and general corporate purposes.

Results of Operations for the Years ended December 31, 2023, and  2024

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2024, as compared to the year ended December 31, 2023, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended			% Change
	December 31,			Increase
	2024	2023	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,747,585	1,454,295	293,290	20.17%
Professional Fees	290,313	125,222	165,091	131.84%
Officer’s Salary	872,289	797,406	74,883	9.39%
Research and Development	164,374	237,871	(73,497)	-30.90%
Total operating expenses	3,074,561	2,614,794	459,767	17.58%
Loss from operations	(3,074,561)	(2,614,794)	(459,767)	17.58%
Interest expense	(529,603)	(484,658)	(44,945)	9.27%
Gain on asset impairement	-	(95,872)	95,872	-100.00%
Net change in unrealized appreciation on investment in gold bullion	133,829	55,985	77,844	139.04%
Interest income	71,396	109,559	(38,163)	-34.83%
Net Loss	$(3,398,939)	$(3,029,780)	(369,159)	12.18%

Net Revenues: During the year ended December 31, 2024, we realized $0 of revenues from our business. During the year ended December 31, 2023, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2024 and 2023.

Research and development expenses: During the year ended December 31, 2024, we incurred $164,374 of research and development expenses, a decrease of $73,497 or30.90% compared with the same period in 2023. The research and development expenses are attributable to the research and development with the Notre Dame University; the increase was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2024, we incurred $290,313 professional expenses, which increased by $165,091 or 131.84% from $125,222 for year ended December 31, 2023. The increase in professional fees expense was attributable to increased expenses related to investor relations services during year ended December 31, 2024.

Officers Salary: During year ended December 31, 2024, officers’ salary expenses increased to $872,289 or 9.39% compared to $797,406 for year ended December 31, 2023. The increase is due to contractual terms of employment. In order to conserve Company resources, the CEO agreed to accrue and not collect a majority of his salary for 2024.

General and Administrative Expense: General and administrative expenses increased by $293,290 or 20.17% to $1,747,585 for year ended December 31, 2024 from $1,454,295 for year ended December 31, 2023. Our general and administrative expenses for year ended December 31, 2024 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,052,808, Travel of $65,631, office salary of $467,931, and consulting of $161,215 for a total of $1,747,585. Our general and administrative expenses for year ended December 31, 2023 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,031,363, Travel of $44,629, office salary of $368,683, and consulting of $9,620 for a total of $1,454,295.

Interest Expense: Interest expense increased to $529,603, or 9.27% for the year ended December 31, 2024, compared to $484,658 for the year ended December 31, 2023. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $77,844 to $133,829 for the year ended December 31, 2024, from $55,985 for the year ended December 31, 2023. The increase was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Asset impairment expense: Asset impairment expense decreased to $0, or 100% for the year ended December 31, 2024, compared to $95,872 for the year ended December 31, 2023. The decrease was primarily due to recognizing impairment expense of a deposit towards the purchase of inventory during the year ended December 31, 2023.

Net Loss: Net loss increased by $369,159, or 12.18%, to a net loss of $3,398,939 for the year ended December 31, 2024, from a net loss of $3,029,780 for the year ended December 31, 2023. This increase in net loss was driven primarily by a increase in warrant compensation, professional fees, officer’s salary and slightly offset by a decrease in research and administration expense and impairment expense.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,398,939 during the year ended December 31, 2024, and losses are expected to continue in the near term. The accumulated deficit is $53,085,719 at December 31, 2024. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2024, we had $673,264 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2024, as compared to December 31, 2023, were as follows:

	December 31, 2024	December 31, 2023
Cash	$673,264	$2,551,834
Inventory	$6,884	$6,884
Prepaid expenses	$60,137	$14,902
Total current assets	$740,285	$2,573,620
Total assets	$1,505,333	$3,232,822
Total current liabilities	$9,614,428	$8,885,610
Total liabilities	$9,654,954	$8,939,978

At December 31, 2024, we had a working capital deficit of $8,874,143, compared to a working capital deficit of $6,311,990 at December 31, 2023. Current liabilities increased to $9,614,428 at December 31, 2024 from $8,885,610 at December 31, 2023, primarily as a result of accounts payable.

For the year ended December 31, 2024, net cash used in operations of $1,839,086 was the result of a net loss of $3,398,939 offset by depreciation expense of $26,159, net change in unrealized appreciation in gold bullions of $133,829, warrants issuance of $851,205, imputed interest on related party loans of $81,072, increase in prepaid expenses of $45,235, increase in deposits of $3,656, and a decrease in operating lease right of use of $49,209, an increase of accrued expenses and other payables-related party of $818,538, a decrease in accounts payable of $39,635 and a decrease in operating lease liabilities of $48,172.

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

Net cash used in our investing activities were $4,240 and $6,399 for the year ended December 31, 2024, and December 31, 2023, respectively. During the year ended December 31, 2024, the Company had purchase of fixed assets of $4,240. During the year ended December 31, 2023, the Company had net purchases of treasury bills of $2,587,811 and net proceeds from maturities of treasury bills of $2,587,811 and purchase of fixed assets of $6,399.

Our financing activities resulted in a cash inflow of $35,244 for the year ended December 31, 2024, which is represented by $35,244 loan repayment.

Our financing activities resulted in a cash inflow of $60,000 for the year ended December 31, 2023, which is represented by $60,000 loan repayment.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. These amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGES	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023.

PAGES	F-7	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-years ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

The Woodlands, TX

March 28, 2025

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$673,264	$2,551,834
Inventory	6,884	6,884
Prepaid expenses	60,137	14,902
Total Current Assets	740,285	2,573,620

Property and Equipment, net	44,721	66,640
Investment in gold bullions (cost $450,216 and $450,216, respectively)	627,065	493,236
Operating lease right-of-use asset, net	86,088	95,808
Security deposit	7,174	3,518

Total Assets	$1,505,333	$3,232,822

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$502,002	$541,637
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	7,383,186	6,584,648
Operating lease liability, current	46,948	41,789
Loan payable	-	35,244
Total Current Liabilities	9,614,428	8,885,610

Long Term Liabilities
Operating lease liability, net of current	40,526	54,368
Total Liabilities	9,654,954	8,939,978

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 2 shares issued and outstanding, respectively	5,237,800	5,217,800
Common stock Class A, no par value; unlimited shares authorized, 1,038,374,219 and 1,030,940,008 shares issued and outstanding, respectively	27,385,611	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,290,687	11,354,213
Accumulated Deficit	(53,085,719)	(49,686,780)

Total Stockholders’ Deficit	(8,149,621)	(5,707,156)

Total Liabilities and Stockholders’ Deficit	$1,505,333	$3,232,822

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2024	December 31, 2023

Revenue	$-	$-

Operating Expenses
General and Administrative	1,747,585	1,454,295
Professional Fees	290,313	125,222
Officer’s Salary	872,289	797,406
Research and Development	164,374	237,871
Total Operating Expenses	3,074,561	2,614,794

Loss from Operations	(3,074,561)	(2,614,794)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	133,829	55,985
Interest expense	(529,603)	(484,658)
Amortization of debt issue costs	-	-
Gain on Asset Impairment	-	(95,872)
Interest income	71,396	109,559
Total Other Income/(Expenses)	(324,378)	(414,986)

Net (Loss) before Provision for Income Taxes	(3,398,939)	(3,029,780)

Provision for Income Taxes	-	-

Net (Loss)	$(3,398,939)	$(3,029,780)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,038,374,219	1,033,122,597

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2022 (Audited)	2	$5,217,800	1,030,940,008	$27,060,611	-	$-	1,122,311	$22,000	$10,834,729	$(46,657,000)	$(3,521,860)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	512,039	-	512,039

Warrants issued for services	-	-	-	-	-	-	-	-	26,594	-	26,594

Shares issued for services	-	-	5,000,000	225,000	-	-	-	-	-	-	225,000

Shares issued in connection with cashless warrants exercise	-	-	2,434,211	100,000	-	-	-	-	(100,000)	-	-

Imputed interest - related party	-	-	-	-	-	-	-	-	80,851	-	80,851

Beneficial conversion feature	-	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2023	-	-	-	-	-	-	-	-	-	(3,029,780)	(3,029,780)

Balance, December 31, 2023 (Audited)	2	5,217,800	1,038,374,219	27,385,611	-	-	1,122,311	22,000	11,354,213	(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-	-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	771,026	-	771,026

Warrants issued for services	-	-	-	-	-	-	-	-	80,179	-	80,179

Options issued for services	-	-	-	-	-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-	-	-	-	-	81,072	-	81,072

Net loss for the year ended December 31, 2024	-	-	-	-	-	-	-	-	-	(3,398,939)	(3,398,939)

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(3,398,939)	$(3,029,780)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	26,159	27,620
Asset impairment expense	-	95,872
Net change in unrealized appreciation and depreciation in gold bullions	(133,829)	(55,985)
Imputed interest - related party	81,072	80,851
Stock issuable for services	-	225,000
Fair value of options issued for services	4,197	-
Warrants issued/(cancelled) to consultants	851,205	538,633
Changes in operating assets and liabilities:
(Increase) in inventory	-	(304)
(Increase) Decrease prepaid expenses	(45,236)	763
(Increase) in deposits	(3,656)	2,608
Decrease in operating lease right-of-use, net	49,209	48,064
Increase in accrued expenses and other payables - related party	818,538	869,640
Decrease in accounts payable	(39,635)	1,298
Decrease in operating lease liabilities, current	(48,172)	(48,763)
Net Cash Used In Operating Activities	(1,839,086)	(1,244,483)

Net Cash Used In Investing Activities
Purchase of treasury bills	-	(2,587,811)
Proceeds from maturity of treasury bills	-	2,587,811
Purchse of fixed assets	(4,240)	(6,399)
Net Cash Provided by Investing Activities	(4,240)	(6,399)

Cash Flows From Financing Activities:
Principal payments on debt	(35,244)	(60,000)
Net Cash Provided by Financing Activities	(35,244)	(60,000)

Net Change in Cash and Cash Equivalents	(1,878,570)	(1,310,882)

Cash and Cash Equivalents at Beginning of Year	2,551,834	3,862,716

Cash and Cash Equivalents at End of Year	$673,264	$2,551,834

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued in connection with cashless warrants exercise	$-	$100,000
Adoption of lease standard ASC 842	$30,084	$85,023
Adoption of lease standard ASC 842	$39,489	$-
Reduction of right of use asset and associated lease liability due to lease cancellation	$30,084	$-
Preferred share issued in connection with debt cancellation - related party	$20,000	$-

Kraig Biocraft Laboratories, Inc.

Notes to Consolidated Financial Statements as of December 31, 2024 and 2023

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

As of December 31, 2024, and December 31, 2023, the Company had $673,264 and $2,551,834, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2024, and 2023, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2024, and December 31, 2023 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2024	December 31, 2023

Stock Warrants (Exercise price - $0.001- $0.25/share)	81,035,714	67,335,714
Stock Options (Exercise price - $0.1150/Share)	26,981,000	26,520,000
Convertible Preferred Stock	3	2
Common Stock Payable	1,122,311	1,122,311
Total	109,139,028	94,978,027

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the years ended December 31, 2024, and 2023, the Company had $164,374 and $237,871 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the years ended December 31, 2024, and 2023.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life (The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses, segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segments profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. These amendments are effective for the Company for annual periods in 2027, applied prospectively, with early adoption permitted, and interim periods beginning in 2028. The Company intends to adopt the amendments in this update prospectively in 2027 for annual periods and in 2028 for interim periods. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements to remove various references to concepts statements from the FASB Accounting Standards Codification. This guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2024, and 2023.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of December 31, 2024, and December 31, 2023, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2024, and December 31, 2023:

	December 31, 2024				December 31, 2023
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$627,065	$-	$-	$627,065	$493,236	$-	$-	$493,236
Money market fund	$607,881	$-	$-	$607,881	$2,409,486	$-	$-	$2,409,486
Total	$1,234,946	$-	$-	$1,234,946	$2,902,722	$-	$-	$2,902,722

The Board of Directors, who serves as the Custodian, is responsible for the safekeeping of gold bullion owned by the Company.

Valuation of Gold Bullion

The investment in Bullion is classified as a level 1 asset, as the Company’s investment in Bullion is calculated using unadjusted quoted prices from primary market sources.

Gains and Losses on Gold Bullion

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

The Company holds gold bullion as part of its strategy to manage inflation risk and diversify its assets. Upon acquisition, the Company elected the Fair Value Option under ASC 825-10, Financial Instruments – Fair Value Option to account for its investment in gold bullion. This election is irrevocable and was made to better reflect the Company’s intent to manage the assets based on fair value fluctuations.

Accounting Policy and Election

The Company follows the provisions of ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company recognizes changes in fair value of the investment in Bullion as changes in unrealized gains or losses on investment in Bullion through the Statement of Operations.

In accordance with ASC 825-10, the Company has elected to measure its gold bullion at fair value with changes in fair value recognized in earnings. The gold bullion qualifies for the fair value option as it is a non-financial asset that is managed and evaluated on a fair value basis.

●	The fair value option was elected at initial recognition of the gold bullion.

●	Changes in fair value are recognized in “Other (Income) Expense, Net” in the Consolidated Statements of Operations.

For the year ended December 31, 2024 and 2023, the Company recognized an unrealized gain of $133,829 and $55,985, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the year ended December 31, 2024:

Year Ended December 31, 2024	Ounces	Cost	Fair Value

Balance December 31, 2022	239	$1,829	$437,251
Net change in unrealized gain			55,985
Balance December 31, 2023	239	$2,064	$493,236
Net change in unrealized gain	-		133,829
Balance December 31, 2024	239	$2,624	$627,065

Money Market Funds

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

For the years ended December 31, 2024, and 2023, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At December 31, 2024, and December 31, 2023, the Company had approximately $357,881 and $2,409,486, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of December 31, 2024, the Company held $1,094,971 million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on December 31, 2024, and December 31, 2023, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment, and our operations are focused on developing high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries. Segment information is further described in Note 11.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $8,874,143 and stockholders’ deficiency of $8,149,621 and used $1,839,086 of cash in operations for the year ended December 31, 2024. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2024, and December 31, 2023, property and equipment, net, is as follows:

	December 31, 2024	December 31, 2023	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	134,550	130,310	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(221,633)	(195,474)
Total Property and Equipment, net	$44,721	$66,640

Depreciation expense for the years ended December 31, 2024, and 2023, was $26,159 and $27,620, respectively.

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

On September 5, 2019, we signed a two-year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through December 31, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company recorded ROU asset of $85,022 and lease liability of $85,022 in accordance with the adoption of the new guidance.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. The Company recorded ROU asset of $30,084 and lease liability of $30,084 in accordance with the adoption of the new guidance. During the year ended December 31, 2024, the Company was in terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On September 20, 2024, the Company signed a six-year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. The rent payments started after December 31, 2024. We pay an annual rent as follows:

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024:

At December 31, 2024, and December 31, 2023, the Company had no financing leases as defined in ASC 842, “Leases.”

	December 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$86,088	$95,808

Liabilities

Operating lease liability	$87,474	$96,157

Weighted-average remaining lease term (three months)	3.35	1.95

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$66,394	$20,194
Impairment of right of use asset	$30,084	-
Total operating lease costs	$96,479	$20,194

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$54,144	$53,442
Right-of-use asset obtained in exchange for new operating lease liability	$30,084	$-
Impairment of right of use asset	$(30,084)	$-
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2024:

2025	$53,944
2026	13,143
2027	7,920
2028	8,712
2029	17,424
Total lease payments	101,143
Less: amount representing interest	(13,669)
Total lease obligations	87,474

Less: current portion of operating lease liability	(46,948)
Long-term portion operating lease liability	$40,526

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of December 31, 2024, is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2023, is $1,617,000.

During the year ended December 31, 2024, the Company recorded $81,072 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $57,832. As of December 31, 2024, total interest payable is $304,545.

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

During the year ended December 31, 2024, the Company paid $35,244 of the loan balance. The loan was repaid in full as of December 31, 2024.

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

None issued for the year ended December 31, 2024.

(B) Common Stock Issued for Services

Shares issued for services as mentioned below were valued at the closing price of the stock on the date of grant.

None issued for the year ended December 31, 2024.

On December 26, 2023, the Company issued 5,000,000 shares of its class A common stock for services with a fair value of $225,000 ($0.045/share) on the date of grant.

(C) Common Stock Warrants and Options

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the year ended December 31, 2024, the Company recorded $ 4,197 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the year ended December 31, 2024, the Company recorded $11,357 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the year ended December 31, 2024, the Company recorded $11,357 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the year ended December 31, 2024, the Company recorded $11,357 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the year ended December 31, 2024, the Company recorded $905 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On April 13, 2024, the Company issued a 8.5-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $339,100, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable October 12, 2025, and for a period expiring on October 10, 2032. During the year ended December 31, 2024, the Company recorded $339,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	134.80%
Expected term	4.25 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 13, 2024, the Company issued a 9.33-year option to purchase 5,000,000 shares of common stock at an exercise price of $0.08225 per share to a related party for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $343,350, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on August 12, 2026, and for a period expiring on August 10, 2033. During the year ended December 31, 2024, the Company recorded $343,350 as an expense for options issued.

Expected dividends	0%
Expected volatility	130.50%
Expected term	4.75 years
Risk free interest rate	4.54%
Expected forfeitures	0%

On April 8, 2024, the Company issued a 6.5-year option to purchase 150,000 shares of common stock at an exercise price of $0.0834 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $9,588, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on April 7, 2026, and for a period expiring on October 6, 2030. During the year ended December 31, 2024, the Company recorded $9,588 as an expense for options issued.

Expected dividends	0%
Expected volatility	138.60%
Expected term	3.25 years
Risk free interest rate	4.60%
Expected forfeitures	0%

On April 3, 2024, the Company issued a 6.5-year option to purchase 500,000 shares of common stock at an exercise price of $0.082 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $31,970, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options are exercisable on October 2, 2026, and for a period expiring on October 1, 2030. During the year ended December 31, 2024, the Company recorded $31,970 as an expense for options issued.

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

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the year ended December 31, 2024, the Company recorded $32,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the year ended December 31, 2024, the Company recorded $21,600 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On January 25, 2021, the Company issued a 7-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.134 per share to a related party for services rendered. The options had a fair value of $310,165, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 33.3% on the year one anniversary of the grant date, 33.3% will vest on the second anniversary, and 33.3% will vest on the third year anniversary as long as the employee remains with the Company at the end of each successive year for three years. Options will be exercisable on January 25, 2021, and for a period of 7 years expiring on January 25, 2028. During the year ended December 31, 2024, the Company recorded $20,292 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.22%
Expected term	7 years
Risk free interest rate	1.46%
Expected forfeitures	0%

On February 19, 2020, the Company issued a 10-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.115 per share to a related party for services rendered. The options had a fair value of $626,047, based upon the Black-Scholes option-pricing model on the date of grant and 2,000,000 options are fully vested on the date granted and 1,000,000 options vest at the end of each successive year for four years. Options will be exercisable on February 19, 2021, and for a period of 10 years expiring on February 19, 2030. During the year ended December 31, 2024, the Company recorded $14,284 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	3 years
Risk free interest rate	1.50%
Expected forfeitures	0%

On February 19, 2020, the Company issued a 7-year option to purchase 1,340,000 shares of common stock at an exercise price of $0.115 per share to employees for services rendered. The options had a fair value of $133,063, based upon the Black-Scholes option-pricing model on the date of grant and 268,000 options are fully vested on the date granted and the remaining option vest equally over the remaining 4 years at the end of each successive year. Options will be exercisable on February 19, 2021, and for a period of 6 years expiring on February 19, 2027. During the year ended December 31, 2024, the Company recorded $3,643 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.19%
Expected term	6 years
Risk free interest rate	1.46%
Expected forfeitures	0%

Warrant activity as of December 31, 2024 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2023	67,335,714	$0.12	3.89	$331,500
Exercisable – December 31, 2023	67,335,714	$0.12	3.89	$331,500

Granted	16,700,000	$0.0895	7.78	49,920
Exercised	-	$-	-	-
Cancelled/Forfeited	(3,000,000)	$0.2299	-	-
Outstanding – December 31, 2024	81,035,714	$0.0895	4.32	$1,989,500
Exercisable – December 31, 2024	81,035,714	$0.10	4.32	$1,989,500

As of December 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$756,500
$0.04	2,300,000	2.00	$115,000
$0.056	1,000,000	0.77	$34,000
$0.2299	4,125,000	1.34	$-
$0.16	3,125,000	1.20	$-
$0.25	8,000,000	1.48	$-
$0.1160	500,000	0.77	$-
$0.12	12,500,000	2.29	$-
$0.14	4,285,714	2.29	$-
$0.04	4,000,000	8.21	$200,000
$0.04	6,000,000	8.21	$300,000
$0.04	10,000,000	8.21	$500,000
$0.0825	5,000,000	8.03	$38,750
$0.0825	5,000,000	8.87	$38,750
$0.08	150,000	6.01	$1,500
$0.08	500,000	6.01	$5,000
$0.1024	2,000,000	6.86	$-
$0.1024	2,000,000	6.86	$-
$0.1024	2,000,000	6.86	$-
$0.1024	50,000	6.86	$-
	81,035,714		$1,989,500

As of December 31, 2023, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	2.14	$331,500
$0.04	2,300,000	2.75	$-
$0.056	1,000,000	1.52	$-
$0.2299	7,125,000	1.27	$-
$0.16	3,125,000	1.95	$-
$0.25	8,000,000	2.23	$-
$0.1160	500,000	1.52	$-
$0.12	12,500,000	3.05	$-
$0.14	4,285,714	3.05	$-
$0.04	4,000,000	9.95	$-
$0.04	6,000,000	9.95	$-
$0.04	10,000,000	9.95	$-

	67,335,714		$331,500

Options activity as of December 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	26,520,000	$0.12	17.27	$-
Granted	461,000	$0.08685	6.75	-
Exercised	-	$-	-	-
Cancelled/Forfeited	-	$-	-	-
Outstanding – December 31, 2024	26,981,000	$0.114	16.10	$-
Exercisable – December 31, 2024	26,981,000	$0.114	16.10	$-

For the year ended December 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	16.10

For the year ended December 31, 2023, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.115	26,520,000	26,520,000	17.27

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2023, the agreement renewed again with the same terms, but with an annual salary of $447,915 for the years ended December 31, 2023. As of December 31, 2024, and December 31, 2023, the accrued salary balance is $3,951,133 and $3,511,776, respectively (See Note 9).

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

As of December 31, 2024, and December 31, 2023, the Company owes $5,356 and $3,482, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of December 31, 2024, and December 31, 2023, the accrued salary balance is $1,775 and $1,154, respectively.

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

On October 28, 2011, the Company entered into a license agreement with the University of Notre Dame. Under the agreement, the Company received exclusive and non-exclusive rights to certain spider silk technologies including commercial rights with the right to sublicense such intellectual property. In consideration of the licenses granted under the agreement, the Company agreed to issue to the University of Notre Dame 2,200,000 shares of its common stock and to pay a royalty of 2% of net sales. The license agreement has a term of 20 years which can be extended on an annual basis after that. It can be terminated by the University of Notre Dame if the Company defaults on its obligations under the agreement and fails to cure such default within 90 days of a written notice by the university. The Company can terminate the agreement upon a 90 day written notice subject to payment of a termination fee of $5,000 if the termination takes place within 2 years after its effectiveness, $10,000 if the termination takes place within 4 years after its effectiveness and $20,000 if the Agreement is terminated after 4 years. On May 5, 2017, the Company signed an addendum to that agreement relating to tangible property and project intellectual property. On March 1, 2019, the Company singed an addendum to that agreement. The Company entered into a separate loan agreement and promissory note dated March 1, 2019, as a payment for expenses paid by the University prior to January 31, 2019, totaling $265,244 and issued 4,025,652 shares of Class A common stock with a fair value of $281,659 as payment of certain debt. In the event of default, the license agreement will be terminated. During the year ended December 31, 2024, the Company paid $35,244 of the balance (See Notes 6).

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2024, and December 31, 2023, the outstanding balance is $65,292. For the year ended December 31, 2024, the Company recorded $1,960 in interest expensed and related accrued interest payable.

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

On January 31, 2024, the Company signed a five-year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. During the year ended December 31, 2024, the Company terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On July 1, 2021, the Company signed a five year property lease in Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019, and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021, and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022, through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through December 31, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of December 31, 2024	As of December 31, 2023

Accounts payable - related party	$296,154	$388,001
Accrued expenses - related party	3,958,264	3,516,411
Accrued interest - related party	3,128,768	2,680,236
Total accounts payable and accrued expenses - related party	$7,383,186	$6,584,648

Between June 6, 2016, and December 1, 2020, the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of December 31, 2024, is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2023, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the year ended December 31, 2024, the Company recorded $81,072 as an in-kind contribution of interest related to the loan.

In addition, the Company recorded accrued interest payable of $57,832. As of December 31, 2024, total interest payable is $305,545

As of December 31, 2024, total interest payable is $3,128,768.

During year ended December 31, 2023, the Company recorded $80,851 as an in-kind contribution of interest related to the loan.

In addition, the Company recorded accrued interest payable of $56,050. As of December 31, 2023, total interest payable is $246,714.

As of December 31, 2023, total interest payable is $2,680,236.

As of December 31, 2024, and December 31, 2023, there was $361,446 and $388,001, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of December 31, 2024, and December 31, 2023, there was $3,958,264 and $3,516,411, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of December 31, 2024, and December 31, 2023, there was $3,128,768 and $2,680,236, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of December 31, 2024, and December 31, 2023, the Company owed $7,383,186 and $6,584,648, respectively to its related parties in accrued salaries and accrued interest.

As of December 31, 2024, and December 31, 2023, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 10 SEGMENT INFORMATION

We operate as one segment, and our operations are focused on developing high strength, protein-based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries

Our Chief Executive Officer, as the CODM, uses consolidated net loss to evaluate our expenditures and monitor budget versus actual results. The monitoring of budget versus actual results and cash on hand are used in assessing the performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of our operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

Significant expenses within net loss include general and administrative, professional fees, officers’ salary, research and development, interest expense, interest income and other, net and income tax expense, which are each separately presented on our consolidated statements of operations.

The following table presents information about the segment’s loss:

Revenue	$-

Less:
Employee expense	1,491,027
Occupancy expense	58,868
Research and development expense	230,005
Professional services expense	309,063
Warrants issued for services expense	855,402
Depreciation and amortization expense	26,159
Interest Expense	529,603
Office expense	55,041
Other segment expense (a)	52,443
Interest income	(74,843)
Unrealized investment on gold	(133,829)
Segment net loss	3,398,939

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$3,398,939

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of December 31, 2024, total segment assets amounted to $1,505,333.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 28, 2025 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On January 14, 2025, the Company was granted a new Investment Registration Certificate and Enterprise Registration Certificate for its production operations in Vietnam.

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock.

On March 14, 2025, the Company issued 2,157,710 shares of Common Stock in exchange for the cashless exercise of 2,181,518 warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2024, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2024, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including recording an impairment expense against prepaid inventory. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2024, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2024, the Company did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

We are developing a plan to ensure that all information will be recorded, processed, summarized, and reported accurately, and as of the date of this report, we have hired a payroll service firm to manage all payroll functions including tax withholdings. We will take the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) There is nothing that the Company would be required to report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that the Company has not reported on a Form 8-K.

(b) During the fiscal quarter ended December 31, 2024, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards.

During the fiscal quarter ended December 31, 2024, the Company has not adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	63	President, Chief Executive Officer, Chief Financial Officer, and Director	April 25, 2006
Jonathan R. Rice	45	Chief Operating Officer	January 20, 2015
Kenneth Le	61	President of Prodigy Textiles	July 2019

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

KENNETH LE

Mr. Le was appointed as our Director of government relations and the President of Prodigy Textiles in July 2019. In light of his position with our subsidiary and the duties associated with such position, we believe Mr. Le meets the definition of “executive officer” as such term is defined in the Exchange Act. Kenneth Le has over 25 years of successful international business experience specializing in entrepreneurial enterprises. As previous managing partner of Pacific Bay Ventures, Mr. Le worked on a joint venture developing 1,550 hectares as a mixed use residential industrial park in conjunction with Dat Quang Chu Lai Industrial Park, JSP in Tam An city in Chu Lai province, Vietnam’s first international open economic trade zone. He was Managing Director of Minh Nhat Company, which was developing Da Deh Lake, an eco-resort of over 500 hectares in a surrounded lake in the Lam Dong province, the third and the largest plateau province on the Central Highlands three hours outside of Ho Chi Minh City in Vietnam. Mr. Le has extensive high-level business contacts in Southeast Asia, many of which he has helped bring together acting as international liaison. Management believes that Mr. Le’s work has been instrumental in helping the Company establish and grow its operations in Southeast Asia.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. Mr. Thompson is employed as the CEO and CFO of the company pursuant to a five-year employment contract.

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors, or promoters:

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

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

Committees

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our sole Board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance. In addition, we do not have an “audit committee financial expert,” because our sole director does not qualify as such within the applicable definition of the Securities and Exchange Commission.

Meetings of the Board of Directors

During its fiscal year ended December 31, 2024, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an exhibit to our annual report on Form 10-KSB on March 26, 2008, and has been included in this annual report as Exhibit 14.1.

Corporate Governance

The  business and affairs of the Company are managed under our sole board member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders’ meetings. All communications from stockholders are relayed to the board of member.

Family Relationships

There are no family relationships by between or among the members of the Board or other executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2024 and 2023 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Kim Thompson President, CEO, CFO and Director	2024	$474,789	(1)	$94,958	(2)			$			$		$			$59,651	(3)	$629,398
	2023	$447,914	(4)	$89,583	(5)				$260,000	(6)		$-		$-		$56,574	(7)	$867,081

Jonathan R. Rice COO	2024	$180,000	(8)	$50,000	(9)	$		$			$		$			$4,040	(10)	$234,040
	2023	$180,243	(11)	$20,000	(12)		$-		$162,000	(13)		$-		$-		$4,080	(14)	$366,323

Kenneth Le President of Prodigy Textiles (13)	2024	$60,000	(15)	$10,000	(16)	$			$682,450	(17)	$		$		$			$752,450
	2023	$60,000	(18)	$-			$-		$108,000	(19)		$-		$-		$-		$168,000

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

(3)	This amount includes: $47,121 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $12,530 in reimbursement for office and travel related expenses.(*)

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

(6)

In December 2023, Mr. Thompson was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan.

(7)

This amount includes: $50,880 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $5,694 in reimbursement for office and travel related expenses.

(8)

This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2024, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1,040 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.

(9)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(10)	In 2024, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1040 in phone service expenses, pursuant to his employment agreement.
(11)

This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2023, Mr. Rice’s annual base salary was $180,000. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1080 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.

(12)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.
(13)

In December 2023, Mr. Rice was issued a ten-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan.

(14)	In 2023, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1080 in phone service expenses, pursuant to his employment agreement.
(15)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.
(16)	This represents the annual bonus payable to Mr. Le pursuant to the then current terms of his employment agreement.
(17)

In April 2024, Mr. Le was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.08225 per share pursuant to the 2019 Employee Stock Option Plan.

(18)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.

(19)	In December 2023, Mr. Le was issued a ten-year warrant to purchase 4,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan.

Disclosure of Registrant’s Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that the Company was required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company’s compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement

2024 POLICIES AND PRACTICES RELATED TO THE GRANT OF CERTAIN EQUITY AWARDS

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

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011, through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. On January 1, 2021, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $447,915 for the year ended December 31, 2023. In order to conserve Company resources, the CEO agreed to accrue a majority of his salary. As of December 31, 2024, the accrued salary balance is $3,951,133. See, “Certain Relationships and Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

On December 13, 2023, Mr. Thompson was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan; this warrant fully vested on the grant date and will expire on December 13, 2033.

For the years ended December 31, 2024 and 2023, the Company recorded $0 and $260,000 for the warrants issued to related party.

Base pay will be increased each January 1st, for the subsequent twelve-month periods by 6%. Mr. Thompson will also be entitled to life, disability, health, and dental insurance as well as an annual bonus in an amount equal to 20% of the base salary. In light of the Company cash position, Mr. Thompson declined the life and disability insurance.

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

COO

On January 20, 2015, the Company entered into an at-will employment agreement with Mr. Jonathan R. Rice, its Chief Operating Officer (the “2015 COO Employment Agreement”). Although the 2015 COO Employment Agreement has been superseded (as described below), on January 23, 2015, Mr. Rice was issued a three-year warrant to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the COO Employment Agreement (the “January 2015 Warrant”) and on May 28, 2015, the Company issued a three-year warrant to purchase 3,000,000 shares of common stock of the Company at an exercise price of $0.001 per share (the “May 2015 Warrant”). The May 2015 share warrant fully vested on October 28, 2016, and will expire on May 28, 2022. For the twelve months ended December 31, 2015, the Company recorded $121,448 for the warrants issued to Mr. Rice.

On January 14, 2016, the Company entered into a new at-will employment agreement with Mr. Rice (the “2016 COO Employment Agreement”). The 2016 COO Employment Agreement had a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the 2016 COO Employment Agreement, Mr. Rice is entitled to an annual cash compensation of $140,000, which includes salary, health insurance, 401K retirement plan contributions, and other benefits. In addition, on March 30, 2016, Mr. Rice was issued a three-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.001 per share pursuant to the 2016 COO Employment Agreement; this warrant fully vested on February 20, 2017, and will expire on May 20, 2026. Additionally, on August 4, 2016, the Company approved a performance retention bonus to Mr. Rice of $20,000 which was paid in 2021.

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

On January 9, 2018, the Company extended the expiration date of the January 2015 Warrant from January 19, 2018, to January 31, 2020. On January 10, 2020, the Company extended the expiration date of the January 2015 Warrant from January 31, 2020, to January 10, 2025.

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

On December 13, 2023, Mr. Rice was issued a ten-year warrant to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan; this warrant fully vested on December 13, 2027, and will expire on December 13, 2033.

For the years ended December 31, 2024 and 2023, the Company recorded $0 and $136,670, respectively for the warrants issued to related party.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)	Percent of All Voting Classes (6)
Class A Common Stock
	Kim Thompson	201,587,925	(2)	19.32%	12.26%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	24,096,683	(3)	2.31%	1.14%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	7,400,000	(4)	0.71%	0.45%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	233,084,605		22.33%	14.18%

	George Roland Gill 160 King Street Sydney NSW 2000, Australia	55,3000,000	(5)	5.3%	3.36%

Series A Preferred Stock
	Kim Thompson	3		100%	36.5%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	3		100%	36.5%

(1) The percent of class is based on 1,043,646,733 shares of our Common Stock issued and outstanding as of the date hereof.

(2) Such shares include 201,587,922 shares of Common Stock that are owned by Mr. Thompson, and 3 shares of Common Stock that may be issued upon conversion of the Series A preferred stock that are owned by Mr. Thompson. In addition to this, Mr. Thompson owns 30,000,000 warrant shares of Common Stock that may be issued upon exercise of outstanding warrants no sooner than February 19, 2025.

(3) Such shares include 5,378,201 shares of Common Stock that are owned by Mr. Rice and 18,718,482 shares of Common Stock that may be issued upon exercise of warrants Mr. Rice owns. Additionally, Mr. Rice owns warrants to purchase up to 3,600,000 shares of Common Stock, which are not exercisable at this time.

(4) These shares represent shares of Common Stock that may be issued upon exercise of warrants Mr. Le owns. Mr. Le owns warrants to purchase up to 12,400,000 shares of Common Stock, which are not exercisable at this time.

(5) Such Shares include 55,300,000 shares of Common Stock that are controlled by Mr. Gill.

(6) The percent of all voting classes is based on 1,643,646,733 votes, which includes 1,043,646,733 votes from the holders of our issued and outstanding Common Stock and 600,000,0000 votes from the holder of our issued and outstanding Series A preferred stock.

Change in Control

As of the date of this Report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	63,681,000	0	127,477,720
Total	63,681,000	0	127,477,720

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 67,101,000 options have been issued pursuant to the Plan (although some have been cancelled) and 127,477,720 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

Eligibility. The Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees and for the grant of nonqualified share options, restricted shares, restricted share units, share appreciation rights, share bonuses and performance awards to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

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

Amendment and Termination. The Plan terminates ten years from the date it was approved unless it is terminated earlier by our Board. The Board may amend, alter, suspend, discontinue, or terminate the plan, including, without limitation, any amendment, alternation, suspension, discontinuation, or termination that would impart the rights of any participant, or any other holder or beneficiary of any award theretofore granted, without the consent of any share owner, participant, other holder or beneficiary of an award, or other person, unless required by applicable law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2023, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

In order to conserve Company resources, Mr. Thompson agreed to defer a significant portion of the compensation and other payments, as set forth below, owed to him.

●	Annual Compensation: Between December 31, 2016, and December 31, 2024, Kim Thompson, our CEO accrued $3,951,133 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2024, there was $3,128,768 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2024, we owed Mr. Thompson $7,079,901 in salary and interest related payments.

●	Company Loans: As of December 31, 2024, Mr. Thompson loaned the Company an aggregate of $1,617,000. As of December 31, 2024, there was $3,065,743 in loan interest; such interest accrues at the rate of 3% per annum.

●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2024, there was $65,292 in royalty payments payable to Mr. Thompson.

●	As of December 31, 2024, there was $296,154 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

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

On April 3, 2024, the Company issued a consultant warrants to purchase 500,000 shares of common stock of the Company at an exercise price of $0.082 per share pursuant to the 2019 Employee Stock Option Plan.

On April 8, 2024, the Company issued a consultant warrants to purchase 150,000 shares of common stock of the Company at an exercise price of $0.0834 per share pursuant to the 2019 Employee Stock Option Plan.

On April 13, 2024, the Company issued Mr. Le warrants to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.08225 per share pursuant to the 2019 Employee Stock Option Plan. See “Executive Compensation” for additional details

On August 6, 2024, the Company issued four employees warrants to purchase a total of 6,050,000 shares of common stock of the Company at an exercise price of $0.1024 per share pursuant to the 2019 Employee Stock Option Plan.

On October 1, 2024, the Company issued an employee warrants to purchase 461,000 shares of common stock of the Company at an exercise price of $0.08685 per share pursuant to the 2019 Employee Stock Option Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2024	2023
Audit Fees	$29,050	$30,000
Audit-Related Fees	$11,500	$14,000
Tax Fees	$4,600	$4,600
All Other Fees	$-	$-
Total	$45,150	$48,600

Audit Fees

For the Company’s fiscal years ended December 31, 2024, and 2023, we were billed approximately $ 29,050 and $30,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2024, and 2023, we were billed approximately $11,500 and $14,000 for audit related services.

Tax Fees

For the Company’s fiscal year ended December 31, 2024, we were billed approximately $4,600 for professional services rendered for tax compliance, tax advice, and tax planning For the Company’s fiscal year ended December 31, 2023, we were billed $4,600 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024, and 2023.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report. The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: see index to Exhibits.

(b) Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (3)

3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (6)

3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (7)

3.5	By-Laws (1)

4.1	Form of Warrant issued Mr. Jonathan R. Rice (14)

4.2	Description of Securities (20)

4.3	Form of Warrant dated March 25, 2021 (18)

4.4	Form of Warrant dated January 18, 2022 (19)

10.1	Employment Agreement, dated November 10, 2010, by and between Kraig Biocraft Laboratories, Inc. and Kim Thompson (8)

10.2	Addendum to the Founder’s Stock Purchase and Intellectual Property Transfer Agreement, dated December 26, 2006, and the Founder’s Stock Purchase and Intellectual Property Transfer Agreement dated April 26, 2006 (3)

10.3	Intellectual Property/Collaborative Research Agreement dated March 20, 2010, by and between Kraig Biocraft Laboratories and The University of Notre Dame du Lac. (2)

10.4	License Agreement dated October 28, 2011, between the Company and University of Notre Dame du Lac. (12)

10.5	Intellectual Property / Collaborative Research Agreement dated June 6, 2012, between the Company and University of Notre Dame du Lac. (12)

10.6	Employment Agreement, dated January 19, 2015, between the Company and Mr. Jonathan R. Rice (11)

10.7	Intellectual Property and Collaborative Research Agreements dated March 4, 2015, between the Company and University of Notre Dame du Lac. (15)

10.8	2019 Employee Stock Option Plan (16)

10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.10	Amendment (portions of the exhibit have been omitted because they are (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (17)

10.11	Form of Registration Rights Agreement dated March 25, 2021. (18)

10.12	Form of Amended and Restated Security Agreement dated January 18, 2022 (19)

10.13	Form of Registration Rights Agreement dated January 18, 2022 (19)

10.14	Standby Equity Purchase Agreement dated as of January 21, 2025, by and between the Company and YA II PN, LTD. (23)

14.1	Code of Business Conduct and Ethics (13)

19.1	Insider Trading Policy (21)

21.1	Subsidiaries (22)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Furnished and not filed

(1) Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.

(2) Incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 15, 2010.

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

(13) Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 26, 2008.

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

(16) Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 27, 2020

(17) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.

(18) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.

(19) Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 20, 2022.

(20) Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on April 1, 2024.

(21) Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 1, 2024.

(22) Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 1, 2024.

(23) Incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed with the SEC on January 21, 2025.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.

Dated: March 28, 2025	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 28, 2025
Kim Thompson	Chief Financial Officer, and Sole Director

