Form 10-Q
period 2025-03-31
Kraig Biocraft Laboratories, Inc
filed 2025-05-15
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of May 15, 2025 there were 1,047,526,733 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited))
ASSETS
Current Assets
Cash and cash equivalents	$397,001	$673,264
Inventory	6,884	6,884
Prepaid expenses	48,829	60,137
Total Current Assets	452,714	740,285

Property and Equipment, net	39,038	44,721
Investment in gold bullions (cost $450,216 and $450,216, respectively)	744,553	627,065
Operating lease right-of-use asset, net	72,568	86,088
Security deposit	7,174	7,174

Total Assets	$1,316,047	$1,505,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$529,452	$502,002
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	7,578,833	7,383,186
Operating lease liability, current	35,542	46,948

Total Current Liabilities	9,826,119	9,614,428

Long Term Liabilities
Operating lease liability, net of current	37,726	40,526
Total Liabilities	9,863,845	9,654,954

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 2 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,043,826,733 and 1,030,940,008 shares issued and outstanding, respectively	27,733,425	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,144,729	12,290,687
Accumulated Deficit	(53,685,752)	(53,085,719)

Total Stockholders’ Deficit	(8,547,798)	(8,149,621)

Total Liabilities and Stockholders’ Deficit	$1,316,047	$1,505,333

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Revenue	$-	$-

Operating Expenses
General and Administrative	308,851	164,375
Professional Fees	63,035	76,182
Officer’s Salary	184,730	178,718
Research and Development	23,876	29,435
Total Operating Expenses	580,492	448,710

Loss from Operations	(580,492)	(448,710)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	117,488	43,563
Interest expense	(140,348)	(129,934)
Amortization of debt issue costs	-	-
Gain on Asset Impairment	-	-
Interest income	3,319	27,206
Total Other Income/(Expenses)	(19,541)	(59,165)

Net (Loss) before Provision for Income Taxes	(600,033)	(507,875)

Provision for Income Taxes	-	-

Net (Loss)	$(600,033)	$(507,875)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,041,458,063	1,038,374,219

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and three months ended March 31, 2025

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611	#	-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	13,500	-	13,500

Warrants issued for services	-	-	-	-		-	-	-	-	20,987	-	20,987

Options issued for services	-	-	-	-		-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-		-	-	-	-	19,936	-	19,936

Issuance of common stock, net of stock offering costs	-	-	2,213,333	168,236		-	-	-	-	(25,000)	-	143,236

Issuance of common stock for commitment fee	-	-	1,081,471	100,000		-	-	-	-	(100,000)	-	-

Shares issued in connection with cashless warrants exercise	-	-	2,157,710	79,578		-	-	-	-	(79,578)	-	-

Net loss for the three months ended March 31, 2025	-	-	-	-		-	-	-	-	-	(600,033)	(600,033)

Balance, March 31, 2025 (Unudited)	3	$5,237,800	1,043,826,733	$27,733,425	#	-	$-	1,122,311	$22,000	$12,144,729	$(53,685,752)	(8,547,798)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders Deficit

For the three and three months ended March 31, 2024

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2023 (Audited)	2	$5,217,800	1,038,374,219	$27,385,611	#	-	$-	1,122,311	$22,000	$11,354,213	$(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-		-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	(91,090)	-	(91,090)

Warrants issued for services	-	-	-	-		-	-	-	-	23,935	-	23,935

Imputed interest - related party	-	-	-	-		-	-	-	-	20,157	-	20,157

Net loss for the three months ended March 31, 2024	-	-	-	-		-	-	-	-	-	(507,875)	(507,875)

Balance, March 31, 2024 (Unaudited)	3	$5,237,800	1,038,374,219	$27,385,611	#	-	$-	1,122,311	$22,000	$11,307,215	$(50,194,655)	(6,242,029)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(600,033)	$(507,875)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	5,683	6,729
Net change in unrealized appreciation and depreciation in gold bullions	(117,488)	(43,563)
Imputed interest - related party	19,936	20,157
Fair value of options issued for services	4,197	-
Warrants issued/(cancelled) to consultants	34,487	(67,155)
Changes in operating assets and liabilities:
Decrease prepaid expenses	11,308	10,859
Decrease in operating lease right-of-use, net	13,520	11,865
Increase in accrued expenses and other payables - related party	195,647	123,152
Increase in accounts payable	12,450	(32,182)
Decrease in operating lease liabilities, current	(14,206)	(11,514)
Net Cash Used In Operating Activities	(434,499)	(489,527)

Cah Flows from Investing Activities

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	168,236	-
Payment of debt offering costs	(10,000)	-
Principal payments on debt	-	(15,000)
Net Cash Provided by Financing Activities	158,236	(15,000)

Net Change in Cash and Cash Equivalents	(276,263)	(504,527)

Cash and Cash Equivalents at Beginning of Period	673,264	2,551,834

Cash and Cash Equivalents at End of Period	$397,001	$2,047,307

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Additional lease ROU	$-	$30,084
Accrual in connection with Standby Equity Purchase Agreement - Finance Structure Fee	$25,000	$-
Common shares issued in connection with Standby Equity Purchase Agreement - Commitment Share fee	$100,000	$-
Shares issuable in connection with cashless warrant exercise	$79,578	$-
Preferred share issued in connection with debt cancellation - related party	$-	$20,000

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2025

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

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025.

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

As of March 31, 2025, and December 31, 2024, the Company had $397,001 and $673,264, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2025, and December 31, 2024, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2025, and December 31, 2024 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2025	December 31, 2024

Stock Warrants (Exercise price - $0.001- $0.25/share)	78,854,196	67,335,714
Stock Options (Exercise price - $0.1150/Share)	26,981,000	26,520,000
Convertible Preferred Stock	3	2
Common Stock Payable	1,122,311	1,122,311
Total	106,957,510	94,978,027

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use. These costs also include the expensing of employee compensation and employee stock based compensation.

For the three months ended March 31, 2025, and 2024, the Company had $23,876 and $29,435 respectively, in research and development costs

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three months ended March 31, 2025, and 2024.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at March 31, 2025, and 2024.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of March 31, 2025, and December 31, 2024, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at March 31, 2025, and December 31, 2024:

	March 31, 2025				December 31, 2024
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$744,553	$-	$-	$627,065	$627,065	$-	$-	$627,065
Money market fund	$214,201	$-	$-	$607,881	$607,881	$-	$-	$607,881
Total	$958,754	$-	$-	$1,234,946	$1,234,946	$-	$-	$1,234,946

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

For the three months ended March 31, 2025 and 2024, the Company recognized an unrealized gain of $133,829 and $133,829, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value

Balance December 31, 2024	239	$2,624	$627,065
Net change in unrealized gain	-		117,488
Balance March 31, 2025	239	$3,115	$744,553

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

For the three months ended March 31, 2025, and 2024, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At March 31, 2025, and December 31, 2024, the Company had approximately $0 and $357,881, respectively in excess of FDIC insurance limits.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on March 31, 2025, and December 31, 2024, respectively.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $9,373,405 and stockholders’ deficiency of $8,547,798 and used $434,499 of cash in operations for the three months ended March 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2025, and December 31, 2024, property and equipment, net, is as follows:

	March 31, 2025	December 31, 2024	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	134,550	134,550	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(227,316)	(221,633)
Total Property and Equipment, net	$39,038	$44,721

Depreciation expense for the months ended March 31, 2025, and 2024, was $5,683 and $6,729, respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024:

At March 31, 2025, and December 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

	March 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$72,568	$86,088

Liabilities

Operating lease liability	$73,268	$87,474

Weighted-average remaining lease term (three months)	3.38	3.35

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$15,511	$66,394
Impairment of right of use asset	$-	30,084
Total operating lease costs	$15,511	$96,479

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$15,861	$54,144
Right-of-use asset obtained in exchange for new operating lease liability	$-	$30,084
Impairment of right of use asset	$-	$(30,084)
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2024:

2025 – 9 Months	$35,683
2026	12,963
2027	7,860
2028	8,448
2029	8,712
2030 and beyond	11,616
Total lease payments	85,282
Less: amount representing interest	(12,014)
Total lease obligations	73,268

Less: current portion of operating lease liability	(35,542)
Long-term portion operating lease liability	$37,726

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of March 31, 2025, is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2024, is $1,617,000.

During the three months ended March 31, 2025, the Company recorded $19,936 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,721. As of March 31, 2025, total interest payable is $319,267.

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

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock. During the three months ended March 31, 2025, the Company sold 2,213,333 shares of common stock for total cash proceeds of $168,236, and paid stock offering costs of $10,000 and accrued an additional $15,000.

None issued for the three months ended March 31, 2024.

(B) Common Stock Issued for Services

Shares issued for services as mentioned below were valued at the closing price of the stock on the date of grant.

None issued for the three months ended March 31, 2025 and 2024.

(C) Common Stock Warrants and Options

On March 14, 2025, the Company issued 2,157,710 shares of Common stock in connection with the cashless exercise of 2,181,518 warrants.

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019. The Company recorded $118,874 as an offset to an expense and additional paid in capital for options cancelled. The net effect on equity was $0.

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2025, the Company recorded $ 4,197 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2025, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2025, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2025, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the three months ended March 31, 2025, the Company recorded $543 as an expense for options issued.

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

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the three months ended March 31, 2025, the Company recorded $8,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the three ended March 31, 2025, the Company recorded $5,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of March 31, 2025 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	81,035,714	$0.0895	4.32	$1,989,500
Exercisable – December 31, 2024	81,035,714	$0.10	4.32	$1,989,500
Granted	–	$–	–	–
Exercised	(2,181,518)	$0.001	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – March 31, 2025	78,854,196	$0.10	4.19	$1,795,345
Exercisable – March 31, 2025	78,854,196	$0.10	4.19	$1,795,345

As of March 31, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	6,318,482	1.21	$562,345
$0.04	2,300,000	1.50	$115,000
$0.056	1,000,000	0.27	$34,000
$0.2299	4,125,000	0.84	$–
$0.16	3,125,000	0.70	$–
$0.25	8,000,000	0.98	$–
$0.1160	500,000	0.27	$–
$0.12	12,500,000	1.80	$–
$0.14	4,285,714	1.80	$–
$0.04	4,000,000	7.71	$200,000
$0.04	6,000,000	7.71	$300,000
$0.04	10,000,000	7.71	$500,000
$0.0825	5,000,000	7.53	$38,750
$0.0825	5,000,000	8.37	$38,750
$0.08	150,000	5.52	$1,500
$0.08	500,000	5.51	$5,000
$0.1024	2,000,000	6.36	$–
$0.1024	2,000,000	6.36	$–
$0.1024	2,000,000	6.36	$–
$0.1024	50,000	6.6	$–
	78,854,196		$1,795,345

As of December 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$756,500
$0.04	2,300,000	2.00	$115,000
$0.056	1,000,000	0.77	$34,000
$0.2299	4,125,000	1.34	$–
$0.16	3,125,000	1.20	$–
$0.25	8,000,000	1.48	$–
$0.1160	500,000	0.77	$–
$0.12	12,500,000	2.29	$–
$0.14	4,285,714	2.29	$–
$0.04	4,000,000	8.21	$200,000
$0.04	6,000,000	8.21	$300,000
$0.04	10,000,000	8.21	$500,000
$0.0825	5,000,000	8.03	$38,750
$0.0825	5,000,000	8.87	$38,750
$0.08	150,000	6.01	$1,500
$0.08	500,000	6.01	$5,000
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	50,000	6.86	$–
	81,035,714		$1,989,500

Options activity as of December 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	26,981,000	$0.114	16.10	$–
Exercisable – December 31, 2024	26,981,000	$0.114	16.10	$–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – March 31, 2025	26,981,000	$0.114	15.85	$–
Exercisable – March 31, 2025	26,981,000	$0.114	15.85	$–

For the three months ended March 31, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	15.85

For the year ended December 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	16.10

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. As of March 31, 2025, and December 31, 2024, the accrued salary balance is $4,029,900 and $3,951,133, respectively (See Note 9).

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

As of March 31, 2025, and December 31, 2024, the Company owes $1,071 and $5,356, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of March 31, 2025, and December 31, 2024, the accrued salary balance is $355 and $1,775, respectively.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2025, and December 31, 2024, the outstanding balance is $65,292. For the three months ended March 31, 2025, the Company recorded $489 in interest expensed and related accrued interest payable.

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

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of March 31, 2025	As of December 31, 2024

Accounts payable - related party	$298,326	$296,154
Accrued expenses - related party	4,031,327	3,958,264
Accrued interest - related party	3,249,180	3,128,768
Total accounts payable and accrued expenses - related party	$7,578,833	$7,383,186

Between June 6, 2016, and December 1, 2020, the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of March 31, 2025, is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2024, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the three months ended March 31, 2025, the Company recorded $19,936 as an in-kind contribution of interest related to the loan.

In addition, the Company recorded accrued interest payable of $14,721. As of March 31, 2025, total interest payable is $319,267

As of March 31, 2025, total interest payable is $3,249,180.

During the three months ended March 31, 2024, the Company recorded $20,157 as an in-kind contribution of interest related to the loan.

In addition, the Company recorded accrued interest payable of $56,050. As of December 31, 2024, total interest payable is $305,545.

As of December 31, 2024, total interest payable is $3,128,768.

As of March 31, 2025, and December 31, 2024, there was $363,618 and $361,446, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of March 31, 2025, and December 31, 2024, there was $4,031,327 and $3,958,264, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of December 31, 2025, and December 31, 2024, there was $3,249,180 and $3,128,768, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of March 31, 2025, and December 31, 2024, the Company owed $7,578,833 and $7,383,186, respectively to its related parties in accrued salaries and accrued interest.

As of March 31, 2025, and December 31, 2024, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

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

The following table presents information about the segment’s loss:

Revenue	$-

Less:
Employee expense	353,043
Occupancy expense	16,562
Research and development expense	34,775
Professional services expense	93,035
Warrants issued for services expense	38,684
Depreciation and amortization expense	5,684
Interest Expense	140,348
Office expense	11,307
Other segment expense (a)	27,403
Other income	(3,319)
Unrealized investment on gold	(117,488)
Segment net loss	600,033

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$600,033

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of March 31, 2025, total segment assets amounted to $1,316,047.

NOTE 11 SUBSEQUENT EVENTS

The Company has analysed its operations subsequent to May 15, 2025 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On April 1, 2025, the Company issued 6,000,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.089.

On April 4, 2025, the Company issued 400,000 shares of Common Stock in exchange for $32,800 per the terms of the SEPA.

On April 14, 2025, the Company issued 300,000 shares of Common Stock in exchange for $23,705 per the terms of the SEPA.

On April 18, 2025, the Company issued 600,000 shares of Common Stock in exchange for $48,660 per the terms of the SEPA.

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

Standby Equity Purchase Agreement

On January 21, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the SEPA, a copy of which is filed herewith as Exhibit 10.10.

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

During the three months ended March 31, 2025, the Company sold 2,213,333 shares of Common Stock in exchange for $168,363.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,			% Change Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$–	$–	–	–
COSTS OF REVENUES	–	–	–
Gross Profit	–	–	–
OPERATING EXPENSES:
General and Administrative	308,851	164,375	144,476	87.89%
Professional Fees	63,035	76,182	(13,147)	-17.26%
Officer’s Salary	184,730	178,718	6,012	3.36%
Research and Development	23,876	29,435	(5,559)	-18.89%
Total operating expenses	580,492	448,710	131,782	29.37%
Loss from operations	(580,492)	(448,710)	(131,782)	29.37%
Interest expense	(140,348)	(129,934)	(10,414)	8.01%
Net change in unrealized appreciation on investment in gold bullion	117,488	43,563	73,925	169.70%
Interest income	3,319	27,206	(23,887)	-87.80%
Net Loss	$(600,033)	$(507,875)	(92,158)	18.15%

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2025, as compared to the three month period ended March 31, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended March 31, 2025, we realized $0 of revenues from our business. During the three months ended March 31, 2024, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2025, and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2025, were $0, as compared to $0 for the three months ended March 31, 2024, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2025, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2024, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2025, we incurred $23,876 of research and development expenses. During the three months ended March 31, 2024, we incurred $29,435 of research and development expenses. This was a decrease of $5,559 or 18.89% in 2025 compared with the same period in 2024. This decrease was due to a decrease in research spending.

Professional Fees: During the three months ended March 31, 2025, we incurred $63,035 of professional expenses, which increased by $13,147 or 17.26% from $76,182 for the three months ended March 31, 2024. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended March 31, 2025, officers’ salary expenses decreased to $184,730 or 3.36% from $178,718 for the three months ended March 31, 2024. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the three months ended March 31, 2025.

General and Administrative Expense: General and administrative expenses increased by $144,476 or 87.89% to $308,851 for the three months ended March 31, 2025, from $164,375 for the three months ended March 31, 2024. Our general and administrative expenses for the three months ended March 31, 2025, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $138,161, travel of $10,900, and office salary of $129,790 for a total of $308,851.

Our general and administrative expenses for the three months ended March 31, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $5,007, travel of $13,366, and office salary of $111,048 for a total of $164,375.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $73,925 to $117,488 for the three-month period ended March 31, 2025, from appreciation of $43,563 for the three month period ended March 31, 2024. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $10,414 to $140,348 for the three-month period ended March 31, 2025, from $129,934 for the three month period ended March 31, 2024. The increase was primarily due to interest on certain Company loans.

Net Loss: Net loss increased by $92,158, or 18.15%, to a net loss of $600,033 for the three-month period ended March 31, 2025 from a net loss of $507,875 for the three month period ending March 31, 2024. This increase in net loss was primarily attributable to increases in general and administrative expenses, officers’ salary, and offset by a decrease in research and development and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $600,033 during the three months ended March 31, 2025, and losses are expected to continue in the near term. The accumulated deficit is $53,685,752 at March 31, 2025. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2025, we had $397,001 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2025, as compared to December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$397,001	$673,264
Inventory	$6,884	$6,884
Prepaid expenses	$48,829	$60,137
Deposits	$-	$-
Total current assets	$452,714	$740,285
Total assets	$1,316,047	$1,505,333
Total current liabilities	$9,826,119	$9,614,428
Total liabilities	$9,863,845	$9,654,954

At March 31, 2025, we had a working capital deficit of $9,373,405, compared to a working capital deficit of $8,874,143 at December 31, 2024. Current liabilities increased to $9,826,119 at March 31, 2025, from $9,614,428 at December 31, 2024, primarily as a result of accounts payable – related party.

For the three months ended March 31, 2025, net cash used in operations of $434,499 was the result of a net loss of $600,033 offset by depreciation expense of $5,683, net change in unrealized appreciation in gold bullions of $117,488, warrants issuance of $34,487, imputed interest on related party loans of $19,936, a decrease in prepaid expenses of $11,308, a decrease in operating lease right of use of $13,520, an increase of accrued expenses and other payables-related party of $195,647, decrease in accounts payable of $12,450 and a decrease in operating lease liabilities of $14,206.

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

Net cash used in our investing activities were $0 and $0 for the three months ended March 31, 2025, and March 31, 2024, respectively.

Our financing activities resulted in a cash inflow of $158,237 for the three months ended March 31, 2025, which is represented by $168,237 proceeds from the sale of stock and $10,000 payment in debt offering costs.

Our financing activities resulted in a cash outflow of $15,000 for the three months ended March 31, 2024, which is represented by $15,000 loan repayment.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2024, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock. In connection therewith, we issued 1,081,471 shares of Common Stock to the investor as partial consideration for its commitment to enter into the SEPA.

On March 14, 2025, the Company issued 2,157,710 shares of Common Stock in exchange for the cashless exercise of 2,181,518 warrants.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Articles of Amendment, filed with the Wyoming Secretary of State on November 15, 2013 (3)
3.4	Articles of Amendment, filed with the Wyoming Secretary of State on December 17, 2013 (4)
3.5	Bylaws (1)
4.1	Form of Warrant issued Mr. Jonathan R. Rice (5)
4.2	Form of Warrant issued pursuant to that certain Purchase Agreement dated as of March 8, 2019 (7)
4.3	Form of Convertible Debenture (8)
4.4	Form of Warrant (8)
4.5	Form of A&R Convertible Debenture (8)
10.1	Employment Agreement between Mr. Jonathan Rice and the Company (6)
10.2	Form of Purchase Agreement dated March 8, 2019 (7)
10.3	Form of Securities Purchase Agreement (8)
10.4	Form of Guaranty Agreement (8)
10.5	Form of Security Agreement (8)
10.6	Form of IP Security Agreement (8)
10.7	Form of Registration Rights Agreement (8)
10.8	Strategic Partnership Agreement (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (9)
10.9	Amendment (portions of the exhibit have been omitted because they (i) are not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed) (9)
10.10	Standby Equity Purchase Agreement dated as of January 21, 2025, by and between the Company and YA II PN, LTD. (10)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1.	Incorporated by reference to our Registration Statement on Form SB-2 (Reg. No. 333-146316) filed with the SEC on September 26, 2007.
2.	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-162316) filed with the SEC on October 2, 2009.
3.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 22, 2013.
4.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2013.
5.	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.
6.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 21, 2015.
7.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 11, 2019.
8.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 26, 2021.
9.	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 26, 2021.
10.	Incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed with the SEC on January 21, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 15, 2025	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

