Form 10-Q
period 2025-06-30
Kraig Biocraft Laboratories, Inc.
filed 2025-08-14
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025 there were 1,068,745,393 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

2

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited))

ASSETS

Current Assets
Cash and cash equivalents	$785,462	$673,264
Inventory	6,884	6,884
Prepaid expenses	46,629	60,137
Total Current Assets	838,975	740,285

Property and Equipment, net	36,984	44,721
Investment in gold bullions (cost $365,448 and $450,216, respectively)	649,773	627,065
Operating lease right-of-use asset, net	58,426	86,088
Security deposit	7,174	7,174

Total Assets	$1,591,332	$1,505,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$526,516	$502,002
Note payable - related party	1,617,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	7,796,612	7,383,186
Operating lease liability, current	24,278	46,948
Total Current Liabilities	10,029,698	9,614,428

Long Term Liabilities
Operating lease liability, net of current	34,498	40,526
Total Liabilities	10,064,196	9,654,954

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 3 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,052,600,334 and 1,038,374,219 shares issued and outstanding, respectively	28,446,556	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,232,665	12,290,687
Accumulated Deficit	(54,411,885)	(53,085,719)

Total Stockholders’ Deficit	(8,472,864)	(8,149,621)

Total Liabilities and Stockholders’ Deficit	$1,591,332	$1,505,333

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	344,035	1,097,738	652,886	1,262,113
Professional Fees	43,625	104,198	106,660	180,380
Officer’s Salary	186,197	234,788	370,927	413,506
Research and Development	63,888	49,414	87,764	78,849
Total Operating Expenses	637,745	1,486,138	1,218,237	1,934,848

Loss from Operations	(637,745)	(1,486,138)	(1,218,237)	(1,934,848)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	(10,011)	20,626	107,477	64,189
Interest expense	(141,986)	(130,889)	(282,334)	(260,823)
Impairment of right-of-use asset	-	(30,084)	-	(30,084)
Gain on sale of gold	62,469	-	62,469	-
Interest income	1,140	20,296	4,459	47,502
Total Other Income/(Expenses)	(88,388)	(120,051)	(107,929)	(179,216)

Net (Loss) before Provision for Income Taxes	(726,133)	(1,606,189)	(1,326,166)	(2,114,064)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(726,133)	$(1,606,189)	$(1,326,166)	$(2,114,064)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,047,493,242	1,038,374,219	1,044,492,324	1,038,374,219

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2025

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, March 31, 2025 (Audited)	3	$5,237,800	1,043,826,733	$27,733,425	-	$-	1,122,311	$22,000	$12,144,729	$(53,685,752)	(8,547,798)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	13,500	-	13,500

Warrants issued for services	-	-	-	-	-	-	-	-	50,082	-	50,082

Options issued for services	-	-	-	-	-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-	-	-	-	-	20,157	-	20,157

Issuance of common stock, net of stock offering costs	-	-	8,773,601	713,131	-	-	-	-	-	-	713,131

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	(726,133)	(726,133)

Balance, June 30, 2025 (Unaudited)	3	$5,237,800	1,052,600,334	$28,446,556	-	$-	1,122,311	$22,000	$12,232,665	$(54,411,885)	(8,472,864)

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	27,000	-	27,000

Warrants issued for services	-	-	-	-	-	-	-	-	71,069	-	71,069

Options issued for services	-	-	-	-	-	-	-	-	8,394	-	8,394

Imputed interest - related party	-	-	-	-	-	-	-	-	40,093	-	40,093

Issuance of common stock, net of stock offering costs	-	-	10,986,934	881,367	-	-	-	-	(25,000)	-	856,367

Issuance of common stock for commitment fee	-	-	1,081,471	100,000	-	-	-	-	(100,000)	-	-

Shares issued in connection with cashless warrants exercise	-	-	2,157,710	79,578	-	-	-	-	(79,578)	-	-

Net loss for the six months ended June 30, 2025	-	-	-	-	-	-	-	-	-	(1,326,166)	(1,326,166)

Balance, June 30, 2025 (Unudited)	3	$5,237,800	1,052,600,334	$28,446,556	-	$-	1,122,311	$22,000	$12,232,665	$(54,411,885)	(8,472,864)

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

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(1,326,166)	$(2,114,064)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	11,520	13,459
Impairment of right of use asset	-	30,084
Net change in unrealized appreciation and depreciation in gold bullions	(107,477)	(64,189)
Gain on sale of gold bullions	(62,469)	-
Imputed interest - related party	40,093	40,314
Fair value of options issued for services	8,394	-
Warrants issued/(cancelled) to consultants	98,069	789,227
Changes in operating assets and liabilities:
Decrease prepaid expenses	13,508	9,454
Decrease in operating lease right-of-use, net	27,662	23,961
Increase in accrued expenses and other payables - related party	413,426	320,184
Increase in accounts payable	34,514	(25,472)
Decrease in operating lease liabilities, current	(28,698)	(23,261)
Net Cash Used In Operating Activities	(877,624)	(1,000,303)

Cah Flows from Investing Activities
Proceeds from sale of investment in gold	147,238	-
Purchase of fixed assets	(3,783)	-
Net Cash Provided by Investing Activities	143,455	-

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	856,367	-
Payment of debt offering costs	(10,000)	-
Principal payments on debt	-	(30,000)
Net Cash Provided by Financing Activities	846,367	(30,000)

Net Change in Cash and Cash Equivalents	112,198	(1,030,303)

Cash and Cash Equivalents at Beginning of Period	673,264	2,551,834

Cash and Cash Equivalents at End of Period	$785,462	$1,521,531

Supplemental disclosure of non-cash investing and financing activities:
Additional lease ROU	$-	$30,084
Common shares issued in connection with Standby Equity Purchase Agreement - Commitment Share fee	$100,000	$-
Shares issuable in connection with cashless warrant exercise	$79,578	$-
Preferred share issued in connection with debt cancellation - related party	$-	$20,000

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of June 30, 2025, and December 31, 2024, the Company had $785,462 and $673,264, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2025, and December 31, 2024, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2025, and December 31, 2024 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2025	December 31, 2024

Stock Warrants (Exercise price - $0.001- $0.25/share)	84,854,194	81,035,714
Stock Options (Exercise price - $0.1150/Share)	26,981,000	26,981,000
Convertible Preferred Stock	3	3
Common Stock Payable	1,122,311	1,122,311
Total	112,957,508	109,139,028

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use.

For the three months ended June 30, 2025, and 2024, the Company had $63,888 and $49,414 respectively, in research and development costs.

For the six months ended June 30, 2025, and 2024, the Company had $87,764 and $78,849 respectively, in research and development costs.

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and six months ended June 30, 2025, and 2024.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at June 30, 2025, and 2024.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of June 30, 2025, and December 31, 2024, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at June 30, 2025, and December 31, 2024:

	June 30, 2025				December 31, 2024
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$649,773	$-	$-	$649,773	$627,065	$-	$-	$627,065
Money market fund	$116,340	$-	$-	$116,340	$607,881	$-	$-	$607,881
Total	$766,113	$-	$-	$766,113	$1,234,946	$-	$-	$1,234,946

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

For the three months ended June 30, 2025 and 2024, the Company recognized an unrealized loss of $10,011 and a gain $20,626, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

For the six months ended June 30, 2025 and 2024, the Company recognized an unrealized gain of $107,477 and $64,189, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the six months ended June 30, 2025:

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value

Balance December 31, 2024	239	$2,624	$627,065
Cost basis of gold bullions sold	(45)		(84,769)
Net change in unrealized gain	-		107,477
Balance June 30, 2025	194	$3,349	$649,773

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

For the three and six months ended June 30, 2025, and 2024, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At June 30, 2025, and December 31, 2024, the Company had approximately $335,526 and $357,881, respectively in excess of FDIC insurance limits.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on June 30, 2025, and December 31, 2024, respectively.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $9,190,723 and stockholders’ deficiency of $8,472,864 and used $877,624 of cash in operations for the six months ended June 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2025, and December 31, 2024, property and equipment, net, is as follows:

	June 30, 2025	December 31, 2024	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	138,332	134,550	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(233,152)	(221,633)
Total Property and Equipment, net	$36,984	$44,721

Depreciation expense for the three months ended June 30, 2025, and 2024, was $5,837 and $6,730, respectively.

Depreciation expense for the six months ended June 30, 2025, and 2024, was $11,520 and $13,459, respectively.

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

On September 5, 2019, we signed a two year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through December 31, 2024, the Company paid an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company recorded ROU asset of $85,022 and lease liability of $85,022 in accordance with the adoption of the new guidance.

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

On July 1, 2021, the Company signed a 5-year property lease with the Socialist Republic of Vietnam, which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year.

On January 31, 2024, the Company signed a five year lease for a 700 square meter facility in Lam Dong, Vietnam that commenced on February 1, 2024, and ends on January 31, 2029. We pay an annual rent of ~$7,284 for year one and two of the lease. For years 3-5 the price will increase with Vietnam’s state land price bracket, not to exceed 10%. The Company recorded ROU asset of $30,084 and lease liability of $30,084 in accordance with the adoption of the new guidance. During the year ended December 31, 2024, the Company was in terminated its ROU lease arrangement. The Company does not occupy or use the facility and therefore has determined to impair this asset as there is no future benefit.

On September 20, 2024, the Company signed a six year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. The rent payments started after December 31, 2024. We pay an annual rent as follows:

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024:

At June 30, 2025, and December 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

	June 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$58,426	$86,088

Liabilities

Operating lease liability	$58,776	$87,474

Weighted-average remaining lease term (years)	3.72	3.35

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$31,022	$66,394
Impairment of right of use asset	$-	30,084
Total operating lease costs	$31,022	$96,479

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$31,722	$54,144
Right-of-use asset obtained in exchange for new operating lease liability	$-	$30,084
Impairment of right of use asset	$-	$(30,084)
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2024:

2025 – 6 Months	$19,822
2026	12,963
2027	7,860
2028	8,448
2029	8,712
2030 and beyond	11,616
Total lease payments	69,421
Less: amount representing interest	(10,645)
Total lease obligations	58,776

Less: current portion of operating lease liability	(24,278)
Long-term portion operating lease liability	$34,498

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of June 30, 2025, is $1,617,000.

Total loan payable to the founder and CEO as of December 31, 2024, is $1,617,000.

During the six months ended June 30, 2025, the Company recorded $40,093 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $24,056. As of June 30, 2025, total interest payable is $333,832.

During the six months ended June 30, 2024, the Company recorded $40,314 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $29,287.

As of June 30, 2025, total interest payable is $3,371,009.

As of December 31, 2024, total interest payable is $3,128,768.

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

The Company has continued to make $5,000 monthly payment against this remaining balance in lieu of the balloon payments in months fourteen and twenty. The Company made the final payment on August 1, 2024.

During the year ended December 31, 2024, the Company paid $35,244 of the loan balance. The loan was repaid in full as of December 31, 2024.

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock. During the six months ended June 30, 2025, the Company sold 10,986,934 shares of common stock for total cash proceeds of $881,367, and paid stock offering costs of $10,000 and accrued an additional $15,000.

None issued for the six months ended June 30, 2024.

(B) Common Stock Issued for Services

Shares issued for services as mentioned below were valued at the closing price of the stock on the date of grant.

None issued for the three and six months ended June 30, 2025 and 2024.

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

On April 1, 2025, the Company issued a 7-year option to purchase 6,000,000 shares of common stock at an exercise price of $.08900 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $465,840, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable based on the following vesting provisions:

●	1,500,000 vests after 24 months
●	2,000,000 vests after 36 months
●	2,500,000 vests after 48 months

During the six months ended June 30, 2025, the Company recorded $29,095 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.30%
Expected term	5.5 years
Risk free interest rate	4.03%
Expected forfeitures	0%

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the six months ended June 30, 2025, the Company recorded $ 8,394 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the six months ended June 30, 2025, the Company recorded $13,628 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the six months ended June 30, 2025, the Company recorded $13,628 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the six months ended June 30, 2025, the Company recorded $13,628 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the six months ended June 30, 2025, the Company recorded $1,086 as an expense for options issued.

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

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the six months ended June 30, 2025, the Company recorded $16,200 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the six months ended June 30, 2025, the Company recorded $10,800 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of June 30, 2025 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	81,035,714	$0.0895	4.32	$1,989,500
Exercisable – December 31, 2024	81,035,714	$0.10	4.32	$1,989,500
Granted	6,000,000	$0.0890	–	–
Exercised	(2,181,518)	$0.001	–	–
Cancelled/Forfeited	–	$-	–	–
Outstanding – June 30, 2025	84,854,194	$0.10	4.19	$1,415,160
Exercisable – June 30, 2025	84,854,194	$0.10	4.19	$1,415,160

As of June 30, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	6,318,482	0.96	$499,160
$0.04	2,300,000	1.25	$92,000
$0.056	1,000,000	.02	$24,000
$0.2299	4,125,000	0.59	$–
$0.16	3,125,000	0.45	$–
$0.25	8,000,000	0.73	$–
$0.1160	500,000	0.02	$–
$0.12	12,500,000	1.55	$–
$0.14	4,285,714	1.55	$–
$0.04	4,000,000	7.46	$160,000
$0.04	6,000,000	7.46	$240,000
$0.04	10,000,000	7.46	$400,000
$0.0825	5,000,000	7.28	$-
$0.0825	5,000,000	8.12	$-
$0.08	150,000	5.27	$-
$0.08	500,000	5.25	$-
$0.1024	2,000,000	6.11	$–
$0.1024	2,000,000	6.11	$–
$0.1024	2,000,000	6.11	$–
$0.1024	50,000	6.11	$–
$0.0890	6,000,000	3.76	$-
	84,854,194		$1,415,160

As of December 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$756,500
$0.04	2,300,000	2.00	$115,000
$0.056	1,000,000	0.77	$34,000
$0.2299	4,125,000	1.34	$–
$0.16	3,125,000	1.20	$–
$0.25	8,000,000	1.48	$–
$0.1160	500,000	0.77	$–
$0.12	12,500,000	2.29	$–
$0.14	4,285,714	2.29	$–
$0.04	4,000,000	8.21	$200,000
$0.04	6,000,000	8.21	$300,000
$0.04	10,000,000	8.21	$500,000
$0.0825	5,000,000	8.03	$38,750
$0.0825	5,000,000	8.87	$38,750
$0.08	150,000	6.01	$1,500
$0.08	500,000	6.01	$5,000
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	50,000	6.86	$–
	81,035,714		$1,989,500

Options activity as of December 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	26,981,000	$0.114	16.10	$–
Exercisable – December 31, 2024	26,981,000	$0.114	16.10	$–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – June 30, 2025	26,981,000	$0.114	15.60	$–
Exercisable – June 30, 2025	26,981,000	$0.114	15.60	$–

For the six months ended June 30, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	15.60

For the year ended December 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	16.10

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. As of June 30, 2025, and December 31, 2024, the accrued salary balance is $4,119,701 and $3,951,133, respectively (See Note 9).

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

As of June 30, 2025, and December 31, 2024, the Company owes $4,821 and $5,356, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of June 30, 2025, and December 31, 2024, the accrued salary balance is $1,598 and $1,775, respectively.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2025, and December 31, 2024, the outstanding balance is $65,292. For the six months ended June 30, 2025, the Company recorded $978 in interest expensed and related accrued interest payable.

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

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of June 30, 2025	As of December 31, 2024

Accounts payable - related party	$299,485	$296,154
Accrued expenses - related party	4,126,118	3,958,264
Accrued interest - related party	3,371,009	3,128,768
Total accounts payable and accrued expenses - related party	$7,796,612	$7,383,186

Between June 6, 2016, and December 1, 2020, the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of June 30, 2025, is $1,617,000.

Total loan payable to this principal stockholder as of December 31, 2024, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the six months ended June 30, 2025, the Company recorded $40,093 as an in-kind contribution of interest related to the loan.

During the six months ended June 30, 2024, the Company recorded $40,314 as an in-kind contribution of interest related to the loan.

As of June 30, 2025, the Company recorded accrued interest payable of $29,287.

As of June 30, 2024, the Company recorded accrued interest payable of $28,707.

As of June 30, 2025, total interest payable is $3,371,009.

As of December 31, 2024, total interest payable is $3,128,768.

As of June 30, 2025, and December 31, 2024, there was $299,485 and $296,154, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of June 30, 2025, and December 31, 2024, there was $4,129,118 and $3,958,264, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of June 30, 2025, and December 31, 2024, there was $3,371,009 and $3,128,768, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of June 30, 2025, and December 31, 2024, the Company owed $7,796,612 and $7,383,186, respectively to its related parties in accrued salaries and accrued interest.

As of June 30, 2025, and December 31, 2024, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

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

The following table presents information about the segment’s loss for the three months ended June 30, 2025:

Revenue	$-

Less:
Employee expense	356,922
Occupancy expense	17,107
Research and development expense	80,244
Professional services expense	69,325
Warrants issued for services expense	67,779
Depreciation and amortization expense	5,836
Interest Expense	141,986
Office expense	9,264
Other segment expense (a)	31,275
Other income	(63,616)
Unrealized loss investment on gold	10,011
Segment net loss	726,133

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$726,133

The following table presents information about the segment’s loss for the six months ended June 30, 2025:

Revenue	$-

Less:
Employee expense	709,965
Occupancy expense	33,669
Research and development expense	115,019
Professional services expense	132,360
Warrants issued for services expense	106,463
Depreciation and amortization expense	11,520
Interest Expense	282,334
Office expense	20,572
Other segment expense (a)	88,676
Other income	(66,935)
Unrealized gain investment on gold	(107,477)
Segment net loss	1,326,166

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$1,326,166

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of June 30, 2025, total segment assets amounted to $1,591,332.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 14, 2025 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On July 1, 2025, the Company issued 314,636 shares of Common Stock to an Employee for the cashless exercise of 318,482 Common Stock Warrants.

On July 1, 2025, the Company issued 800,000 shares of Common Stock in exchange for $62,080 per the terms of the SEPA.

On July 7, 2025, the Company issued 1,700,000 shares of Common Stock in exchange for $132,430 per the terms of the SEPA.

On July 9, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 10, 2025, the Company issued 690,950 shares of Common Stock in exchange for $53,825 per the terms of the SEPA.

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered.

On July 17, 2025, the Company issued 426,193 shares of Common Stock in exchange for $32,775.55 per the terms of the SEPA.

On July 22, 2025, the Company issued 600,000 shares of Common Stock in exchange for $46,980 per the terms of the SEPA.

On July 28, 2025, the Company issued 700,000 shares of Common Stock in exchange for $54,670 per the terms of the SEPA.

On August 1, 2025, the Company issued 313,280 shares of Common Stock in exchange for $24,404.51 per the terms of the SEPA.

On August 5, 2025, the Company issued 600,000 shares of Common Stock in exchange for $46,500 per the terms of the SEPA.

On August 13, 2025, the Company issued 500,000 shares of Common Stock in exchange for $38,712.50 per the terms of the SEPA.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate and expand commercial-scale production of our recombinant spider silk.

●	We plan to expand our research and development to accelerate our work in creating next-generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to create a line of recombinant spider silk fashion wear either under our own brand name or in partnership with existing commercial entities.

●	We plan to continue the expansion of our overseas production operations, including working with local contractors or cooperatives and the hiring of additional direct staff, as needed.

●	We plan to accelerate our microbiology research and development to create more advanced materials. We plan to develop more advanced spider silk and non-spider silk-based fibers for select target markets.

●	We will consider buying an established revenue-producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We will also actively consider pursuing collaborative research opportunities with private laboratories in areas of research that overlap the company’s existing research and development. If our financing allows, management will strongly consider increasing the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile, and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing, and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2025 and going forward.

●	We plan to actively pursue an uplist to a national exchange if such an opportunity presents itself.

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

During the six months ended June 30, 2025, the Company sold 10,986,934 shares of Common Stock in exchange for $881,367.

Three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended			% Change
	June 30,			Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	344,035	1,097,738	(753,703)	-68.66%
Professional Fees	43,625	104,198	(60,573)	-58.13%
Officer’s Salary	186,197	234,788	(48,591)	-20.70%
Research and Development	63,888	49,414	14,474	29.29%
Total operating expenses	637,745	1,486,138	(848,393)	-57.09%
Loss from operations	(637,745)	(1,486,138)	848,393	-57.09%
Interest expense	(141,986)	(130,889)	(11,097)	8.48%
Net change in unrealized appreciation on investment in gold bullion	(10,011)	20,626	(30,637)	-148.54%
Impairment of right-of-use asset	-	(30,084)	30,084	-100.00%
Gain on sale of gold	62,469	-	62,469	100.00%
Interest income	1,140	20,296	(19,156)	-94.38%
Net Loss	$(726,133)	$(1,606,189)	880,056	-54.79%

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2025, as compared to the three month period ended June 30, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended June 30, 2025, we realized $0 of revenues from our business. During the three months ended June, 2024, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2025, and 2024 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2025, were $0, as compared to $0 for the three months ended June 30, 2024, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2025, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2024, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2025, we incurred $63,888 of research and development expenses. During the three months ended June 30, 2024, we incurred $49,414 of research and development expenses. This was an increase of $14,474 or 29.29% in 2025 compared with the same period in 2024. This increase was due to a increase in research spending.

Professional Fees: During the three months ended June 30, 2025, we incurred $43,625 of professional expenses, which decreased by $60,573 or 58.13% from $104,198 for the three months ended June 30, 2024. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the three months ended June 30, 2025, officers’ salary expenses decreased to $186,197 or 20.70% from $234,788 for the three months ended June 30, 2024. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO and Director for the three months ended June 30, 2024.

General and Administrative Expense: General and administrative expenses decreased by $753,703 or 68.66% to $344,035 for the three months ended June 30, 2025, from $1,097,738 for the three months ended June 30, 2024. Our general and administrative expenses for the three months ended June 30, 2025, consisted of other general and administrative expenses (which include expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $200,262, travel of $15,421, and office salary of $128,352 for a total of $344,035.

Our general and administrative expenses for the three months ended June 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $942,767, travel of $27,341, and office salary of $127,630 for a total of $1,097,738.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $30,637 to depreciation of $10,011 for the three-month period ended June 30, 2025, from appreciation of $20,626 for the three-month period ended June 30, 2024. The decrease was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $11,097 to $141,986 for the three-month period ended June 30, 2025 5, from $130,889 for the three month period ended June 30, 2024. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset decreased by $30,084 to $0 for the three-month period ended June 30, 2025 from $30,084 for the three month period ended June 30, 2024. This decrease was due to the Company’s negotiations to terminate its ROU lease arrangement.

Gain from sale of investment in gold: Gain from sale of investment in gold increased by $62,469 to $62,469 for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2025. This increase was due to the Company’s partial sale of its investment in gold.

Net Loss: Net loss decreased by $880,056, or 54.79%, to a net loss of $726,133 for the three-month period ended June 30, 2025 from a net loss of $1,606,189 for the three month ending June 30, 2024. This decrease in net loss was primarily attributable to decreases in general and administrative expenses, professional fees, officers’ salary, and offset by an increase in research and development fees.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended			% Change
	June 30,			Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	652,886	1,262,113	(609,227)	-48.27%
Professional Fees	106,660	180,380	(73,720)	-40.87%
Officer’s Salary	370,927	413,506	(42,579)	-10.30%
Research and Development	87,764	78,849	8,915	11.31%
Total operating expenses	1,218,237	1,934,848	(716,611)	-37.04%
Loss from operations	(1,218,237)	(1,934,848)	716,611	-37.04%
Interest expense	(282,334)	(260,823)	(21,511)	8.25%
Net change in unrealized appreciation on investment in gold bullion	107,477	64,189	43,288	67.44%
Impairment of right-of-use asset	-	(30,084)	30,084	-100.00%
Gain on sale of gold	62,469	-	62,469	100.00%
Interest income	4,459	47,502	(43,043)	-90.61%
Net Loss	$(1,326,166)	$(2,114,064)	787,898	-37.27%

Our revenue, operating expenses, and net loss from operations for the six month period ended June 30, 2025, as compared to the six month period ended June 30, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the six months ended June 30, 2025, we realized $0 of revenues from our business. During the six months ended June, 2024, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2025, and 2024 was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2025, were $0, as compared to $0 for the six months ended June 30, 2024, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2025, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2024, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2025, we incurred $87,764 of research and development expenses. During the six months ended June 30, 2024, we incurred $78,849 of research and development expenses. This was an increase of $8,915 or 11.31% in 2025 compared with the same period in 2024. This increase was due to a increase in research spending.

Professional Fees: During the six months ended June 30, 2025, we incurred $106,660 of professional expenses, which decreased by $73,720 or 40.87% from $180,380 for the six months ended June 30, 2024. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the six months ended June 30, 2025, officers’ salary expenses decreased to $370,927 or 10.30% from $413,506 for the six months ended June 30, 2024. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO and Director for the six months ended June 30, 2024.

General and Administrative Expense: General and administrative expenses decreased by $609,227 or 48.27% to $652,886 for the six months ended June 30, 2025, from $1,262,113 for the six months ended June 30, 2024. Our general and administrative expenses for the six months ended June 30, 2025, consisted of other general and administrative expenses (which include expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $368,423, travel of $26,321, and office salary of $258,142 for a total of $652,886.

Our general and administrative expenses for the six months ended June 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $982,728, travel of $40,707, and office salary of $238,678 for a total of $1,262,113.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion increased by $43,288 to $107,477 for the six-month period ended June 30, 2025, from appreciation of $64,189 for the six month period ended June 30, 2024. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $21,511 to $282,334 for the six-month period ended June 30, 2025, from $260,823 for the six month period ended June 30, 2024. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset decreased by $30,084 to $0 for the six-month period ended June 30, 2025 from $30,084 for the six month period ended June 30, 2024. This decrease was due to the Company’s negotiations to terminate its ROU lease arrangement.

Gain from sale of investment in gold: Gain from sale of investment in gold increased by $62,469 to $62,469 for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2025. This increase was due to the Company’s partial sale of its investment in gold.

Net Loss: Net loss decreased by $787,898, or 37.27%, to a net loss of $1,326,166 for the six-month period ended June 30, 2025 from a net loss of $2,114,064 for the six month ending June 30, 2024. This decrease in net loss was primarily attributable to decreases in general and administrative expenses, professional fees, officers’ salary, and offset by an increase in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,326,166 during the six months ended June 30, 2025, and losses are expected to continue in the near term. The accumulated deficit is $54,411,885 at June 30, 2025. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2025, we had $785,462 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2025, as compared to December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
Cash and Cash Equivalents	$785,462	$673,264
Inventory	$6,884	$6,884
Prepaid expenses	$46,629	$60,137
Total current assets	$838,975	$740,285
Total assets	$1,591,332	$1,505,333
Total current liabilities	$10,029,698	$9,614,428
Total liabilities	$10,064,196	$9,654,954

At June 30, 2025, we had a working capital deficit of $9,190,723, compared to a working capital deficit of $8,874,143 at December 31, 2024. Current liabilities increased to $10,029,698 at June 30, 2025, from $9,614,428 at December 31, 2024, primarily as a result of accounts payable – related party.

For the six months ended June 30, 2025, net cash used in operations of $902,624 was the result of a net loss of $1,326,166 offset by depreciation expense of $11,520, net change in unrealized appreciation in gold bullions of $107,477, gain on sale of gold bullions of $62,469, warrants issuance of $98,069, options issuance of $8,394, imputed interest on related party loans of $40,093, a decrease in prepaid expenses of $13,508, a decrease in operating lease right of use of $27,662, an increase of accrued expenses and other payables-related party of $413,426, increase in accounts payable of $9,514 and a decrease in operating lease liabilities of $28,698.

For the six months ended June 30, 2024, net cash used in operations of $1,000,303 was the result of a net loss of $2,114,064 offset by depreciation expense of $13,459, impairment of right of use asset of $30,084, net change in unrealized appreciation in gold bullions of $64,189, warrants issuance of $789,227, imputed interest on related party loans of $40,314, decrease in prepaid expenses of $9,454, and an increase in operating lease right of use of $23,961, an increase of accrued expenses and other payables-related party of $320,184, decrease in accounts payable of $25,472 and a decrease in operating lease liabilities of $23,261.

Net cash used in our investing activities were $143,455 and $0 for the six months ended June 30, 2025, and June 30, 2024, respectively. During the six months ended June 30, 205, the Company had net proceeds from the sale investment in gold of $147,238 and purchase of fixed assets of $3,783.

Our financing activities resulted in a cash inflow of $881,367 for the six months ended June 30, 2025, which is represented by $881,367 proceeds from the sale of stock and $0 payment in debt offering costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2025, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 1, 2025, the Company issued 314,636 shares of Common Stock to an Employee for the cashless exercise of 318,482 Common Stock Warrants.

On July 9, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the six months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 14, 2025	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

