Form 10-Q
period 2025-09-30
Kraig Biocraft Laboratories, Inc.
filed 2025-11-12
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025 there were 1,080,852,130 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,565,692	$673,264
Inventory	29,067	6,884
Prepaid expenses	45,162	60,137
Total Current Assets	1,639,921	740,285

Property and Equipment, net	30,993	44,721
Investment in gold bullions (cost $241,120 and $450,216, respectively)	494,478	627,065
Operating lease right-of-use asset, net	184,030	86,088
Security deposit	7,174	7,174

Total Assets	$2,356,596	$1,505,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$492,252	$502,002
Note payable - related party	1,567,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	8,004,099	7,383,186
Operating lease liability, current	56,062	46,948
Total Current Liabilities	10,184,705	9,614,428

Long Term Liabilities
Operating lease liability, net of current	127,968	40,526
Total Liabilities	10,312,673	9,654,954

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 3 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,076,244,777 and 1,038,374,219 shares issued and outstanding, respectively	30,363,230	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,342,344	12,290,687
Accumulated Deficit	(55,921,451)	(53,085,719)

Total Stockholders’ Deficit	(7,956,077)	(8,149,621)

Total Liabilities and Stockholders’ Deficit	$2,356,596	$1,505,333

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	1,199,955	205,298	1,852,841	1,467,411
Professional Fees	38,533	15,922	145,193	221,302
Officer’s Salary	186,157	177,609	557,084	566,115
Research and Development	9,243	24,968	97,007	103,817
Total Operating Expenses	1,433,888	423,797	2,652,125	2,358,645

Loss from Operations	(1,433,888)	(423,797)	(2,652,125)	(2,358,645)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	(30,968)	78,420	76,509	142,609
Interest expense	(144,255)	(132,890)	(426,589)	(393,713)
Impairement of right-of-use asset	-	30,084	-	-
Gain on sale of gold	98,427	-	160,896	-
Interest income	1,118	14,983	5,577	62,485
Total Other Income/(Expenses)	(75,678)	(9,403)	(183,607)	(188,619)

Net (Loss) before Provision for Income Taxes	(1,509,566)	(433,200)	(2,835,732)	(2,547,264)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,509,566)	$(433,200)	$(2,835,732)	$(2,547,264)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,068,264,462	1,038,374,219	1,052,499,052	1,038,374,219

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2025

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, June 30, 2025 (Audited)	3	$5,237,800	1,052,600,334	$28,446,556	-	$-	1,122,311	$22,000	$12,232,665	$(54,411,885)	(8,472,864)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	47,760	-	47,760

Warrants issued for services	-	-	-	-	-	-	-	-	50,082	-	50,082

Options issued for services	-	-	-	-	-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-	-	-	-	-	20,379	-	20,379

Issuance of common stock for services	-	-	10,000,000	834,600	-	-	-	-	-	-	834,600

Issuance of common stock, net of stock offering costs	-	-	13,329,807	1,069,335	-	-	-	-	-	-	1,069,335

Shares issued in connection with cashless warrants exercise	-	-	314,636	12,739					(12,739)	-	-

Net loss for the three months ended June 30, 2025	-	-	-	-	-	-	-	-	-	(1,509,566)	(1,509,566)

Balance, September 30, 2025 (Unudited)	3	$5,237,800	1,076,244,777	$30,363,230	-	$-	1,122,311	$22,000	$12,342,344	$(55,921,451)	(7,956,077)

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	74,760	-	74,760

Warrants issued for services	-	-	-	-	-	-	-	-	121,151	-	121,151

Options issued for services	-	-	-	-	-	-	-	-	12,591	-	12,591

Imputed interest - related party	-	-	-	-	-	-	-	-	60,472	-	60,472

Issuance of common stock for services	-	-	10,000,000	834,600	-	-	-	-	-	-	834,600

Issuance of common stock, net of stock offering costs	-	-	24,316,741	1,950,702	-	-	-	-	(25,000)	-	1,925,702

Issuance of common stock for commitment fee	-	-	1,081,471	100,000	-	-	-	-	(100,000)	-	-

Shares issued in connection with cashless warrants exercise	-	-	2,472,346	92,317	-	-	-	-	(92,317)	-	-

Net loss for the nine months ended September 30, 2025	-	-	-	-	-	-	-	-	-	(2,835,732)	(2,835,732)

Balance, September 30, 2025 (Unudited)	3	$5,237,800	1,076,244,777	$30,363,230	-	$-	1,122,311	$22,000	$12,342,344	$(55,921,451)	(7,956,077)

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

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(2,835,732)	$(2,547,264)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	17,511	20,107
Net change in unrealized appreciation and depreciation in gold bullions	(76,509)	(142,609)
Gain on sale of gold bullions	(160,896)	-
Stock issued for services	834,600	-
Imputed interest - related party	60,472	60,693
Fair value of options issued for services	12,591	-
Warrants issued/(cancelled) to consultants	195,911	816,718
Changes in operating assets and liabilities:
Decrease prepaid expenses	14,975	(26,327)
(Increase) in deposits	-	(3,656)
(Increase) in inventory	(22,183)	-
Decrease in operating lease right-of-use, net	42,096	36,631
Increase in accrued expenses and other payables - related party	620,913	521,912
Decrease in accounts payable	250	(27,188)
Decrease in operating lease liabilities, current	(43,482)	(35,580)
Net Cash Used In Operating Activities	(1,339,483)	(1,326,563)

Cah Flows from Investing Activities
Proceeds from sale of investment in gold	369,992	-
Purchase of fixed assets	(3,783)	-
Net Cash Provided by Investing Activities	366,209	-

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	1,925,702	-
Payment of debt offering costs	(10,000)	-
Principal payments on debt - related party	(50,000)	(35,244)
Net Cash Provided by Financing Activities	1,865,702	(35,244)

Net Change in Cash and Cash Equivalents	892,428	(1,361,807)

Cash and Cash Equivalents at Beginning of Period	673,264	2,551,834

Cash and Cash Equivalents at End of Period	$1,565,692	$1,190,027

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Adoption of lease standard ASC 842	$-	$30,084
Adoption of lease standard ASC 842		$39,489
Adoption of lease standard ASC 842	$140,038	$-
Common shares issued in connection with Standby Equity Purchase Agreement - Commitment Share fee	$100,000	$-
Shares issuable in connection with cashless warrant exercise	$92,317	$-
Preferred share issued in connection with debt cancellation - related party	$-	$20,000

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of September 30, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of September 30, 2025, and December 31, 2024, the Company had $1,565,692 and $673,264, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For September 30, 2025, and December 31, 2024, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for September 30, 2025, and December 31, 2024 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30, 2025	December 31, 2024

Stock Warrants (Exercise price - $0.001- $0.25/share)	81,410,714	81,035,714
Stock Options (Exercise price - $0.1150/Share)	26,981,000	26,981,000
Convertible Preferred Stock	3	3
Common Stock Payable	1,122,311	1,122,311
Total	109,514,028	109,139,028

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use.

For the three months ended September 30, 2025, and 2024, the Company had $9,243 and $24,968 respectively, in research and development costs.

For the nine months ended September 30, 2025, and 2024, the Company had $97,007 and $103,817 respectively, in research and development costs.

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and nine months ended September 30, 2025, and 2024.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

The Company has evaluated ASU 2025-05 and does not expect the standard to have a material impact on its financial condition, results of operations, or cash flows.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at September 30, 2025, and 2024.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of September 30, 2025, and December 31, 2024, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at September 30, 2025, and December 31, 2024:

	September 30, 2025				December 31, 2024
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$494,478	$-	$-	$494,478	$627,065	$-	$-	$627,065
Money market fund	$102,458	$-	$-	$102,458	$607,881	$-	$-	$607,881
Total	$596,936	$-	$-	$596,936	$1,234,946	$-	$-	$1,234,946

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

For the three months ended September 30, 2025 and 2024, the Company recognized an unrealized loss of $30,968 and a gain $78,420, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

For the nine months ended September 30, 2025 and 2024, the Company recognized an unrealized gain of $76,509 and $142,609, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value

Balance December 31, 2024	239	$2,624	$627,065
Cost basis of gold bullions sold	(111)		(209,096)
Net change in unrealized gain	-		76,509
Balance September 30, 2025	128	$3,863	$494,478

During the three months ended September 30, 2025, the Company sold 66 ounces of gold bullion that as been classified as an investment asset. The sale generated gross proceeds of $222,755. The carrying value of the gold at the date of sale was $124,328, resulting in a realized gain of $98,427, which has been recognized in other income.

During the nine months ended September 30, 2025, the Company sold 111 ounces of gold bullion that as been classified as an investment asset. The sale generated gross proceeds of $369,992. The carrying value of the gold at the date of sale was $209,096, resulting in a realized gain of $160,896, which has been recognized in other income.

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

For the three and nine months ended September 30, 2025, and 2024, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At September 30, 2025, and December 31, 2024, the Company had approximately $1,159,367 and $357,881, respectively in excess of FDIC insurance limits.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on September 30, 2025, and December 31, 2024, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment, and our operations are focused on developing high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries. Segment information is further described in Note 10.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $8,544,784 and stockholders’ deficiency of $7,956,077 and used $1,339,483 of cash in operations for the nine months ended September 30, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At September 30, 2025, and December 31, 2024, property and equipment, net, is as follows:

	September 30, 2025	December 31, 2024	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	138,332	134,550	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(239,143)	(221,633)
Total Property and Equipment, net	$30,993	$44,721

Depreciation expense for the three months ended September 30, 2025, and 2024, was $5,992 and $6,649, respectively.

Depreciation expense for the nine months ended September 30, 2025, and 2024, was $17,511 and $20,107, respectively.

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

On September 5, 2019, we signed a two year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through December 31, 2024, the Company paid an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company recorded ROU asset of $85,022 and lease liability of $85,022 in accordance with the adoption of the new guidance. On October 1, 2025, the Company extended the terms of the lease through September 30, 2028. The Company recorded ROU asset of $140,038 and lease liability of $140,038 in accordance with the adoption of the new guidance.

We pay annual rent as follows:

Lease Term		Annual Rent
10/01/2025	09/30/2026	$50,008
10/1/2026	09/30/2027	$52,808
10/01/2027	09/30/2028	$55,608

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

On September 20, 2024, the Company signed a nine year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. The rent payments started after December 31, 2024. We pay an annual rent as follows:

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024:

At September 30, 2025, and December 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

	September 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$184,030	$86,088

Liabilities

Operating lease liability	$184,030	$87,474

Weighted-average remaining lease term (years)	3.35	3.35

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$46,533	$66,394
Impairment of right of use asset	$-	30,084
Total operating lease costs	$46,533	$96,479

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$47,583	$54,144
Right-of-use asset obtained in exchange for new operating lease liability	$140,038	$30,084
Impairment of right of use asset	$-	$(30,084)
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at September 30, 2025:

2025 – 3 Months	$16,463
2026	63,671
2027	61,368
2028	50,154
2029	8,712
2030 and beyond	11,616
Total lease payments	211,984
Less: amount representing interest	(27,954)
Total lease obligations	184,030

Less: current portion of operating lease liability	(56,062)
Long-term portion operating lease liability	$127,968

NOTE 5 NOTE PAYABLE – RELATED PARTY

Between June 6, 2016, and December 1, 2020 the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loans, the advances bear an interest at 3%, is unsecured, and due on demand.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

On August 26, 2025, the Company repaid $50,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of September 30, 2025, is $1,567,000.

Total loan payable to the founder and CEO as of December 31, 2024, is $1,617,000.

During the nine months ended September 30, 2025, the Company recorded $60,472 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $44,482. As of September 30, 2025, total interest payable is $349,028.

During the nine months ended September 30, 2024, the Company recorded $60,693 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $43,216.

As of September 30, 2025, total interest payable is $3,495,197.

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

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock. During the nine months ended September 30, 2025, the Company sold 24,316,741 shares of common stock for total cash proceeds of $1,925,702, and paid stock offering costs of $10,000 and accrued an additional $15,000, which was netted from the total cash proceeds.

None issued for the nine months ended September 30, 2024.

(B) Common Stock Issued for Services

Shares issued for services as mentioned below were valued at the closing price of the stock on the date of grant.

On July 9, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered having a fair value of $434,600, based upon the quoted closing price ($0.09/share).

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered having a fair value of $400,000, based upon the quoted closing price ($0.08/share).

None issued for the nine months ended September 30, 2024.

(C) Common Stock Warrants and Options

On March 14, 2025, the Company issued 2,157,710 shares of Common stock in connection with the cashless exercise of 2,181,518 warrants.

On July 1, 2025, the Company issued 316,636 shares of Common stock in connection with the cashless exercise of 318,482 warrants.

During the nine months ending September 30, 2025 the Company had 3,625,000 warrants issued to consultants expire. The Company recorded $458,020 as an offset to an expense and additional paid in capital for options expired. The net effect on equity was $0

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019. The Company recorded $118,874 as an offset to an expense and additional paid in capital for options cancelled. The net effect on equity was $0.

On July 10, 2025, the Company issued a 5-year option to purchase 250,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $17,130, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options will be exercisable on July 10, 2025. During the nine months ended September 30, 2025, the Company recorded $ 17,130 as an expense for options issued.

Expected dividends	0%
Expected volatility	122.80%
Expected term	5 years
Risk free interest rate	3.93%
Expected forfeitures	0%

On July 10, 2025, the Company issued a 5-year option to purchase 250,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $17,130, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options will be exercisable on July 10, 2025. During the nine months ended September 30, 2025, the Company recorded $ 17,130 as an expense for options issued.

Expected dividends	0%
Expected volatility	122.80%
Expected term	5 years
Risk free interest rate	3.93%
Expected forfeitures	0%

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

During the nine months ended September 30, 2025, the Company recorded $58,190 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.30%
Expected term	5.5 years
Risk free interest rate	4.03%
Expected forfeitures	0%

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2025, the Company recorded $ 12,591 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2025, the Company recorded $20,443 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2025, the Company recorded $20,443 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the nine months ended September 30, 2025, the Company recorded $20,443 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the nine months ended September 30, 2025, the Company recorded $1,629 as an expense for options issued.

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

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the nine months ended September 30, 2025, the Company recorded $24,300 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the nine months ended September 30, 2025, the Company recorded $16,200 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of September 30, 2025 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	81,035,714	$0.0895	4.32	$1,989,500
Exercisable – December 31, 2024	81,035,714	$0.10	4.32	$1,989,500
Granted	6,500,000	$0.089	–	–
Exercised	(2,500,000)	$0.001	–	–
Cancelled/Forfeited	(3,625,000)	$-	–	–
Outstanding – September 30, 2025	81,410,714	$0.098	4.09	$1,739,000
Exercisable – September 30, 2025	81,410,714	$0.098	4.09	$1,739,000

As of September 30, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	6,000,000	0.66	$534,000
$0.04	2,300,000	1.00	$115,000
$0.2299	2,000,000	0.85	$–
$0.16	3,125,000	0.20	$–
$0.25	8,000,000	0.48	$–
$0.12	12,500,000	1.29	$–
$0.14	4,285,714	1.29	$–
$0.04	4,000,000	7.21	$200,000
$0.04	6,000,000	7.21	$300,000
$0.04	10,000,000	7.21	$500,000
$0.0825	5,000,000	7.03	$38,750
$0.0825	5,000,000	7.86	$38,750
$0.08	150,000	5.01	$1,500
$0.08	500,000	5.00	$5,000
$0.1024	2,000,000	5.86	$–
$0.1024	2,000,000	5.86	$–
$0.1024	2,000,000	5.86	$–
$0.1024	50,000	5.86	$–
$0.0890	6,000,000	6.51	$6,000
$0.0910	250,000	4.75	$-
$0.0910	250,000	4.75	$-
	81,410,714		$1,739,000

As of December 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$756,500
$0.04	2,300,000	2.00	$115,000
$0.056	1,000,000	0.77	$34,000
$0.2299	4,125,000	1.34	$–
$0.16	3,125,000	1.20	$–
$0.25	8,000,000	1.48	$–
$0.1160	500,000	0.77	$–
$0.12	12,500,000	2.29	$–
$0.14	4,285,714	2.29	$–
$0.04	4,000,000	8.21	$200,000
$0.04	6,000,000	8.21	$300,000
$0.04	10,000,000	8.21	$500,000
$0.0825	5,000,000	8.03	$38,750
$0.0825	5,000,000	8.87	$38,750
$0.08	150,000	6.01	$1,500
$0.08	500,000	6.01	$5,000
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	50,000	6.86	$–
	81,035,714		$1,989,500

Options activity as of December 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	26,981,000	$0.114	16.10	$–
Exercisable – December 31, 2024	26,981,000	$0.114	16.10	$–
Granted	–	$–	–	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – September 30, 2025	26,981,000	$0.114	15.35	$–
Exercisable – September 30, 2025	26,981,000	$0.114	15.35	$–

For the nine months ended September 30, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	15.35

For the year ended December 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,981,000	16.10

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. As of September 30, 2025, and December 31, 2024, the accrued salary balance is $4,205,136 and $3,951,133, respectively (See Note 9).

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

As of September 30, 2025, and December 31, 2024, the Company owes $1,607 and $5,356, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of September 30, 2025, and December 31, 2024, the accrued salary balance is $533 and $1,775, respectively.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of September 30, 2025, and December 31, 2024, the outstanding balance is $65,292. For the nine months ended September 30, 2025, the Company recorded $1,467 in interest expensed and related accrued interest payable.

(B) Operating Lease Agreements

Since September of 2015, we rent office space at 2723 South State Street, Suite 150, Ann Arbor, Michigan 48104, which is our principal place of business. We pay an annual rent of $2,508 for conference facilities, mail, fax, and reception services located at our principal place of business.

On September 20, 2024, the Company signed a nine-year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024 and ends on December 31, 2030. We pay an annual rent as follows:

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

On July 1, 2021, the Company signed a five year property lease in Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019, and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021, and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022, through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through September 30, 2025. From October 1, 2023, through December 31, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through September 30, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”. On October 1, 2025, the Company extended the terms of the lease through September 30, 2028. The Company recorded ROU asset of $140,038 and lease liability of $140,038 in accordance with the adoption of the new guidance.

We pay annual rent as follows:

Lease Term		Annual Rent
10/01/2025	09/30/2026	$50,008
10/1/2026	09/30/2027	$52,808
10/01/2027	09/30/2028	$55,608

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of September 30, 2025	As of December 31, 2024

Accounts payable - related party	$301,627	$296,154
Accrued expenses - related party	4,207,275	3,958,264
Accrued interest - related party	3,495,197	3,128,768
Total accounts payable and accrued expenses - related party	$8,004,099	$7,383,186

Between June 6, 2016, and December 1, 2020, the Company received a total of $1,657,000 in loans from its founder and CEO. Pursuant to the terms of the loan, the advance bears an interest at 3%, is unsecured, and due on demand.

On August 26, 2025, the Company repaid $50,000 of the outstanding loan to its founder and CEO.

On January 26, 2022, the Company repaid $40,000 of the outstanding loan to its founder and CEO.

Total loan payable to principal stockholder for as of September 30, 2025, is $1,567,000.

Total loan payable to this principal stockholder as of December 31, 2024, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the nine months ended September 30, 2025, the Company recorded $60,472 as an in-kind contribution of interest related to the loan.

During the nine months ended September 30, 2024, the Company recorded $60,693 as an in-kind contribution of interest related to the loan.

As of September 30, 2025, the Company recorded accrued interest payable of $29,287.

As of September 30, 2024, the Company recorded accrued interest payable of $43,216.

As of September 30, 2025, total interest payable is $3,495,197.

As of December 31, 2024, total interest payable is $3,128,768.

As of September 30, 2025, and December 31, 2024, there was $301,627 and $296,154, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of September 30, 2025, and December 31, 2024, there was $4,207,275 and $3,958,264, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of September 30, 2025, and December 31, 2024, there was $3,495,197 and $3,128,768, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of September 30, 2025, and December 31, 2024, the Company owed $8,004,099 and $7,383,186, respectively to its related parties in accrued salaries and accrued interest.

As of September 30, 2025, and December 31, 2024, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

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

The following table presents information about the segment’s loss for the three months ended September 30, 2025:

Revenue	$-

Less:
Employee expense	305,108
Occupancy expense	15,833
Research and development expense	30,034
Professional services expense	18,532
Warrants issued for services expense	936,639
Depreciation and amortization expense	5,991
Interest Expense	144,255
Office expense	8,982
Other segment expense (a)	112,770
Other income	(99,546)
Unrealized investment on gold	30,968
Segment net loss	1,509,566

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$1,509,566

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

The following table presents information about the segment’s loss for the nine months ended September 30, 2025:

Revenue	$-

Less:
Employee expense	1,015,073
Occupancy expense	49,502
Research and development expense	145,053
Professional services expense	150,893
Warrants issued for services expense	1,043,102
Depreciation and amortization expense	17,511
Interest Expense	426,589
Office expense	29,553
Other segment expense (a)	201,446
Other income	(166,481)
Unrealized investment on gold	(76,509)
Segment net loss	2,835,732

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$2,835,732

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of September 30, 2025, total segment assets amounted to $2,356,596.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 12, 2025 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On October 3, 2025, the Company issued 433,000 shares of Common Stock in exchange for $37,062.64 per the terms of the SEPA.

On October 9, 2025, the Company issued 1,000,000 shares of Common Stock in exchange for $90,900 per the terms of the SEPA.

On October 15, 2025, the Company issued 500,000 shares of Common Stock in exchange for $43,039.48 per the terms of the SEPA.

On October 21, 2025, the Company issued 466,667 shares of Common Stock in exchange for $40,460.03 per the terms of the SEPA.

On October 27, 2025, the Company issued 500,000 shares of Common Stock in exchange for $42,797.50 per the terms of the SEPA.

On October 31, 2025, the Company issued 366,560 shares of Common Stock in exchange for $30,470.30 per the terms of the SEPA.

On November 6, 2025, the Company issued 700,000 shares of Common Stock in exchange for $57,855 per the terms of the SEPA.

On November 11, 2025, the Company issued 641,126 shares of Common Stock in exchange for $53,814.90 per the terms of the SEPA.

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

During the nine months ended September 30, 2025, the Company sold 24,316,741 shares of Common Stock in exchange for $1,925,702.

Three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended			% Change
	September 30,			Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,199,955	205,298	994,657	484.49%
Professional Fees	38,533	15,922	22,611	142.01%
Officer’s Salary	186,157	177,609	8,548	4.81%
Research and Development	9,243	24,968	(15,725)	-62.98%
Total operating expenses	1,433,888	423,797	1,010,091	238.34%
Loss from operations	(1,433,888)	(423,797)	(1,010,091)	238.34%
Interest expense	(144,255)	(132,890)	(11,365)	8.55%
Net change in unrealized appreciation on investment in gold bullion	(30,968)	78,420	(109,388)	-139.49%
Gain on asset impairment	-	30,084	(30,084)	-100.00%
Gain on sale of gold	98,427	-	98,427	100.00%
Interest income	1,118	14,983	(13,865)	-92.54%
Net Loss	$(1,509,566)	$(433,200)	(1,076,366)	248.47%

Our revenue, operating expenses, and net loss from operations for the three month period ended September 30, 2025, as compared to the three month period ended September 30, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended September 30, 2025, we realized $0 of revenues from our business. During the three months ended September 30, 2024, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2025, and 2023 was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended September 30, 2025, were $0, as compared to $0 for the three months ended September 30, 2024, a change of $0 or 0%.

Gross Profit: During the three months ended September 30, 2025, we realized a gross profit of $0, as compared to $0 for the three months ended September 30, 2024, a change of $0 or 0%.

Research and development expenses: During the three months ended September 30, 2025, we incurred $9,243 of research and development expenses. During the three months ended September 30, 2024, we incurred $24,968 of research and development expenses. This was a decrease of $15,725 or 62.98% in 2025 compared with the same period in 2024. This decrease was due to a decrease in research spending.

Professional Fees: During the three months ended September 30, 2025, we incurred $38,533 of professional expenses, which increased by $22,611 or 142.01% from $15,922 for the three months ended September 30, 2024. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended September 30, 2025, officers’ salary expenses increased to $186,157 or 4.81% from $177,609 for the three months ended September 30, 2024. This change was primarily due to a 6.0% annual increase for the Company’s CEO.

General and Administrative Expense: General and administrative expenses increased by $994,657 or 484.49% to $1,199,955 for the three months ended September 30, 2025, from $205,298 for the three months ended September 30, 2024. Our general and administrative expenses for the three months ended September 30, 2025, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $960,183, travel of $18,684, and office salary of $83,444, and consulting of $137,644 for a total of $1,199,955.

Our general and administrative expenses for the three months ended September 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $83,241, travel of $10,640, office salary of $97,252 and consulting of $14,165 for a total of $205,298.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $109,388 to $30,968 for the three month period ended September 30, 2025, from appreciation of $78,420 for the three month period ended September 30, 2024. The decrease was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $11,365 to $144,255 for the three month period ended September 30, 2025, from $132,890 for the three month period ended September 30, 2024. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset decreased by $30,084 to $0 for the three month period ended September 30, 2025 from $30,084 for the three month period ended September 30, 2024. This decrease was due to the Company’s negotiations to terminate its ROU lease arrangement.

Gain from sale of investment in gold: Gain from sale of investment in gold increased by $98,427 to $98,427 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2025. This increase was due to the Company’s partial sale of its investment in gold.

Net Loss: Net loss increased by $1,076,366, or 248.47%, to a net loss of $1,509,566 for the three month period ended September 30, 2025 from a net loss of $433,200 for the three month period ending September 30, 2024. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees, officers’ salary, and offset by a decrease in research and development fees.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended			% Change
	September 30,			Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,852,841	1,467,411	385,430	26.27%
Professional Fees	145,193	221,302	(76,109)	-34.39%
Officer’s Salary	557,084	566,115	(9,031)	-1.60%
Research and Development	97,007	103,817	(6,810)	-6.56%
Total operating expenses	2,652,125	2,358,645	293,480	12.44%
Loss from operations	(2,652,125)	(2,358,645)	(293,480)	12.44%
Interest expense	(426,589)	(393,713)	(32,876)	8.35%
Net change in unrealized appreciation on investment in gold bullion	76,509	142,609	(66,100)	-46.35%
Gain on sale of gold	160,896	-	160,896	100.00%
Interest income	5,577	62,485	(56,908)	-91.07%
Net Loss	$(2,835,732)	$(2,547,264)	(288,468)	11.32%

Our revenue, operating expenses, and net loss from operations for the nine month period ended September 30, 2025, as compared to the nine month period ended September 30, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the nine months ended September 30, 2025, we realized $0 of revenues from our business. During the nine months ended September 30, 2024, we realized $0 of revenues from our business. The change in revenues between the quarter ended September 30, 2025, and 2024 was $0 or 0%.

Cost of Revenues: Costs of revenues for the nine months ended September 30, 2025, were $0, as compared to $0 for the nine months ended September 30, 2024, a change of $0 or 0%.

Gross Profit: During the nine months ended September 30, 2025, we realized a gross profit of $0, as compared to $0 for the nine months ended September 30, 2024, a change of $0 or 0%.

Research and development expenses: During the nine months ended September 30, 2025, we incurred $97,007 of research and development expenses. During the nine months ended September 30, 2024, we incurred $103,817 of research and development expenses. This was a decrease of $6,810 or 6.56% in 2025 compared with the same period in 2024. This decrease was due to a decrease in research spending.

Professional Fees: During the nine months ended September 30, 2025, we incurred $145,193 of professional expenses, which decreased by $76,109 or 34.39% from $221,302 for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in professional fees and in investor relations services.

Officers Salary: During the nine months ended September 30, 2025, officers’ salary expenses decreased to $557,084 or 1.60% from $566,115 for the nine months ended September 30, 2024. This change was primarily due to a 6.0% annual increase for the Company’s CEO and offset by a bonus paid to the Company’s COO for the nine months ended September 30, 2025.

General and Administrative Expense: General and administrative expenses increased by $385,430 or 26.27% to $1,852,841 for the nine months ended September 30, 2025, from $1,467,411 for the nine months ended September 30, 2024. Our general and administrative expenses for the nine months ended September 30, 2025, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $1,278,606, travel of $45,005, office salary of $341,586 and consulting expense of $187,644 for a total of $1,852,841.

Our general and administrative expenses for the nine months ended September 30, 2024 consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $962,770, travel of $51,347, office salary of $335,930 and consulting expense of $117,364 for a total of $1,467,411.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $66,100 to $76,509 for the nine month period ended September 30, 2025, from appreciation of $142,609 for the nine month period ended September 30, 2024. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $32,876 to $429,589 for the nine month period ended September 30, 2025, from $393,713 for the nine month period ended September 30, 2024. The increase was primarily due to interest on certain Company loans.

Impairment of Right of Use Asset: Impairment of right of use asset decreased by $30,084 to $0 for the nine-month period ended September 30, 2025 from $30,084 for the nine month period ended September 30, 2024. This decrease was due to the Company’s negotiations to terminate its ROU lease arrangement.

Gain from sale of investment in gold: Gain from sale of investment in gold increased by $160,896 to $160,896 for the nine months ended September 30, 2025 from $0 for the nine months ended September 30, 2025. This increase was due to the Company’s partial sale of its investment in gold.

Net Loss: Net loss increased by $288,468, or 11.32%, to a net loss of $2,835,732 for the nine month period ended September 30, 2025 from a net loss of $2,547,264 for the nine month period ending September 30, 2024. This increase in net loss was primarily attributable to increases in general and administrative expenses, , and offset by a decrease in officers’ salary, research and development and professional fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $2,835,732 during the nine months ended September 30, 2025, and losses are expected to continue in the near term. The accumulated deficit is $55,921,451 at September 30, 2025. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At September 30, 2025, we had $1,565,692 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2025, as compared to December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents	$1,565,692	$673,264
Inventory	$29,067	$6,884
Prepaid expenses	$45,162	$60,137
Deposits	$-	$-
Total current assets	$1,639,921	$740,285
Total assets	$2,356,596	$1,505,333
Total current liabilities	$10,184,705	$9,614,428
Total liabilities	$10,312,673	$9,654,954

At September 30, 2025, we had a working capital deficit of $8,544,784, compared to a working capital deficit of $8,874,143 at December 31, 2024. Current liabilities increased to $10,184,705 at September 30, 2025, from $9,614,428 at December 31, 2024, primarily as a result of accounts payable – related party.

For the nine months ended September 30, 2025, net cash used in operations of $1,339,483 was the result of a net loss of $2,835,732 offset by depreciation expense of $17,511, net change in unrealized depreciation in gold bullions of $76,509, gain on sale of gold bullions of $160,896, stock issued for services of $834,600, warrants issuance of $195,911, options issued for services of $12,591, imputed interest on related party loans of $60,472, a decrease in prepaid expenses of $14,975, an increase in inventory of $22,183, a decrease in operating lease right of use of $42,096, an increase of accrued expenses and other payables-related party of $620,913, decrease in accounts payable of $24,750 and a decrease in operating lease liabilities of $43,482.

For the nine months ended September 30, 2024, net cash used in operations of $1,326,563 was the result of a net loss of $2,547,264 offset by depreciation expense of $20,107, net change in unrealized appreciation in gold bullions of $142,610, warrants issuance of $816,718, imputed interest on related party loans of $60,693, an increase in prepaid expenses of $29,984, an increase in operating lease right of use of $36,631, an increase of accrued expenses and other payables-related party of $521,912, decrease in accounts payable of $27,188 and a decrease in operating lease liabilities of $35,580.

Net cash used in our investing activities were $366,209 and $0 for the nine months ended September 30, 2025, and September 30, 2024, respectively. During the nine months ended September 30, 205, the Company had net proceeds from the sale investment in gold of $369,992 and purchase of fixed assets of $3,783.

Our financing activities resulted in a cash inflow of $1,865,702 for the nine months ended September 30, 2025, which is represented by $1,925,702 proceeds from the sale of stock, $10,000 payment in debt offering costs and $50,000 repayment to note payable – related party.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

The Company has evaluated ASU 2025-05 and does not expect the standard to have a material impact on its financial condition, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended September 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 9, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered, having a fair value of $400,000 ($0.08/share), based upon the quoted closing trading price on July 9, 2025.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered, having a fair value of $434,600 ($0.09/share), based upon the quoted closing trading price on July 8, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the nine months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: November 12, 2025	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

