Form 10-K
period 2025-12-31
Kraig Biocraft Laboratories, Inc.
filed 2026-03-30
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $88,944,728. The aggregate market value was computed by reference to the last sale price ($0.0845 price per share) of such common equity as of that date.

As of March 30, 2026, the registrant had 1,099,791,733 shares of common stock issued and outstanding.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Kraig Biocraft Laboratories, Inc., a Wyoming corporation, is a corporation organized to develop high strength fibers using recombinant DNA technology for commercial applications including technical textiles. We use genetically engineered silkworms that produce spider silk proteins to create our recombinant spider silk. Applications include performance apparel, workwear, filtration, luxury fashion, flexible composites, medical implants, cosmetics and more. We believe that we are the world’s leading company in the research, development, and production of commercially scalable and cost-effective recombinant spider silk fiber. Our primary proprietary fiber technology utilizes natural and engineered variants of spider silk produced in domesticated mulberry silkworms. Our business brings twenty-first century biotechnology to the historical silk industry. We are introducing materials with innovative properties into an established commercial ecosystem of silkworm rearing, silk spinning, weaving, and manufacture of garments and other products.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2025 includes an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2025 raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

In 2024 we made substantial progress in improving robustness of our silk rearing operatoins. We are accelerating our hybridization and breeding program to further increase production robustness and cocoon size.

On January 24, 2024, we signed a memorandum of understand with the Vietnam Sericulture Association (VSA) and the Lam Dong Agro-Forestry Research & Experiment Center (LAREC) to enhance sericulture in Vietnam through the expanded application of the Company’s spider silk silkworm technology.

On January 14, 2025, the Company was granted a new Investment Registration Certificate and an Enterprise Registration Certificate for its production operations in Vietnam. This registration formed a new entity, Prodigy Silk Co. Ltd, which is a wholly owned subsidiary of Kraig Biocraft Laboratories. Prodigy Silk effectively replaces Prodigy Textiles, which operated in a different province.

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

The Company paid the Investor a structuring fee in an amount of $25,000. Additionally, the Company paid a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”) consisting of such number of Common Shares that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Common Shares during the 3 Trading Days immediately prior to the Effective Date (the “Commitment Shares”). The Commitment Shares are are included on the initial Registration Statement.

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

The Product

Our products exploit the unique characteristics of spider silk and variants thereof. Such fibers possess unique mechanical properties in terms of strength, resilience, and flexibility.

Products our competitors are developing utilize unique characteristics from other living systems including other species of spiders and non-spider species and artificial constructs of the Company’s creation. Such fibers possess unique mechanical properties in terms of strength, resilience, flexibility among others. Through the use of genetic engineering, we believe that we have produced a variety of unique transgenic silkworm strains that produce recombinant spider silk. Our recombinant spider silk fiber incorporates the silk proteins found in spider silk with the native silkworm silk proteins. This combination of native silkworm proteins combined with spider silk protein structures results in a new and unique recombinant silk fiber.

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

We use our genetic engineering technology to create proprietary recombinant silk polymers. This work began in collaboration with the University of Notre Dame. In October of 2017, with the support of funding from the U.S. Army, we transitioned our research operations out of Notre Dame and into our own research and development headquarters.

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

The Company, originally through our subsidiary Prodigy Textiles and currently through our subsidiary Prodigy Silk, is engaged in the production of our specialized silkworms to produce recombinant spider silk cocoons. These cocoons are then reeled to our specifications to form the final spider silk threads.

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

1https://www.grandviewresearch.com/industry-analysis/technical-textiles-market#:~:text=Report%20Overview,4.5%25%20from%202020%20to%202027

Research and Development

During the fiscal years ended December 31, 2025 and 2024, we have spent approximately 13,769 and 22,206 hours, respectively, on research and development activities, which consisted primarily of laboratory research on genetic engineering by our in-house research operations. R&D was streamlined and refocused in 2025 resulting in a significant increase in throughput and efficacy.

We have initiated production of our recombinant materials. Additionally, we are accelerating both our microbiology and selective breeding programs.

Our R&D is focused on creating new materials through molecular biology and genetic engineering. One of the main focuses of our work is utilizing the domestic silkworm to create brand-new fibers and materials. We are advancing this work very quickly, creating many new transgenics in the fourth quarter of 2025 and accelerating that work into 2026. We believe these new transgenics could have potentially significant impacts on the apparel and technical textiles markets.

A key aspect of our research program is designed to increase the robustness of our silkworms within the production environment. Working with our contractors we have identified robustness and acclimation of our silkworm lines to the local climate as one of our most significant challenges. In 2025 we made substantial progress in improving robustness. We are accelerating our hybridization and breeding program to further increase production robustness and cocoon size.

Our Intellectual Property Approach

Our intellectual property strategy utilizes a blended approach of licensed technologies and in-house developments. As part of our intellectual property portfolio, we have licensed the exclusive right to use certain patented gene-splicing technologies for use in silkworm.

Under our collaboration agreement with the University of Notre Dame, we exercised our right to exclusive commercial use for spider silk technologies developed under that agreement. We are applying this proprietary genetic engineering technology to domesticated silkworms, which we believe is the best path to economical, commercial scale production of spider silk.

To expand on this work, in 2017, we opened a research and development facility. Since opening this new facility, we have expanded our intellectual property portfolio with multiple additional provisional and utility patent filings based on new discoveries and inventions. We will continue to utilize our in-house research capabilities to expand and strengthen its patent portfolio while also maintaining and growing our trade secrets relating to genetic advancement and spider silk. We are actively working to develop new approaches to the development of genetically engineering silkworms, underlying construction techniques, and fundamental genetic sequences for improved material performance.

License Agreements/Intellectual Property

We have obtained certain rights to use a number of university created, and patented gene splicing and spider silk protein technologies.

As part of the joint development program with the University of Notre Dame and the Notre Dame Agreements, Kraig Labs negotiated an option for exclusive global commercial rights to technologies jointly developed with Notre Dame. Kraig Labs has exercised that option. As of the date of this filing, nine patents relating to the jointly developed technologies have been issued, including, Vietnam, South Korea, Australia, Canada, France, and Germany. These jurisdictions are a mix of silk producing and consuming countries. We believe protecting our technologies in these countries will be beneficial to our future operations.

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

Table of Patent Applications and Status

Title	Country	Application No.	Filing Date	Patent No.	Patent Date	Status
Chimeric Spider Silk Polypeptides and Fibers Uses Thereof	United States of America	14/754916	30-Jun-2015			Under Exam
Transgenic Silkworms Capable of Producing Chimeric Spider Silk Polypeptides and Fibers	United States of America	14/754946	30-Jun-2015			Under Exam
A Nucleic Acid Encoding a Chimeric Spider Silk Polypeptide, Chimeric Spider Silk Polypeptide, Composite Fiber Comprising the Chimeric Spider Silk Polypeptide and Method of Preparing a Transgenic Silkworm	Vietnam	1-2013-01306	25-Apr-2013	26612	03-Nov-2020	Granted
Method of Preparing a Transgenic Silkworm, Transgenic Silkworm, Manufacturing Method for the Production of Chimeric Spider Silk Composite Fiber and Genetic Construct	Vietnam	1-2020-05354	17-Sep-2020	55836	20-Jan-2026	Granted
Chimeric Spider Silk and Uses thereof	Australia	2011314072	26-Apr-2013	2011314072	13-Jul-2017	Granted
Chimeric Spider Silk and Uses thereof	Canada	2812791	28-Sep-2011	2812791	14-Jul-2020	Granted
Chimeric Spider Silk and Uses thereof	China (People’s Republic)	201180057127.1	28-May-2013			Pending
Chimeric Spider Silk and Uses thereof	European Patent Convention	11833071.1	26-Apr-2013	2621957	02-Jun-2021	EP Granted
Chimeric Spider Silk and Uses thereof	Germany	11833071.1	26-Apr-2013	602011071095.8	02-Jun-2021	Granted
Chimeric Spider Silk and Uses thereof	France	11833071.1	26-Apr-2013	2621957	02-Jun-2021	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2017-7005086	22-Feb-2017	10-1926286	30-Nov-2018	Granted
Chimeric Spider Silk and Uses thereof	Korea, Republic of	10-2018-7034773	30-Nov-2018	10-2063002	30-Dec-2019	Granted

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

Governmental Regulations

We are subject to U.S. federal, state, and local laws and regulations, as well as Vietnam central, provincial, and district laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of our products, the environment, distribution of products, the production of products, and our molecular biology-based technologies. We believe that we are in material compliance with all such applicable laws and regulations, although no assurance can be provided that this will remain true in the future or that interpretation of laws and regulations will remain a constant. Laws and particularly their interpretations and enforcement can and do change. Social and political trends shift in ways that we cannot predict, and which could become less favorable to our technolog With regards to areas where law is vague, lacking, or could be subject to interpretation we endeavor to conform to industry norms.

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

ITEM 1A. RISK FACTORS.

As the Company is a smaller reporting company, this item is not applicable; however, we encourage you to review the risk factors included in our other publicly filed reports.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Although we implement systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

As of the date of this Annual Report, we are not aware of any risks from specific cybersecurity threats that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive office is located at 2723 South State St., Suite 150, Ann Arbor, Michigan. We pay an annual rent of $3,048 for conference facilities, mail, fax, and reception services located at this location.

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

On July 1, 2021, the Company signed a 5-year property lease in the Socialist Republic of Vietnam which consists of 30,000 square meters of property and 6,000 square meter of buildings, which it leases at a rate of approximately $8,645 per year for each of the five years. In 2025 the Company ended this lease.

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

On September 20, 2024, the Company signed a six-year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. We pay an annual rent of approximately $7,200 for year one and two of the lease, $7,920 for year three, and $8,712 for years four through six.

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

As of March 27, 2026, the last reported sale price of our Common Stock on the OTCQB was $0.1192 per share.

Holders

As of March 28, 2026, in accordance with our transfer agent records, we had 33 record holders of our Class A common stock and 0 holders of our Class B common stock; there is 1 holder of Series A Preferred Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

On October 22, 2025, the Company issued 2,000,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.09.

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

The following section reflects management’s views on the financial condition as of December 31, 2025, and 2024, and the results of operations and cash flows for the fiscal years ended December 31, 2025 and 2024. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained elsewhere in this report.

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

The Report of Independent Registered Public Accounting Firm to our financial statements as of December 31, 2024, and as of December 31, 2025, include an explanatory paragraph stating that our net loss from operations and net capital deficiency at December 31, 2025, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate and expand commercial scale production of our recombinant spider silk.

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to create a line of recombinant spider silk fashion wear either under our own brand name or in partnership with existing commercial entities.

●	We plan to continue the expansion of our overseas production operations, including working with local contractors or cooperatives and the hiring of additional direct staff, as needed.

●	We plan to accelerate our microbiology research and development to create more advanced materials. We plan to develop more advanced spider silk and non-spider silk-based fibers for select target markets.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We plan to increase the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile, and other industries.

●	We plan to actively pursue additional collaborative commercialization, marketing, and manufacturing opportunities with companies in the textile and material sectors for the fibers we developed and for any new polymers that we create in 2026 and going forward.

●	We plan to actively pursue an uplist to a national exchange if such an opportunity presents itself.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our research and development efforts. We cannot guarantee that the research and development efforts described in this filing will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources, risks inherent in the research and development process, risks inherent in working with living organisms, political and legal risks associated with transgenics, and possible rejection of our products in development.

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

The Company shall pay the Investor a structuring fee in an amount of $25,000, of which $10,000 has been paid, and $15,000 shall be paid on the earlier of (a) the Closing of the first Advance, or (b) the termination of the SEPA. The Company paid the remaining balance of $15,000 structuring fee on January 21, 2025. Additionally, within three days of signing the SEPA (the “Effective Date”), the Company shall pay a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”) consisting of such number of Common Shares that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Common Shares during the 3 Trading Days immediately prior to the Effective Date (the “Commitment Shares”). The Commitment Shares issuable hereunder shall be included on the initial Registration Statement.

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

Results of Operations for the Years ended December 31, 2024, and 2025

Our revenue, operating expenses, and net loss from operations for the years ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows – some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

	Years Ended			% Change
	December 31,			Increase
	2025	2024	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	1,958,768	1,747,585	211,183	12.08%
Professional Fees	379,218	290,313	88,905	30.62%
Officer’s Salary	871,049	872,289	(1,240)	-0.14%
Research and Development	165,758	164,374	1,384	0.84%
Total operating expenses	3,374,793	3,074,561	300,232	9.77%
Loss from operations	(3,374,793)	(3,074,561)	(300,232)	9.77%
Interest expense	(570,709)	(529,603)	(41,106)	7.76%
Net change in unrealized appreciation on investment in gold bullion	110,198	133,829	(23,631)	-17.66%
Gain on sale of gold	200,433	-	200,433	100.00%
Interest income	11,518	71,396	(59,878)	-83.87%
Net Loss	$(3,623,353)	$(3,398,939)	(224,414)	6.60%

Net Revenues: During the year ended December 31, 2025, we realized $0 of revenues from our business. During the year ended December 31, 2024, we realized $0 of revenues from our business. Accordingly, there was no change in revenues between the years ended December 31, 2025 and 2024.

Research and development expenses: During the year ended December 31, 2025, we incurred $165,758 of research and development expenses, an increase of $164,374 or 0.84% compared with the same period in 2024. The increase was due to the timing of research related activity and costs by insources the Company’s research operations.

Professional Fees: During year ended December 31, 2025, we incurred $379,218 professional expenses, which increased by $88,905 or 30.62% from $290,313 for year ended December 31, 2024. The increase in professional fees expense was attributable to increased expenses related to investor relations and legal services during year ended December 31, 2025.

Officers Salary: During year ended December 31, 2025, officers’ salary expenses decreased to $871,049 or 0.14% compared to $872,289 for year ended December 31, 2024. The decrease is due an increase in officer’s to contractual terms of employment with a slight offset in COO and Directors salary. In order to conserve Company resources, the CEO agreed to accrue and not collect a majority of his salary for 2025.

General and Administrative Expense: General and administrative expenses increased by $211,183 or 12.08% to $1,958,768 for year ended December 31, 2025, from $1,747,585 for year ended December 31, 2024. Our general and administrative expenses for year ended December 31, 2025, consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,436,418, Travel of $55,339, office salary of $422,033, and consulting of $44,978 for a total of $1,958,768. Our general and administrative expenses for year ended December 31, 2024 consisted of other general and administrative expenses (which includes expenses such as Auto, Business Development, SEC Filing, Investor Relations, General Office, warrant Compensation) of $1,052,808, Travel of $65,631, office salary of $467,931, and consulting of $161,215 for a total of $1,747,585.

Interest Expense: Interest expense increased to $570,709, or 7.76% for the year ended December 31, 2025, compared to $529,603 for the year ended December 31, 2024. The increase was primarily due to interest on the related party loans and accounts payable and accrued expenses to the related parties.

Net Change in Unrealized Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $23,631 to $110,198 for the year ended December 31, 2025, from $133,829 for the year ended December 31, 2024. The decrease was primarily due to a net change in unrealized depreciation on investment in gold bullion.

Net Loss: Net loss increased by $224,414, or 6.60%, to a net loss of $3,623,353 for the year ended December 31, 2025, from a net loss of $3,398,939 for the year ended December 31, 2024. This increase in net loss was driven primarily by an increase in warrant compensation, professional fees, research and development and slightly offset by a decrease in officer’s salary expense.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the financial statements, we incurred a net loss of $3,623,353 during the year ended December 31, 2025, and losses are expected to continue in the near term. The accumulated deficit is $56,709,072 at December 31, 2025. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Refer to Note 6 and Note 7 in the financial statements for our discussion of notes payable and shares issued, respectively. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At December 31, 2025, we had $1,790,236 of cash and cash equivalents on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2025, as compared to December 31, 2024, were as follows:

	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$1,790,236	$673,264
Inventory	$29,067	$6,884
Prepaid expenses	$49,338	$60,137
Total current assets	$1,868,641	$740,285
Total assets	$2,565,540	$1,505,333
Total current liabilities	$10,445,245	$9,614,428
Total liabilities	$10,564,498	$9,654,954

At December 31, 2025, we had a working capital deficit of $8,576,604, compared to a working capital deficit of $8,874,143 at December 31, 2024. Current liabilities increased to $10,564,498 at December 31, 2025, from $9,654,954 at December 31, 2024, primarily as a result of accounts payable.

For the year ended December 31, 2025, net cash used in operations of $1,788,970 was the result of a net loss of $3,623,353 offset by depreciation expense of $25,113, net change in unrealized appreciation in gold bullions of $110,198, gain on sale of gold bullions of $200,433, stock issued for services of $834,600, warrants issuance of $259,493, options issuance of $22,748, imputed interest on related party loans of $79,275, decrease in prepaid expenses of $10,799, increase in inventory of $22,183, and a decrease in operating lease right of use of $55,663, an increase of accrued expenses and other payables-related party of $947,747, increase in accounts payable of $11,891 and a decrease in operating lease liabilities of $56,350.

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

Net cash provided by our investing activities were $438,042 for the year ended December 31, 2025 and net cash used in our investing activities were $4,240 for the year ended December 31, 2024. During the year ended December 31, 2025, the Company had net proceeds from the sale of its investment in gold of $443,437 and purchase of fixed assets of $5,395. During the year ended December 31, 2024, the Company had purchase of fixed assets of $4,240.

Our financing activities resulted in a cash inflow of $2,467,900 for the year ended December 31, 2025, which is represented by $2,602,900 proceeds from the sale of stock, $10,000 payment in debt offering costs and $125,000 in principal repayment of debt to a related party.

Our financing activities resulted in a cash outflow of $35,244 for the year ended December 31, 2024, which is represented by $35,244 loan repayment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 2738)

PAGE	F-2	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2025, AND DECEMBER 31, 2024.

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2025, AND DECEMBER 31, 2024.

PAGES	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024.

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2025, AND DECEMBER 31, 2024.

PAGES	F-6	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kraig Biocraft Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kraig Biocraft Laboratories, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-years ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2013

The Woodlands, TX

March 30, 2026

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,790,236	$673,264
Inventory	29,067	6,884
Prepaid expenses	49,338	60,137
Total Current Assets	1,868,641	740,285

Property and Equipment, net	25,003	44,721
Investment in gold bullions (cost $241,120 and $450,216, respectively)	494,259	627,065
Operating lease right-of-use asset, net	170,463	86,088
Security deposit	7,174	7,174

Total Assets	$2,565,540	$1,505,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$505,111	$502,002
Note payable - related party	1,492,000	1,617,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	8,330,933	7,383,186
Operating lease liability, current	51,909	46,948
Total Current Liabilities	10,445,245	9,614,428

Long Term Liabilities
Operating lease liability, net of current	119,253	40,526
Total Liabilities	10,564,498	9,654,954

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 3 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,084,010,130 and 1,038,374,219 shares issued and outstanding, respectively	31,015,428	27,385,611
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,434,886	12,290,687
Accumulated Deficit	(56,709,072)	(53,085,719)

Total Stockholders’ Deficit	(7,998,958)	(8,149,621)

Total Liabilities and Stockholders’ Deficit	$2,565,540	$1,505,333

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2025	December 31, 2024

Revenue	$-	$-

Operating Expenses
General and Administrative	1,958,768	1,747,585
Professional Fees	379,218	290,313
Officer’s Salary	871,049	872,289
Research and Development	165,758	164,374
Total Operating Expenses	3,374,793	3,074,561

Loss from Operations	(3,374,793)	(3,074,561)

Other Income/(Expenses)
Net change in unrealized apreciation on investment in gold bullion	110,198	133,829
Interest expense	(570,709)	(529,603)
Gain on sale of gold	200,433	-
Interest income	11,518	71,396
Total Other Income/(Expenses)	(248,560)	(324,378)

Net (Loss) before Provision for Income Taxes	(3,623,353)	(3,398,939)

Provision for Income Taxes	-	-

Net (Loss)	$(3,623,353)	$(3,398,939)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,059,485,670	1,038,374,219

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC	Deficit	Total
Balance, December 31, 2023 (Audited)	2	5,217,800	1,038,374,219	27,385,611	#	-	-	1,122,311	22,000	11,354,213	(49,686,780)	(5,707,156)

Preferred share issued in connection with debt cancellation - related party	1	20,000	-	-		-	-	-	-	-	-	20,000

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	771,026	-	771,026

Warrants issued for services	-	-	-	-		-	-	-	-	80,179	-	80,179

Options issued for services	-	-	-	-		-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-		-	-	-	-	81,072	-	81,072

Net loss for the year ended December 31, 2024	-	-	-	-		-	-	-	-	-	(3,398,939)	(3,398,939)

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611		-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	88,260	-	88,260

Warrants issued for services	-	-	-	-		-	-	-	-	171,233	-	171,233

Options issued for services	-	-	-	-		-	-	-	-	22,748	-	22,748

Imputed interest - related party	-	-	-	-		-	-	-	-	79,275	-	79,275

Issuance of common stock for services	-	-	10,000,000	834,600		-	-	-	-	-	-	834,600

Issuance of common stock, net of stock offering costs	-	-	32,082,094	2,602,900		-	-	-	-	(25,000)	-	2,577,900

Issuance of common stock for commitment fee	-	-	1,081,471	100,000		-	-	-	-	(100,000)	-	-

Shares issued in connection with cashless warrants exercise	-	-	2,472,346	92,317		-	-	-	-	(92,317)	-	-

Net loss for the year ended December 31, 2025	-	-	-	-		-	-	-	-	-	(3,623,353)	(3,623,353)

Balance, December 31, 2025 (Audited)	3	$5,237,800	1,084,010,130	$31,015,428		-	$-	1,122,311	$22,000	$12,434,886	$(56,709,072)	(7,998,958)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(3,623,353)	$(3,398,939)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	25,113	26,159
Net change in unrealized appreciation and depreciation in gold bullions	(110,198)	(133,829)
Gain on sale of gold bullions	(200,433)	-
Stock issued for services	834,600	-
Imputed interest - related party	79,275	81,072
Fair value of options issued for services	22,748	4,197
Warrants issued/(cancelled) to consultants	259,493	851,205
Changes in operating assets and liabilities:
Decrease prepaid expenses	10,799	(45,236)
(Increase) in deposits	-	(3,656)
(Increase) in inventory	(22,183)	-
Decrease in operating lease right-of-use, net	55,663	49,209
Increase in accrued expenses and other payables - related party	947,747	818,538
Decrease in accounts payable	(11,891)	(39,635)
Decrease in operating lease liabilities, current	(56,350)	(48,172)
Net Cash Used In Operating Activities	(1,788,970)	(1,839,086)

Cah Flows from Investing Activities
Proceeds from sale of investment in gold	443,437	-
Purchase of fixed assets	(5,395)	(4,240)
Net Cash Provided by Investing Activities	438,042	(4,240)

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	2,602,900	-
Payment of debt offering costs	(10,000)	-
Principal payments on debt - related party	(125,000)	(35,244)
Net Cash Provided by Financing Activities	2,467,900	(35,244)

Net Change in Cash and Cash Equivalents	1,116,972	(1,878,570)

Cash and Cash Equivalents at Beginning of Year	673,264	2,551,834

Cash and Cash Equivalents at End of Year	$1,790,236	$673,264

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Adoption of lease standard ASC 842	$140,038	$30,084
Adoption of lease standard ASC 842		$39,489
Reduction of right of use asset and associated lease liability due to lease cancellation	$-	$30,084
Common shares issued in in connection with Standby Equity Purchase Agreement - Commitment Share fee	$100,000	$-
Shares issuable in connection with cashless warrant exercise	$92,317	$-
Preferred share issued in connection with debt cancellation - related party	$-	$20,000

Kraig Biocraft Laboratories, Inc.

Notes to Consolidated Financial Statements as of December 31, 2025 and 2024

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

On January 24, 2024, the Company signed a memorandum of understanding with the Vietnam Sericulture Association (“VSA”) and the Lam Dong Agro-Forestry Research & Experiment Center (“LAREC”) to enhance sericulture in Vietnam through the expanded application of the Company’s spider silk silkworm technology.

On January 14, 2025, the Company was granted a new Investment Registration Certificate and an Enterprise Registration Certificate for its production operations in Vietnam. This registration formed a new subsidiary, Prodigy Silk Co., Ltd.

On January 12, 2026, the Company dissolved Prodigy Textiles Co., Ltd, and transferred all of its production operations into Prodigy Silk Co., Ltd. Vietnamese Law required a new business name for the Company’s new Enterprise Registration Certificate issued in 2025.

Foreign Currency

The assets and liabilities of Prodigy Textiles, Co., Ltd. and Prodigy Silk Co., Ltd. (the Company’s Vietnamese subsidiaries) whose functional currencies are the Vietnamese Dong, are translated into US dollars at period-end exchange rates prior to consolidation. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the Company’s financial statements are reflected as a component of other comprehensive (loss) income. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and settlement date.

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

As of December 31, 2025, and December 31, 2024, the Company had $1,790,236 and $673,264, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For December 31, 2025, and December 31, 2024, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for December 31, 2025, and December 31, 2024 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	December 31, 2025	December 31, 2024

Stock Warrants (Exercise price - $0.001- $0.25/share)	72,285,714	81,035,714
Stock Options (Exercise price - $0.1150/Share)	34,981,000	26,981,000
Convertible Preferred Stock	3	3
Common Stock Payable	1,122,311	1,122,311
Total	108,389,028	109,139,028

Research and Development Costs

The Company expenses all research and development costs as incurred for which there is no alternative future use.

For the years ended December 31, 2025, and 2024, the Company had $165,758 and $164,374 respectively, in research and development costs.

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the years ended December 31, 2025, and 2024.

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

	2025	2024
Expected income tax (recovery) expense at the statutory rate of 21%	$(760,904)	$(713,777)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	235,230	180,605
Change in valuation allowance	525,674	533,172
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	Years Ended December,
	2025	2024
Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	6,401,803	5,876,129
Valuation allowance	(6,401,803)	(5,876,129)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2045.

The net change in the valuation allowance for the year ended December 31, 2025 and 2024 was an increase of $1,058,846 and $533,172, respectively.

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

The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. We believe our carrying value of level 1 instruments approximate their fair value at December 31, 2025, and 2024.

●	Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●	Level 3 - Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. We consider depleting assets, asset retirement obligations and net profit interest liability to be Level 3. We determine the fair value of Level 3 assets and liabilities utilizing various inputs, including NYMEX price quotations and contract terms.

The following are the major categories of assets measured at fair value on a recurring basis: as of December 31, 2025, and December 31, 2024, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at December 31, 2025, and December 31, 2024:

	December 31, 2025				December 31, 2024
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$494,259	$-	$-	$494,259	$627,065	$-	$-	$627,065
Money market fund	$1,408,399	$-	$-	$1,408,399	$607,881	$-	$-	$607,881
Total	$1,902,658	$-	$-	$1,902,658	$1,234,946	$-	$-	$1,234,946

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

For the years ended December 31, 2025 and 2024, the Company recognized an unrealized gain of $110,198 and $133,829, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the years ended December 31, 2025 and 2024:

Years Ended December 31, 2025 and 2024	Ounces	Cost	Fair Value

Balance December 31, 2023	239	$2,624	$493,236
Net change in unrealized gain	-		133,829
Balance December 31, 2024	239	$2,624	$627,065
Cost basis of gold bullions sold	(129)		(243,004)
Net change in unrealized gain	-		110,198
Balance December 31, 2025	110	$4,493	$494,259

During the year ended December 31, 2025, the Company sold 129 ounces of gold bullion that as been classified as an investment asset. The sale generated gross proceeds of $433,461. The carrying value of the gold at the date of sale was $233,028, resulting in a realized gain of $200,433, which has been recognized in other income.

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

For the years ended December 31, 2025, and 2024, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At December 31, 2025, and December 31, 2024, the Company had approximately $0 and $357,881, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of December 31, 2025 and 2024, the Company held $1,408,399 and $607,881, respectively, million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on December 31, 2025, and December 31, 2024, respectively.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $8,576,604 and stockholders’ deficiency of $7,998,958 and used $1,788,970 of cash in operations for the year ended December 31, 2025. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At December 31, 2025, and December 31, 2024, property and equipment, net, is as follows:

	December 31, 2025	December 31, 2024	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	138,332	134,550	5-10
Office Equipment	7,260	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(245,133)	(221,633)
Total Property and Equipment, net	$25,003	$44,721

Depreciation expense for the years ended December 31, 2025, and 2024, was $25,113 and $26,159, respectively.

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

On September 5, 2019, we signed a two year lease for a 5,000 square foot property in Lansing, MI that commenced on October 1, 2019 and ends on September 30, 2021, for its research and development headquarters. We pay an annual rent of $42,000 for year one of the lease and will pay $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021 and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022 through September 30, 2023, the Company will pay an annual rent of $44,800. The Company recorded ROU asset of $79,862 and lease liability of $79,862 in accordance with the adoption of the new guidance. On October 1, 2023, the Company extended the terms of the lease through December 31, 2025. From October 1, 2023, through December 31, 2024, the Company paid an annual rent of $44,800. From October 1, 2024, through December 31, 2025, the Company will pay an annual rent of $47,600. The Company recorded ROU asset of $85,022 and lease liability of $85,022 in accordance with the adoption of the new guidance. On October 1, 2025, the Company extended the terms of the lease through September 30, 2028. The Company recorded ROU asset of $140,038 and lease liability of $140,038 in accordance with the adoption of the new guidance.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024:

At December 31, 2025, and December 31, 2024, the Company had no financing leases as defined in ASC 842, “Leases.”

	December 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$170,463	$86,088

Liabilities

Operating lease liability	$171,162	$87,474

Weighted-average remaining lease term (years)	3.14	3.35

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$63,696	$66,394
Impairment of right of use asset	$-	30,084
Total operating lease costs	$63,696	$96,479

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$47,583	$54,144
Right-of-use asset obtained in exchange for new operating lease liability	$140,038	$30,084
Impairment of right of use asset	$-	$(30,084)
Net	$-	$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at December 31, 2025:

2026	$63,671
2027	61,368
2028	50,154
2029	8,712
2030 and beyond	11,616
Total lease payments	195,521
Less: amount representing interest	(24,359)
Total lease obligations	171,162

Less: current portion of operating lease liability	(51,909)
Long-term portion operating lease liability	$119,253

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

On December 16, 2025, the Company repaid $75,000 of the outstanding loan to its founder and CEO.

Total loan payable to the founder and CEO for as of December 31, 2025, is $1,492,000.

Total loan payable to the founder and CEO as of December 31, 2024, is $1,617,000.

During the years ended December 31, 2025, the Company recorded $79,275 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $59,026. As of December 31, 2025, total interest payable is $363,571.

During the year ended December 31, 2024, the Company recorded $81,072 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $57,832. As of December 31, 2024, total interest payable is $304,545.

As of December 31, 2025, total interest payable is $3,620,514.

As of December 31, 2024, total interest payable is $3,128,768.

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

1. $1,000 per month for the first years;

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

NOTE 7 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock. During the years ended December 31, 2025, the Company sold 24,316,741 shares of common stock for total cash proceeds of $1,925,702, and paid stock offering costs of $10,000 and accrued an additional $15,000, which was netted from the total cash proceeds.

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

None issued for the year ended December 31, 2024.

(C) Common Stock Warrants and Options

On March 14, 2025, the Company issued 2,157,710 shares of Common stock in connection with the cashless exercise of 2,181,518 warrants.

On July 1, 2025, the Company issued 314,636 shares of Common stock in connection with the cashless exercise of 318,482 warrants.

During the years ending December 31, 2025 the Company had 3,625,000 warrants issued to consultants expire. The Company recorded $458,020 as an offset to an expense and additional paid in capital for options expired. The net effect on equity was $0

On January 4, 2024, the Company cancelled 1,000,000 warrants issued to a consultant on August 8, 2019. The Company recorded $118,874 as an offset to an expense and additional paid in capital for options cancelled. The net effect on equity was $0.

On October 22, 2025, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $166,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company. Options will be exercisable on October 16, 2025. During the year ended December 31, 2025, the Company recorded $ 5,960 as an expense for options issued.

●	600,000 vests after 6 months

●	1,400,000 vests after 18 months

Expected dividends	0%
Expected volatility	126.40%
Expected term	7 years
Risk free interest rate	3.74%
Expected forfeitures	0%

On July 10, 2025, the Company issued a 5-year option to purchase 250,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $17,130, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options will be exercisable on July 10, 2025. During the years ended December 31, 2025, the Company recorded $ 17,130 as an expense for options issued.

Expected dividends	0%
Expected volatility	122.80%
Expected term	5 years
Risk free interest rate	3.93%
Expected forfeitures	0%

On July 10, 2025, the Company issued a 5-year option to purchase 250,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $17,130, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options will be exercisable on July 10, 2025. During the years ended December 31, 2025, the Company recorded $ 17,130 as an expense for options issued.

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

During the years ended December 31, 2025, the Company recorded $87,285 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.30%
Expected term	5.5 years
Risk free interest rate	4.03%
Expected forfeitures	0%

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the years ended December 31, 2025, the Company recorded $ 16,790 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the years ended December 31, 2025, the Company recorded $27,258 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the years ended December 31, 2025, the Company recorded $27,258 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the years ended December 31, 2025, the Company recorded $27,258 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the years ended December 31, 2025, the Company recorded $2,173 as an expense for options issued.

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

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the years ended December 31, 2025, the Company recorded $32,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the years ended December 31, 2025, the Company recorded $21,600 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of December 31, 2025 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	81,035,714	$0.0895	4.32	$1,989,500
Exercisable – December 31, 2024	81,035,714	$0.10	4.32	$1,989,500
Granted	500,000	$0.091	4.5	–
Exercised	(2,500,000)	$0.001	–	–
Cancelled/Forfeited	(6,750,000)	$0.1633	–	–
Outstanding – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000
Exercisable – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000

As of December 31, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding		Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	$0.001	6,000,000	0.41	$534,000
	$0.04	2,300,000	0.75	$115,000
	$0.2299	2,000,000	0.60	$–
	$0.25	8,000,000	0.23	$–
	$0.12	12,500,000	1.04	$–
	$0.14	4,285,714	1.04	$–
	$0.04	4,000,000	6.96	$200,000
	$0.04	6,000,000	6.96	$300,000
	$0.04	10,000,000	6.96	$500,000
	$0.0825	5,000,000	6.78	$38,750
	$0.0825	5,000,000	7.61	$38,750
	$0.08	150,000	4.76	$1,500
	$0.08	500,000	4.75	$5,000
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	50,000	5.61	$–
	$0.0910	250,000	4.50	$-
	$0.0910	250,000	4.50	$-
$		72,285,714		$1,733,000

As of December 31, 2024, the following warrants were outstanding:

Exercise Price Warrants Outstanding	Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
$0.001	8,500,000	1.39	$756,500
$0.04	2,300,000	2.00	$115,000
$0.056	1,000,000	0.77	$34,000
$0.2299	4,125,000	1.34	$–
$0.16	3,125,000	1.20	$–
$0.25	8,000,000	1.48	$–
$0.1160	500,000	0.77	$–
$0.12	12,500,000	2.29	$–
$0.14	4,285,714	2.29	$–
$0.04	4,000,000	8.21	$200,000
$0.04	6,000,000	8.21	$300,000
$0.04	10,000,000	8.21	$500,000
$0.0825	5,000,000	8.03	$38,750
$0.0825	5,000,000	8.87	$38,750
$0.08	150,000	6.01	$1,500
$0.08	500,000	6.01	$5,000
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	2,000,000	6.86	$–
$0.1024	50,000	6.86	$–
	81,035,714		$1,989,500

Options activity as of December 31, 2024 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2024	26,981,000	$0.114	16.10	$–
Exercisable – December 31, 2024	26,981,000	$0.114	16.10	$–
Granted	8,000,000	$.089	6.39	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – December 31, 2025	34,981,000	$0.114	13.11	$–
Exercisable – December 31, 2025	34,981,000	$0.114	13.11	$–

For the years ended December 31, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	34,981,000	26,750,500	13.11

For the year ended December 31, 2024, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	26,981,000	26,520,000	16.10

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. As of December 31, 2025, and December 31, 2024, the accrued salary balance is $4,399,253 and $3,951,133, respectively (See Note 9).

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

As of December 31, 2025, and December 31, 2024, the Company owes $5,892 and $5,356, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. On January 14, 2025 the board of directors appointed Mr. Le as the president of Prodigy Silk. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of December 31, 2025, and December 31, 2024, the accrued salary balance is $1,953 and $1,775, respectively.

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

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of December 31, 2025, and December 31, 2024, the outstanding balance is $65,292. For the years ended December 31, 2025, the Company recorded $1,960 in interest expensed and related accrued interest payable.

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

On July 1, 2021, the Company signed a five year property lease in Vietnam which consists of 6,000 square meters of space, which it leases at a current rent of approximately $8,645 per year. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”

On September 13, 2017, the Company signed a two year lease with a 2 year option commencing on October 1, 2017 and ending on September 31, 2019. The Company paid an annual rent of $39,200 for the year one of lease and $42,000 for the year two of lease for office and manufacturing space. On September 5, 2019, the Company signed a new two-year lease for this 5,000 square foot property in Lansing, MI that commenced on October 1, 2019, and ended on September 30, 2021, for its research and development headquarters. The Company pays an annual rent of $42,000 for year one of the lease and $44,800 for year two of the lease. On April 16, 2021, the Company signed a two year amendment to this lease. Commencing on July 1, 2021, and ending on September 30, 2022, the Company paid an annualized rent of $42,000. From October 1, 2022, through September 30, 2023, the Company will pay an annual rent of $44,800. On October 1, 2023, the Company extended the terms of the lease through December 31, 2025. From October 1, 2023, through December 31, 2024, the Company will pay an annual rent of $44,800. From October 1, 2024, through December 31, 2025, the Company will pay an annual rent of $47,600. The Company accounts for the lease in accordance with ASC Topic 842, “Leases”. On October 1, 2025, the Company extended the terms of the lease through September 30, 2028. The Company recorded ROU asset of $140,038 and lease liability of $140,038 in accordance with the adoption of the new guidance.

We pay annual rent as follows:

Lease Term		Annual Rent
10/01/2025	09/30/2026	$50,008
10/1/2026	09/30/2027	$52,808
10/01/2027	09/30/2028	$55,608

NOTE 9 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of December 31, 2025	As of December 31, 2024

Accounts payable - related party	$303,321	$296,154
Accrued expenses - related party	4,407,098	3,958,264
Accrued interest - related party	3,620,514	3,128,768
Total accounts payable and accrued expenses - related party	$8,330,933	$7,383,186

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

On December 16, 2025, the Company repaid $75,000 of the outstanding loan to its founder and CEO

Total loan payable to principal stockholder for as of December 31, 2025, is $1,492,000.

Total loan payable to this principal stockholder as of December 31, 2024, is $1,617,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the years ended December 31, 2025, the Company recorded $79,275 as an in-kind contribution of interest related to the loan.

During the year ended December 31, 2024, the Company recorded $81,072 as an in-kind contribution of interest related to the loan.

As of December 31, 2025, total interest payable is $3,620,514.

As of December 31, 2024, total interest payable is $3,128,768.

As of December 31, 2025, and December 31, 2024, there was $303,321 and $296,154, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of December 31, 2025, and December 31, 2024, there was $4,407,098 and $3,958,264, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of December 31, 2025, and December 31, 2024, there was $3,620,514 and $3,128,768, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of December 31, 2025, and December 31, 2024, the Company owed $8,330,933and $7,383,186, respectively to its related parties in accrued salaries and accrued interest.

As of December 31, 2025, and December 31, 2024, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

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

The following table presents information about the segment’s loss for the year ended December 31, 2025:

Revenue	$-

Less:
Employee expense	1,445,748
Occupancy expense	69,171
Research and development expense	224,664
Professional services expense	199,492
Warrants issued for services expense	1,116,841
Depreciation and amortization expense	23,501
Interest Expense	570,709
Office expense	41,325
Other segment expense (a)	254,056
Other income	(211,958)
Unrealized investment on gold	(110,198)
Segment net loss	3,623,351

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$3,623,351

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of December 31, 2025, total segment assets amounted to $2,565,540.

The following table presents information about the segment’s loss for the year ended December 31, 2024:

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

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2025 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On January 12, 2026, the Company dissolved Prodigy Textiles Co., Ltd, and transferred all of its production operations into Prodigy Silk Co., Ltd. Vietnamese Law required a new business name for the Company’s new Enterprise Registration Certificate issued in 2025.

On January 15, 2026, the Company issued 2,500,000 common stock warrants with a strike price of $0.0825/share for achieving a set of scientific milestones outlined in their employment agreement. These warrants were issued under the Company’s Employee Stock Option Plan.

Between January 15, 2026, and March 30, 2026, the Company issued a total of 15,781,601 shares of Common Stock in exchange for $1,549,866 under a Stock Equity Purchase Agreement.

On March 23, 2026, the Company signed an agreement with The Market Link for a 3-month investor relationship service contract. The Company made a one-time payment of $22,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2025, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2025, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–	Lack of internal audit function. During 2025, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including recording an impairment expense against prepaid inventory. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–	No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2025, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner.

–	Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–	Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–	Lack of controls over related party transactions: As of December 31, 2025, the Company did not establish a formal written policy for the approval, identification, and authorization of related party transactions.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) There is nothing that the Company would be required to report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that the Company has not reported on a Form 8-K.

(b) During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards.

During the fiscal quarter ended December 31, 2025, the Company has not adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and sole director as of the date of this report are as follows:

NAME	AGE	POSITION	DATE APPOINTED
Kim Thompson	64	President, Chief Executive Officer, Chief Financial Officer, and Director	April 25, 2006
Jonathan R. Rice	46	Chief Operating Officer	January 20, 2015
Kenneth Le	62	President of Prodigy Silk	January 2025

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

KENNETH LE

Mr. Le served as our Director of government relations and the President of Prodigy Textiles from July 2019 through January 2026. In light of his position with our subsidiary and the duties associated with such position, we believe Mr. Le meets the definition of “executive officer” as such term is defined in the Exchange Act. In January of 2025 Mr. Le was appointed the role of President of Prodigy Silk. Kenneth Le has over 25 years of successful international business experience specializing in entrepreneurial enterprises. As previous managing partner of Pacific Bay Ventures, Mr. Le worked on a joint venture developing 1,550 hectares as a mixed use residential industrial park in conjunction with Dat Quang Chu Lai Industrial Park, JSP in Tam An city in Chu Lai province, Vietnam’s first international open economic trade zone. He was Managing Director of Minh Nhat Company, which was developing Da Deh Lake, an eco-resort of over 500 hectares in a surrounded lake in the Lam Dong province, the third and the largest plateau province on the Central Highlands three hours outside of Ho Chi Minh City in Vietnam. Mr. Le has extensive high-level business contacts in Southeast Asia, many of which he has helped bring together acting as international liaison. Management believes that Mr. Le’s work has been instrumental in helping the Company establish and grow its operations in Southeast Asia.

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

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Meetings of the Board of Directors

During its fiscal year ended December 31, 2025, the Board of Directors did not meet on any occasion, but rather transacted business by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2025 and 2024 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)			Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Kim Thompson President, CEO, CFO and Director	2024	$474,789	(1)	$94,958	(2)			$			$		$			$59,651	(3)	$629,398
	2025	$503,277	(4)	$100,655	(5)				$-			$-		$-		$54,165	(6)	$658,098

Jonathan R. Rice COO	2024	$180,000	(7)	$50,000	(8)	$			$-		$		$			$4,040	(9)	$234,040
	2025	$173,616	(10)	$26,923	(11)		$-		$-			$-		$-		$4,040	(12)	$204,579

Kenneth Le President of Prodigy Textiles & Prodigy Silk (13)	2024	$60,000	(13)	$10,000	(14)	$			$682,450	(15)	$		$		$			$752,450
	2025	$60,177	(16)	$6,400	(17)		$-		$-			$-		$-		$-		$66,577

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

(3)	This amount includes: $47,121 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $12,530 in reimbursement for office and travel related expenses.

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

(6)	This amount includes: $53,270 in medical insurance and medical reimbursement we agreed to cover for Mr. Thompson pursuant to his employment agreement and $896 in reimbursement for office expenses.
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

(8)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.

(9)	In 2024, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1080 in phone service expenses, pursuant to his employment agreement.

29

(10)

This represents the annual salary paid to Mr. Rice pursuant to the then current terms of his employment agreement. In 2025, Mr. Rice’s annual base salary was $173,616. In addition to his annual base salary Mr. Rice was reimbursed for $3,000 in medical insurance premiums and $1080 in phone service expenses, pursuant to his employment agreement recorded and reported under “all other compensation”.

(11)	This represents the annual bonus payable to Mr. Rice pursuant to the then current terms of his employment agreement.

(12)	In 2025, Mr. Rice received $3,000 in medical insurance and medical reimbursement and $1080 in phone service expenses, pursuant to his employment agreement.

(13)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.

(14)	This represents the annual bonus payable to Mr. Le pursuant to the then current terms of his employment agreement.

(15)

In April 2024, Mr. Le was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.08225 per share pursuant to the 2019 Employee Stock Option Plan.

(16)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.

(17)	This represents the annual salary paid to Mr. Le pursuant to the then current terms of his employment agreement.

Disclosure of Registrant’s Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that the Company was required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company’s compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement

2025 POLICIES AND PRACTICES RELATED TO THE GRANT OF CERTAIN EQUITY AWARDS

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

Employment Agreements

CEO

On November 10, 2010, the Company entered into an employment agreement with Kim Thompson, its President, Chief Executive Officer, Chief Financial Officer and sole director, effective January 1, 2011, through the December 31, 2015. The agreement was for a term of five years at an annual salary of $210,000 in 2011, with a 6% annual increase thereafter. For the year ended December 31, 2015, the annual salary was $281,027, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2018, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $334,708 for the year ended December 31, 2018, but in light of the Company’s cash position, Mr. Thompson deferred such compensation. On January 1, 2019, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $354,791 for the year ended December 31, 2019. On January 1, 2020, the agreement renewed again with the same terms for another 5 years, but with an annual salary of $376,078 for the year ended December 31, 2020. On January 1, 2021, the agreement renewed again with the same terms for another 5 years. In order to conserve Company resources, the CEO agreed to accrue a majority of his salary. As of December 31, 2025, the accrued salary balance is $4,399,254. See, “Certain Relationships and Related Transactions, And Director Independence - Accrued Salaries and Officer Loans – Mr. Thompson, CEO/President.”

For the years ended December 31, 2025 and 2024, the annual salary was $474,790 and $503,277, respectively.

On December 13, 2023, Mr. Thompson was issued a ten-year warrant to purchase 10,000,000 shares of common stock of the Company at an exercise price of $0.04 per share pursuant to the 2019 Employee Stock Option Plan; this warrant fully vested on the grant date and will expire on December 13, 2033.

For the years ended December 31, 2025 and 2024, the Company recorded $0 and $0 for the warrants issued to related party.

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

For the years ended December 31, 2025 and 2024, the Company recorded $32,400 and $46,684, respectively for the warrants issued to related party.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Percent of Class (1)	Percent of All Voting Classes (5)
Class A Common Stock
	Kim Thompson	231,677,92	(2)	22.15%	14.07%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	21,292,836	(3)	2.04%	0.95%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	8,300,000	(4)	0.79%	0.50%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	261,270,760		24.98%	15.87%

Series A Preferred Stock
	Kim Thompson	3		100%	36.45%
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Jonathan R. Rice	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	Kenneth Le	-		-	-
	2723 South State St Suite 150
	Ann Arbor, MI 48104

	All executive officers and directors as a group (3 Persons)	3		100%	36.45%

(1) The percent of class is based on 1,099,791,733 shares of our Common Stock issued and outstanding as of the date hereof.

(2) Such shares include 201,677,924 shares of Common Stock that are owned by Mr. Thompson, and 3 shares of Common Stock that may be issued upon conversion of the Series A preferred stock that are owned by Mr. Thompson. In addition to this, Mr. Thompson owns 30,000,000 warrant shares of Common Stock that may be issued upon exercise of outstanding warrants no sooner than February 19, 2025.

(3) Such shares include 5,692,836 shares of Common Stock that are owned by Mr. Rice and 15,600,000 shares of Common Stock that may be issued upon exercise of warrants Mr. Rice owns. Additionally, Mr. Rice owns warrants to purchase up to 2,400,000 shares of Common Stock, which are not exercisable at this time.

(4) These shares represent shares of Common Stock that may be issued upon exercise of warrants Mr. Le owns. Mr. Le owns warrants to purchase up to 6,600,000 shares of Common Stock, which are not exercisable at this time.

(5) The percent of all voting classes is based on 1,699,791,733 votes, which includes 1,099,791,733 votes from the holders of our issued and outstanding Common Stock and 600,000,0000 votes from the holder of our issued and outstanding Series A preferred stock.

Change in Control

As of the date of this Report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	66,181,000	0	118,977,720
Total	66,181,000	0	118,977,720

2019 Employee Stock Option Plan

Effective December 9, 2019, we adopted the 2019 Employee Stock Option Plan (“Plan”), with 80,000,000 shares issuable pursuant to the Plan. Beginning on January 1, 2020 and continuing on each January 1st that the Plan is in place, an additional number of shares equal to the lesser of: (i) 2% of the number of shares of Common Stock outstanding (fully-diluted) on the immediately preceding December 31 and (ii) such lower number of shares as may be determined by the Board or committee, shall be added to the number of shares issuable under the Plan. As of the date hereof, 75,601,000 options have been issued pursuant to the Plan (although some have been cancelled) and 140,657,922 shares remain issuable pursuant to the Plan, based on the terms of the Plan as set forth above.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since January 1, 2024, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Related Party Transactions

Accrued Salaries and Officer Loans

Mr. Thompson, CEO/President

In order to conserve Company resources, Mr. Thompson agreed to defer a significant portion of the compensation and other payments, as set forth below, owed to him.

●	Annual Compensation: Between December 31, 2016, and December 31, 2025, Kim Thompson, our CEO accrued $4,399,253 of unpaid salary, which represents a portion of the annual compensation owed to him pursuant to the terms of his employment agreements during such time period. As of December 31, 2025, there was $3,256,942 in accrued interest on Mr. Thompson’s accrued salary; such interest accrues at the rate of 3% per annum. As a result of these accruals, as of December 31, 2025, we owed Mr. Thompson $7,656,195 in salary and interest related payments.

●	Company Loans: As of December 31, 2025, Mr. Thompson loaned the Company an aggregate of $1,492,000. As of December 31, 2025, there was $363,571 in loan interest; such interest accrues at the rate of 3% per annum. During the fiscal year ended December 31, 1015, the Company repaid an aggregate of $125,000 loans Mr. Thompson previously made to the Company.

●	Royalty Payments: Mr. Thompson was entitled to certain royalties as compensation for the transfer of intellectual property he owned to the Company. As of December 31, 2025, there was $65,292 in royalty payments payable to Mr. Thompson.

●	As of December 31, 2025, there was $303,321 included in accounts payable and accrued expense payable to Mr. Thompson, which includes rent payments owed on the Texas Property (as hereinafter defined).

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

On April 1, 2025, the Company issued 6,000,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 10, 2025, the Company issued 250,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.091.

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered, having a fair value of $434,600 ($0.09/share), based upon the quoted closing trading price on July 8, 2025.

On October 22, 2025, the Company issued an employee warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.09 per share pursuant to the 2019 Employee Stock Option Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2024	2025
Audit Fees	$29,050	$50,500
Audit-Related Fees	$11,500	$3,500
Tax Fees	$4,600	$4,600
All Other Fees	$-	$-
Total	$45,150	$58,600

Audit Fees

For the Company’s fiscal years ended December 31, 2024, and 2025, we were billed approximately $29,050 and $50,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the Company’s fiscal year ended December 31, 2024, and 2025, we were billed approximately $11,500 and $3,500 for audit related services.

Tax Fees

For the Company’s fiscal year ended December 31, 2024, we were billed approximately $4,600 for professional services rendered for tax compliance, tax advice, and tax planning. For the Company’s fiscal year ended December 31, 2025, we were billed $4,600 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024, and 2025.

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

Kraig Biocraft Laboratories, Inc.

Dated: March 30, 2026	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim Thompson	President, Chief Executive Officer,	March 30, 2026
Kim Thompson	Chief Financial Officer, and Sole Director

