Form 10-Q
period 2026-03-31
Kraig Biocraft Laboratories, Inc.
filed 2026-05-14
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 1,113,049,449 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,890,990	$1,790,236
Inventory	74,307	29,067
Prepaid expenses	45,162	49,338
Total Current Assets	3,010,459	1,868,641

Property and Equipment, net	32,897	25,003
Investment in gold bullions (cost $241,120 and $450,216, respectively)	514,667	494,259
Operating lease right-of-use asset, net	156,635	170,463
Security deposit	7,174	7,174

Total Assets	$3,721,832	$2,565,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$520,088	$505,111
Note payable - related party	1,492,000	1,492,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	8,548,091	8,330,933
Operating lease liability, current	51,604	51,909
Total Current Liabilities	10,677,075	10,445,245

Long Term Liabilities
Operating lease liability, net of current	106,431	119,253
Total Liabilities	10,783,506	10,564,498

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 3 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,100,591,733 and 1,084,010,130 shares issued and outstanding, respectively	32,660,016	31,015,428
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,670,302	12,434,886
Accumulated Deficit	(57,651,792)	(56,709,072)

Total Stockholders’ Deficit	(7,061,674)	(7,998,958)

Total Liabilities and Stockholders’ Deficit $	3,721,832	$2,565,540

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$-	$-

Operating Expenses
General and Administrative	495,566	308,851
Professional Fees	70,835	63,035
Officer’s Salary	192,398	184,730
Research and Development	66,701	23,876
Total Operating Expenses	825,500	580,492

Loss from Operations	(825,500)	(580,492)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	20,408	117,488
Interest expense	(148,433)	(140,348)
Interest income	10,805	3,319
Total Other Income/(Expenses)	(117,220)	(19,541)

Net (Loss) before Provision for Income Taxes	(942,720)	(600,033)

Provision for Income Taxes	-	-

Net (Loss)	$(942,720)	$(600,033)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,090,869,198	1,041,458,063

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2026

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2025 (Audited)	3	$5,237,800	1,084,010,130	$31,015,428	-	$-	1,122,311	$22,000	$12,434,886	$(56,709,072)	(7,998,958)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	20,318	-	20,318

Warrants issued for services	-	-	-	-	-	-	-	-	186,546	-	186,546

Options issued for services	-	-	-	-	-	-	-	-	10,157	-	10,157

Imputed interest - related party	-	-	-	-	-	-	-	-	18,395	-	18,395

Issuance of common stock	-	-	16,581,603	1,644,588	-	-	-	-	-	-	1,644,588

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	(942,720)	(942,720)

Balance, March 31, 2026 (Unaudited)	3	$5,237,800	1,100,591,733	$32,660,016	-	$-	1,122,311	$22,000	$12,670,302	$(57,651,792)	(7,061,674)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three months ended March 31, 2025

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A		Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par	Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, December 31, 2024 (Audited)	3	$5,237,800	1,038,374,219	$27,385,611	-	$-	1,122,311	$22,000	$12,290,687	$(53,085,719)	(8,149,621)

Warrants issued for services - related parties	-	-	-	-	-	-	-	-	13,500	-	13,500

Warrants issued for services	-	-	-	-	-	-	-	-	20,987	-	20,987

Options issued for services	-	-	-	-	-	-	-	-	4,197	-	4,197

Imputed interest - related party	-	-	-	-	-	-	-	-	19,936	-	19,936

Issuance of common stock, net of stock offering costs	-	-	2,213,333	168,236	-	-	-	-	(25,000)	-	143,236

Issuance of common stock for commitment fee	-	-	1,081,471	100,000	-	-	-	-	(100,000)	-	-

Shares issued in connection with cashless warrants exercise	-	-	2,157,710	79,578	-	-	-	-	(79,578)	-	-

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	(600,033)	(600,033)

Balance, March 31, 2025 (Unaudited)	3	$5,237,800	1,043,826,733	$27,733,425	-	$-	1,122,311	$22,000	$12,144,729	$(53,685,752)	(8,547,798)

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(942,720)	$(600,033)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	6,222	5,683
Net change in unrealized appreciation and depreciation in gold bullions	(20,408)	(117,488)
Imputed interest - related party	18,395	19,936
Fair value of options issued for services	10,157	4,197
Warrants issued/(cancelled) to consultants	206,864	34,487
Changes in operating assets and liabilities:
Decrease prepaid expenses	4,176	11,308
(Increase) in inventory	(45,240)	-
Decrease in operating lease right-of-use, net	13,828	13,520
Increase in accrued expenses and other payables - related party	217,158	195,647
Increase in accounts payable	14,977	12,450
Decrease in operating lease liabilities, current	(13,127)	(14,206)
Net Cash Used In Operating Activities	(529,718)	(434,499)

Cah Flows from Investing Activities
Purchase of fixed assets	(14,116)	-
Net Cash Provided by Investing Activities	(14,116)	-

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	1,644,588	168,236
Payment of debt offering costs	-	(10,000)
Net Cash Provided by Financing Activities	1,644,588	158,236

Net Change in Cash and Cash Equivalents	1,100,754	(276,263)

Cash and Cash Equivalents at Beginning of Period	1,790,236	673,264

Cash and Cash Equivalents at End of Period	$2,890,990	$397,001

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issuable in connection with cashless warrant exercise	$-	$100,000
Accrual in connection with Standby Equity Purchase Agreement - Commitment Share Fee	$-	$25,000
Shares issuable in connection with cashless warrant exercise	$-	$79,578

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of March 31, 2026

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

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

As of March 31, 2026, and December 31, 2025, the Company had $2,890,990 and $1,790,236, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For March 31, 2026, and December 31, 2025, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for March 31, 2026, and December 31, 2025 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	March 31, 2026	December 31, 2025

Stock Warrants (Exercise price - $0.001- $0.25/share)	64,285,714	72,285,714
Stock Options (Exercise price - $0.1150/Share)	37,481,000	34,981,000
Convertible Preferred Stock	3	3
Common Stock Payable	1,122,311	1,122,311
Total	102,889,028	108,389,028

Research and Development Costs

The Company expenses all research and development costs as incurred, for which there is no alternative future use.

For the three months ended March 31, 2026, and 2025, the Company had $66,701 and $23,876, respectively, in research and development costs.

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three months ended March 31, 2026, and 2025.

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

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits non-public entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

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

The following are the major categories of assets measured at fair value on a recurring basis: as of March 31, 2026, and December 31, 2025, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at March 31, 2026, and December 31, 2025:

	March 31, 2026				December 31, 2025
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$514,667	$-	$-	$514,667	$494,259	$-	$-	$494,259
Money market fund	$1,319,204	$-	$-	$1,319,204	$1,408,399	$-	$-	$1,408,399
Total	$1,833,871	$-	$-	$1,833,871	$1,902,658	$-	$-	$1,902,658

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

For the three months ended March 31, 2026 and 2025, the Company recognized an unrealized gain of $20,408 and $117,488, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the three months ended March 31, 2026:

Three Months Ended March 31, 2026	Ounces	Cost	Fair Value

Balance December 31, 2025	110	$4,493	$494,259
Net change in unrealized gain	-		20,408
Balance March 31, 2026	110	$4,493	$514,667

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

For the three months ended March 31, 2026, and 2025, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At March 31, 2026, and December 31, 2025, the Company had approximately $1,053,770 and $0, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of March 31, 2026 and December 31, 2025, the Company held $1,319,204 and $1,408,399, respectively, million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company (see deposit on inventory above). We received this investment in exchange for nominal consideration and carry the investment at $0 on March 31, 2026, and December 31, 2025, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment, and our operations are focused on developing high strength, protein based fiber, using recombinant DNA technology, for commercial applications in the textile and specialty fiber industries. Segment information is further described in Note 09.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $7,666,616 and stockholders’ deficiency of $7,061,674 and used $529,718 of cash in operations for the three months ended March 31, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At March 31, 2026, and December 31, 2025, property and equipment, net, is as follows:

	March 31, 2026	December 31, 2025	Estimated Useful Lives (Years)
Automobile	$41,805	$41,805	5
Laboratory Equipment	150,829	138,332	5-10
Office Equipment	8,879	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(251,355)	(245,133)
Total Property and Equipment, net	$32,897	$25,003

Depreciation expense for the three months ended March 31, 2026, and 2025, was $6,222 and $5,683 respectively.

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

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2026:

At March 31, 2026, and December 31, 2025, the Company had no financing leases as defined in ASC 842, “Leases.”

	March 31, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$156,635		$170,463

Liabilities

Operating lease liability	$158,036		$171,162

Weighted-average remaining lease term (years)	2.94		3.14

Weighted-average discount rate	8%		8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$17,163		$63,696
Impairment of right of use asset	$-		-
Total operating lease costs	$17,163		$63,696

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$28,346		$47,583
Right-of-use asset obtained in exchange for new operating lease liability	$-		$140,038
Impairment of right of use asset	$-	$
Net	$-		$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at March 31, 2026:

2026 (9 months)	$47,208
2027	61,368
2028	50,154
2029	8,712
2030 and beyond	11,616
Total lease payments	179,057
Less: amount representing interest	(21,022)
Total lease obligations	158,036

Less: current portion of operating lease liability	(51,604)
Long-term portion operating lease liability	$106,431

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

Total loan payable to the founder and CEO for as of March 31, 2026, is $1,492,000.

Total loan payable to the founder and CEO as of December 31, 2025, is $1,492,000.

During the three months ended March 31, 2026, the Company recorded $18,395 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $14,204. As of March 31, 2026, total interest payable is $377,775.

During the years ended December 31, 2025, the Company recorded $79,275 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $59,026. As of December 31, 2025, total interest payable is $363,571.

As of March 31, 2026, total interest payable is $3,750,552.

As of December 31, 2025, total interest payable is $3,620,514.

NOTE 6 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock.

During the three months ended March 31, 2026, the Company sold 16,581,603 shares of common stock for total cash proceeds of $1,644,588.

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

None issued for the three months ended March 31, 2026.

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

During the years ending December 31, 2025 the Company had 3,625,000 warrants issued to consultants expire. The Company recorded $458,020 as an offset to an expense and additional paid in capital for options expired. The net effect on equity was $0

On January 15, 2026 the Company issued a 10-year option to purchase 2,500,000 shares of common stock at an exercise price of $0.0825 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $143,283, based upon the Black-Scholes option-pricing model on the date of grant. Options vest on grant date. Options will be exercisable on January 15, 2036.

Expected dividends	0%
Expected volatility	86.00%
Expected term	10 years
Risk free interest rate	3.77%
Expected forfeitures	0%

On October 22, 2025, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $166,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company. Options will be exercisable on October 16, 2025. During the three months ended March 31, 2026, the Company recorded $ 5,960 as an expense for options issued.

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

During the three months ended March 31, 2026, the Company recorded $29,085 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.30%
Expected term	5.5 years
Risk free interest rate	4.03%
Expected forfeitures	0%

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2026, the Company recorded $ 4,197 as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2026, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended March 31, 2026, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended December 31, 2025, the Company recorded $6,814 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the three months ended March 31, 2026, the Company recorded $543 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the three months ended March 31, 2026, the Company recorded $8,100 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the three months ended March 31, 2026, the Company recorded $5,400 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of March 31, 2026 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000
Exercisable – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000
Granted	-	$-	-	–
Exercised	-	$-	–	–
Cancelled/Forfeited	(8,000,000)	$0.25	–	–
Outstanding – March 31, 2026	64,285,714	$0.098	4.01	$2,567,480
Exercisable – March 31, 2026	64,285,714	$0.098	4.01	$2,567,480

As of March 31, 2026, the following warrants were outstanding:

Exercise Price Warrants Outstanding		Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	$0.001	6,000,000	0.16	$654,000
	$0.04	2,300,000	0.50	$161,000
	$0.2299	2,000,000	0.36	$–
	$0.12	12,500,000	0.80	$–
	$0.14	4,285,714	0.80	$–
	$0.04	4,000,000	6.71	$280,000
	$0.04	6,000,000	6.71	$420,000
	$0.04	10,000,000	6.71	$700,000
	$0.0825	5,000,000	6.53	$138,750
	$0.0825	5,000,000	7.37	$138,750
	$0.08	150,000	4.52	$4,500
	$0.08	500,000	4.52	$15,000
	$0.1024	2,000,000	5.36	$15,200
	$0.1024	2,000,000	5.36	$15,200
	$0.1024	2,000,000	5.36	$15,200
	$0.1024	50,000	5.36	$380
	$0.0910	250,000	4.25	$4,750
	$0.0910	250,000	4.25	$4,750
$		$64,285,714		$2,567,480

As of December 31, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding		Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	$0.001	6,000,000	0.41	$534,000
	$0.04	2,300,000	0.75	$115,000
	$0.2299	2,000,000	0.60	$–
	$0.25	8,000,000	0.23	$–
	$0.12	12,500,000	1.04	$–
	$0.14	4,285,714	1.04	$–
	$0.04	4,000,000	6.96	$200,000
	$0.04	6,000,000	6.96	$300,000
	$0.04	10,000,000	6.96	$500,000
	$0.0825	5,000,000	6.78	$38,750
	$0.0825	5,000,000	7.61	$38,750
	$0.08	150,000	4.76	$1,500
	$0.08	500,000	4.75	$5,000
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	50,000	5.61	$–
	$0.0910	250,000	4.50	$-
	$0.0910	250,000	4.50	$-
$		72,285,714		$1,733,000

Options activity as of March 31, 2025 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2025	34,981,000	$0.114	13.11	$–
Exercisable – December 31, 2025	34,981,000	$0.114	13.11	$–
Granted	2,500,000	$.0825	9.80	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – March 31, 2026	37,481,000	$0.169	12.70	$–
Exercisable – March 31, 2026	37,481,000	$0.169	12.70	$–

For the three months ended March 31, 2026, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.169	37,481,000	28,750,500	12.70

For the years ended December 31, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	34,981,000	26,750,500	13.11

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. On January 1, 2026, the agreement renewed again with the same terms, but with an annual salary of $533,474 for the years ended December 31, 2026. As of March 31, 2026, and December 31, 2025, the accrued salary balance is $4,489,979 and $4,399,253, respectively (See Note 8).

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

As of March 31, 2026, and December 31, 2025, the Company owes $1,607 and $5,892, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. On January 14, 2025 the board of directors appointed Mr. Le as the president of Prodigy Silk. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of March 31, 2026, and December 31, 2025, the accrued salary balance is $651 and $1953, respectively.

Legal Matters

The Company may be involved in legal actions and claims arising in the ordinary course of business, from time to time, none of which at the time are considered to be material to the Company’s business or financial condition.

(A) License Agreement

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of March 31, 2026, and December 31, 2025, the outstanding balance is $65,292. For the three months ended March 31, 2026, the Company recorded $490 in interest expensed and related accrued interest payable.

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

We pay annual rent as follows:

Lease Term		Annual Rent
10/01/2025	09/30/2026	$50,008
10/1/2026	09/30/2027	$52,808
10/01/2027	09/30/2028	$55,608

NOTE 8 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of March 31, 2026	As of December 31, 2025

Accounts payable - related party	$305,302	$303,321
Accrued expenses - related party	4,492,237	4,407,098
Accrued interest - related party	3,750,552	3,620,514
Total accounts payable and accrued expenses - related party	$8,548,091	$8,330,933

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

On December 16, 2025, the Company repaid $75,000 of the outstanding loan to its founder and CEO

Total loan payable to principal stockholder for as of March 31, 2026, is $1,492,000.

Total loan payable to this principal stockholder as of December 31, 2025, is $1,492,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the three months ended March31, 2026, the Company recorded $18,395 as an in-kind contribution of interest related to the loan.

During the three months ended March31, 2025, the Company recorded $19,936 as an in-kind contribution of interest related to the loan.

As of March 31, 2026, total interest payable is $3,750,552.

As of December 31, 2025, total interest payable is $3,620,514.

As of March 31, 2026, and December 31, 2025, there was $305,302 and $303,321, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of March 31, 2026, and December 31, 2025, there was $4,492,237 and $4,407,098, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of March 31, 2026, and December 31, 2025, there was $3,750,552 and $3,620,514, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of March 31, 2026, and December 31, 2025, the Company owed $8,548,091 and $8,330,933, respectively to its related parties in accrued salaries and accrued interest.

As of March 31, 2026, and December 31, 2025, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 9 SEGMENT INFORMATION

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

The following table presents information about the segment’s loss for the three months ended March 31, 2026:

Revenue	$-

Less:
Employee expense	330,841
Occupancy expense	18,637
Research and development expense	75,171
Professional services expense	70,835
Warrants issued for services expense	217,022
Depreciation and amortization expense	6,222
Interest Expense	148,433
Office expense	19,845
Other segment expense (a)	86,926
Other income	(10,804)
Unrealized investment on gold	(20,408)
Segment net loss	942,720

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$942,720

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of March 31, 2026, total segment assets amounted to $3,721,832.

The following table presents information about the segment’s loss for the three months ended March 31, 2025:

Revenue	$-

Less:
Employee expense	353,043
Occupancy expense	16,562
Research and development expense	34,775
Professional services expense	63,035
Warrants issued for services expense	38,684
Depreciation and amortization expense	5,683
Interest Expense	140,348
Office expense	11,307
Other segment expense (a)	57,403
Interest income	(3,319)
Unrealized investment on gold	(117,488)
Segment net loss	600,033

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$600,033

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of March 31, 2025, total segment assets amounted to $1,316,047.

NOTE 10 SUBSEQUENT EVENTS

The Company has analysed its operations subsequent to March 31, 2026 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

On April 30, 2026, the Company issued 5,959,847 shares of Common Stock to an employee in exchange for the cashless exercise of 6,000,000 warrants.

On May 4, 2026, the Company signed an agreement with public relations firm Oak Street Communications. Under the terms of that agreement the Company will pay compensation of $22,500 to Oak Street for such services.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan to accelerate and expand commercial-scale production of our recombinant spider silk.

●	We plan to expand our research and development to accelerate our work in creating next generation materials and to improve the robustness of our recombinant spider silk lines.

●	We plan to create a line of recombinant spider silk fashion wear either under our own brand name or in partnership with existing commercial entities.

●	We plan to continue the expansion of our overseas production operations, including working with local contractors or cooperatives and the hiring of additional direct staff, as needed.

●	We plan to accelerate our microbiology research and development to create more advanced materials. We plan to develop more advanced spider silk and non-spider silk based fibers for select target markets.

●	We will consider buying an established revenue producing company in a compatible business, in order to broaden our financial base and facilitate the commercialization of our products; as of the date hereof, we have not had any formal discussion or entered into any definitive agreements regarding any such purchase.

●	We plan to increase the breadth of our research to include protein expression platform technologies.

●	We plan to actively pursue collaborative research and product testing opportunities with companies in the biotechnology, materials, textile, and other industries.

●	We plan to actively pursue an uplist to a national exchange if such an opportunity presents itself..

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

Standby Equity Purchase Agreement

On January 21, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the SEPA, a copy of which is filed herewith as Exhibit 10.10. As of March 31, 2026, the Company issued a total of 45,384,194 shares of Common Stock in exchange for $4,118,654 under the SEPA.

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

The Company paid the Investor a structuring fee in an amount of $25,000. Additionally, within three days of signing the SEPA (the “Effective Date”), the Company paid a commitment fee in an amount equal to 1.00% of the Commitment Amount (the “Commitment Fee”) consisting of such number of Common Shares that is equal to the Commitment Fee divided by the average of the daily VWAPs of the Common Shares during the 3 Trading Days immediately prior to the Effective Date (the “Commitment Shares”). All of the Commitment Shares have been registered.

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

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three Months Ended			% Change
	March 31,			Increase
	2026	2025	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	495,566	308,851	186,715	60.45%
Professional Fees	70,835	63,035	7,800	12.37%
Officer’s Salary	192,398	184,730	7,668	4.15%
Research and Development	66,701	23,876	42,825	179.36%
Total operating expenses	825,500	580,492	245,008	42.21%
Loss from operations	(825,500)	(580,492)	(245,008)	42.21%
Interest expense	(148,433)	(140,348)	(8,085)	5.76%
Net change in unrealized appreciation on investment in gold bullion	20,408	117,488	(97,080)	-82.63%
Interest income	10,805	3,319	7,486	225.55%
Net Loss	$(942,720)	$(600,033)	(342,687)	57.11%

Our revenue, operating expenses, and net loss from operations for the three month period ended March 31, 2026, as compared to the three month period ended March 31, 2025, were as follows - some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended March 31, 2026, we realized $0 of revenues from our business. During the three months ended March 31, 2025, we realized $0 of revenues from our business. The change in revenues between the quarter ended March 31, 2026, and March 31, 2025, was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended March 31, 2026, were $0, as compared to $0 for the three months ended March 31, 2025, a change of $0 or 0%.

Gross Profit: During the three months ended March 31, 2026, we realized a gross profit of $0, as compared to $0 for the three months ended March 31, 2025, a change of $0 or 0%.

Research and development expenses: During the three months ended March 31, 2026, we incurred $66,701 of research and development expenses. During the three months ended March 31, 2025, we incurred $23,876 of research and development expenses. This was an increase of $42,825 or 179.36% in 2026 compared with the same period in 2025. This increase was due to an increase in research spending.

Professional Fees: During the three months ended March 31, 2026, we incurred $70,835 of professional expenses, which increased by $7,800 or 12.37% from $63,035 for the three months ended March 31, 2025. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended March 31, 2026, officers’ salary expenses increased to $192,398 or 4.15% from $184,730 for the three months ended March 31, 2025. This change was primarily due to 6% annual increase for the Company’s CEO.

General and Administrative Expense: General and administrative expenses increased by $186,715 or 60.45% to $495,566 for the three months ended March 31, 2026, from $308,851 for the three months ended March 31, 2025. Our general and administrative expenses for the three months ended March 31, 2026, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $327,097, travel of $8,470, office salary of $99,999, and consulting of $60,000 for a total of $495,566.

Our general and administrative expenses for the three months ended March 31, 2025, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $138,161, travel of $10,900, office salary of $129,790 and consulting of $30,000 for a total of $308,851.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $97,080 to $20,408 for the three month period ended March 31, 2026, from appreciation of $117,488 for the three month period ended March 31, 2025. This decrease was due to the Company’s partial sale of its investment in gold.

Interest Expense: Interest expense increased by $8,085 to $148,433 for the three month period ended March 31, 2026, from $140,348 for the three month period ended March 31, 2025. The increase was primarily due to interest on certain Company loans.

Interest Income: Interest income increased by $4,459 to $10,805 for the three month period ended March 31, 2026, from $3,319 for the three month period ended March 31, 2025. The increase was primarily due to an increase in interest on money market fund.

Net Loss: Net loss increased by $400,980, or 66.83%, to a net loss of $1,001,013 for the three month period ended March 31, 2026 from a net loss of $600,033 for the three month period ending March 31, 2025. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees, officers’ salary, and in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,001,013 during the three months ended March 31, 2026, and losses are expected to continue in the near term. The accumulated deficit is $57,710,085 at March 31, 2026. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At March 31, 2026, we had $2,890,990 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) controlling overhead and expenses; and (c) executing material sales or research contracts. There can be no assurance that the Company can successfully accomplish these steps, and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all. As of the date of this Report, we have not entered into any formal agreements regarding the above.

In the event the Company is unable to continue as a going concern, the Company may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2026, as compared to December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$2,890,990	$1,790,236
Inventory	$74,307	$29,067
Prepaid expenses	$45,162	$49,338
Total current assets	$3,010,459	$1,868,641
Total assets	$3,721,832	$2,565,540
Total current liabilities	$10,677,075	$10,445,245
Total liabilities	$10,783,506	$10,564,498

At March 31, 2026, we had a working capital deficit of $7,666,616, compared to a working capital deficit of $8,576,604 at December 31, 2025. Current liabilities increased to $10,783,506 at March 31, 2026, from $10,564,498 at December 31, 2025, primarily as a result of accounts payable - related party.

For the three months ended March 31, 2026, net cash used in operations of $529,718 was the result of a net loss of $942,720 offset by depreciation expense of $6,222, net change in unrealized depreciation in gold bullions of $20,408, warrants issuance of $206,864, options issued for services of $10,157, imputed interest on related party loans of $18,395, a decrease in prepaid expenses of $4,176, an increase in inventory of $45,240, a decrease in operating lease right of use of $13,828, an increase of accrued expenses and other payables-related party of $217,158, increase in accounts payable of $14,977 and a decrease in operating lease liabilities of $13,127.

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

Net cash used in our investing activities were $14,116 and $0 for the three months ended March 31, 2026, and March 31, 2025, respectively. During the three months ended March 31, 2026, the Company had purchase of fixed assets of $14,116.

Our financing activities resulted in a cash inflow of $1,644,588 for the three months ended March 31, 2026, which is represented by $1,644,588 proceeds from the sale of stock.

Our financing activities resulted in a cash inflow of $158,237 for the three months ended March 31, 2025, which is represented by $168,237 proceeds from the sale of stock and $10,000 payment in debt offering costs.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for disclosures regarding the Company’s critical accounting policies and estimates, as well as updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended March 31, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

Part II - Other Information

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

On January 15, 2026, the Company issued 2,500,000 Common Stock warrants under its employee stock option plan to an employee with an exercise price of $0.0825.

On April 30, 2026, the Company issued 5,959,847 shares of Common Stock to an employee in exchange for the cashless exercise of 6,000,000 warrants .

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: May 14, 2026	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

