Form 10-Q
period 2026-06-30
Kraig Biocraft Laboratories, Inc.
filed 2026-08-13
CIK 1413119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 1,115,334,070 shares of the issuer’s Class A common stock, no par value per share, outstanding, 0 shares of the issuer’s Class B common stock, no par value per share, outstanding and 3 shares of preferred stock, no par value per share, outstanding.

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,391,646	$1,790,236
Inventory	134,142	29,067
Prepaid expenses	49,057	49,338
Total Current Assets	3,574,845	1,868,641

Property and Equipment, net	54,403	25,003
Investment in gold bullions (cost $241,120 and $450,216, respectively)	440,652	494,259
Operating lease right-of-use asset, net	191,906	170,463
Security deposit	9,986	7,174

Total Assets	$4,271,792	$2,565,540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$504,607	$505,111
Note payable - related party	1,492,000	1,492,000
Royalty agreement payable - related party	65,292	65,292
Accounts payable and accrued expenses - related party	8,767,002	8,330,933
Operating lease liability, current	72,843	51,909
Total Current Liabilities	10,901,744	10,445,245

Long Term Liabilities
Operating lease liability, net of current	121,164	119,253
Total Liabilities	11,022,908	10,564,498

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit

Preferred stock, no par value; unlimited shares authorized, none, issued and outstanding	-	-
Preferred stock Series A, no par value; 3 and 3 shares issued and outstanding, respectively	5,237,800	5,237,800
Common stock Class A, no par value; unlimited shares authorized, 1,115,334,070 and 1,084,010,130 shares issued and outstanding, respectively	33,930,501	31,015,428
Common stock Class B, no par value; unlimited shares authorized, no shares issued and outstanding	-	-
Common Stock Issuable, 1,122,311 and 1,122,311 shares, respectively	22,000	22,000
Additional paid-in capital	12,619,910	12,434,886
Accumulated Deficit	(58,561,327)	(56,709,072)

Total Stockholders’ Deficit	(6,751,116)	(7,998,958)

Total Liabilities and Stockholders’ Deficit	$4,271,792	$2,565,540

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	374,381	344,035	869,947	652,886
Professional Fees	69,862	43,625	140,697	106,660
Officer’s Salary	194,821	186,197	387,219	370,927
Research and Development	64,369	63,888	131,070	87,764
Total Operating Expenses	703,433	637,745	1,528,933	1,218,237

Loss from Operations	(703,433)	(637,745)	(1,528,933)	(1,218,237)

Other Income/(Expenses)
Net change in unrealized depreciation on investment in gold bullion	(74,015)	(10,011)	(53,607)	107,477
Interest expense	(151,399)	(141,986)	(299,832)	(282,334)
Gain on sale of gold	-	62,469	-	62,469
Interest income	19,312	1,140	30,117	4,459
Total Other Income/(Expenses)	(206,102)	(88,388)	(323,322)	(107,929)

Net (Loss) before Provision for Income Taxes	(909,535)	(726,133)	(1,852,255)	(1,326,166)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(909,535)	$(726,133)	$(1,852,255)	$(1,326,166)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	1,110,343,050	1,047,493,242	1,100,659,919	1,044,492,324

Kraig Biocraft Laboratories, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the three and six months ended June 30, 2026

(Unaudited)

	Preferred Stock - Series A		Common Stock - Class A			Common Stock - Class B		To be issued			Accumulated
	Shares	Par	Shares	Par		Shares	Par	Shares	Par	APIC	Deficit	Total

Balance, March 31, 2026 (Unaudited)	3	$5,237,800	1,100,591,733	$32,660,016		-	$-	1,122,311	$22,000	$12,670,302	$(57,651,792)	(7,061,674)

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	20,318	-	20,318

Warrants issued for services	-	-	-	-		-	-	-	-	43,264	-	43,264

Options issued for services	-	-	-	-		-	-	-	-	10,157	-	10,157

Shares issued in connection with cashless warrants exercise	-	-	5,959,847	142,526						(142,526)		-

Imputed interest - related party	-	-	-	-		-	-	-	-	18,395	-	18,395

Issuance of common stock	-	-	8,782,490	1,127,959		-	-	-	-	-	-	1,127,959

Net loss for the three months ended June 30, 2026	-	-	-	-		-	-	-	-	-	(909,535)	(909,535)

Balance, June 30, 2026 (Unaudited)	3	$5,237,800	1,115,334,070	$33,930,501		-	$-	1,122,311	$22,000	$12,619,910	$(58,561,327)	(6,751,116)

Balance, December 31, 2025 (Audited)	3	$5,237,800	1,084,010,130	$31,015,428	#	-	$-	1,122,311	$22,000	$12,434,886	$(56,709,072)	(7,998,958)

Warrants issued for services - related parties	-	-	-	-		-	-	-	-	40,636	-	40,636

Warrants issued for services	-	-	-	-		-	-	-	-	229,810	-	229,810

Options issued for services	-	-	-	-		-	-	-	-	20,314	-	20,314

Shares issued in connection with cashless warrants exercise	-	-	5,959,847	142,526						(142,526)		-

Imputed interest - related party	-	-	-	-		-	-	-	-	36,790	-	36,790

Issuance of common stock	-	-	25,364,093	2,772,547		-	-	-	-	-	-	2,772,547

Net loss for the six months ended June 30, 2026	-	-	-	-		-	-	-	-	-	(1,852,255)	(1,852,255)

Balance, June 30, 2026 (Unaudited)	3	$5,237,800	1,115,334,070	$33,930,501		-	$-	1,122,311	$22,000	$12,619,910	$(58,561,327)	(6,751,116)

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

Kraig Biocraft Laboratories, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(1,852,255)	$(1,326,166)
Adjustments to reconcile net loss to net cash used in operations
Depreciation expense	13,324	11,520
Net change in unrealized depreciation (appreciation) and depreciation in gold bullions	53,607	(107,477)
Gain on sale of gold bullions	-	(62,469)
Imputed interest - related party	36,790	40,093
Fair value of options issued for services	20,314	8,394
Warrants issued/(cancelled) to consultants	270,446	98,069
Changes in operating assets and liabilities:
(Increase) Decrease prepaid expenses	(2,531)	13,508
(Increase) in inventory	(105,075)	-
Decrease in operating lease right-of-use, net	33,749	27,662
Increase in accrued expenses and other payables - related party	436,069	413,426
(Decrease) Increase in accounts payable	(504)	34,514
Decrease in operating lease liabilities, current	(32,347)	(28,698)
Net Cash Used In Operating Activities	(1,128,413)	(877,624)

Cah Flows from Investing Activities
Proceeds from sale of investment in gold	-	147,238
Purchase of fixed assets	(42,724)	(3,783)
Net Cash Provided (Used in) by Investing Activities	(42,724)	143,455

Cash Flows From Financing Activities:
Proceeds from Standby Equity Purchase Agreement	2,772,547	856,367
Payment of debt offering costs	-	(10,000)
Net Cash Provided by Financing Activities	2,772,547	846,367

Net Change in Cash and Cash Equivalents	1,601,410	112,198

Cash and Cash Equivalents at Beginning of Period	1,790,236	673,264

Cash and Cash Equivalents at End of Period	$3,391,646	$785,462

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Adoption of lease standard ASC 842	$55,192	$-
Common shares issued in connection with Standby Equity Purchase Agreement - Commitment Share fee	$-	$100,000
Shares issuable in connection with cashless warrant exercise	$142,526	$79,578

Kraig Biocraft Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements as of June 30, 2026

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

As of June 30, 2026, and December 31, 2025, the Company had $3,391,646 and $1,790,236, in cash and cash equivalent accounts.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by the Financial Accounting Standards Board (“FASB” Accounting Standards Codification (“ASC”) No. 260, “Earnings per Share.” For June 30, 2026, and December 31, 2025, warrants were not included in the computation of income/ (loss) per share because their inclusion is anti-dilutive.

The computation of basic and diluted loss per share for June 30, 2026, and December 31, 2025 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2026	December 31, 2025

Stock Warrants (Exercise price - $0.001- $0.25/share)	58,285,714	72,285,714
Stock Options (Exercise price - $0.1150/Share)	37,481,000	34,981,000
Convertible Preferred Stock	3	3
Common Stock Payable	1,122,311	1,122,311
Total	96,889,028	108,389,028

Research and Development Costs

The Company expenses all research and development costs as incurred, for which there is no alternative future use.

For the three months ended June 30, 2026, and 2025, the Company had $64,369 and $63,888, respectively, in research and development costs.

For the six months ended June 30, 2026, and 2025, the Company had $131,070 and $87,764, respectively, in research and development costs.

Advertising Expense

The Company follows the policy of charging the costs of advertising to expense as incurred. There was no advertising expense in the three and six months ended June 30, 2026, and 2025.

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

The following are the major categories of assets measured at fair value on a recurring basis: as of June 30, 2026, and December 31, 2025, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

The Company has consistently applied the valuation techniques in all periods presented. The following table presents the Company’s assets which were measured at fair value at June 30, 2026, and December 31, 2025:

	June 30, 2026				December 31, 2025
	Fair Value Measurement Using				Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Investment in gold	$440,652	$-	$-	$440,652	$494,259	$-	$-	$494,259
Money market fund	$3,281,516	$-	$-	$3,281,516	$1,408,399	$-	$-	$1,408,399
Total	$3,722,168	$-	$-	$3,722,168	$1,902,658	$-	$-	$1,902,658

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

For the three months ended June 30, 2026 and 2025, the Company recognized an unrealized loss of $74,015 and loss of $10,011, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

For the six months ended June 30, 2026 and 2025, the Company recognized an unrealized loss of $53,607 and an unrealized gain of $107,477, respectively, in “Other (income) expense, net” in the Consolidated Statements of Operations, reflecting changes in the fair value of gold bullion.

Storage and Custody

The Company holds its gold bullion in a segregated vault operated by an independent third-party custodian. The Company periodically verifies the existence and condition of the gold through physical inspections and independent third-party audits.

The following tables summarize activity in gold bullion for the three months ended June 30, 2026:

Six Months Ended June 30, 2026	Ounces	Cost	Fair Value

Balance December 31, 2025	110	$4,006	$494,259
Net change in unrealized loss	-		(53,607)
Balance June 30, 2026	110	$4,006	$440,652

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

For the three and six months ended June 30, 2026, and 2025, the Company recognized $0 and $0 respectively in revenue.

Concentration of Credit Risk

The Company at times has cash and cash equivalents in banks in excess of FDIC insurance limits. At June 30, 2026, and December 31, 2025, the Company had approximately $2,785,035 and $0, respectively in excess of FDIC insurance limits.

On March 12, 2023, the U.S. government took extraordinary steps to stop a potential banking crisis after the historic failure of Silicon Valley Bank, assuring all depositors at the failed institution that they could access all their money quickly, even as another major bank was shut down. The Company had no exposure to a failed bank. The Company averts risks associated with such a crisis by holding minimum cash balances required for uninterrupted operations, federal funds money market fund, and U.S. government-backed securities. As of June 30, 2026 and December 31, 2025, the Company held $3,281,516 and $1,408,399, respectively, million in a federal money market fund (the “Fund”) with an investment objective to seek to provide current income while maintaining liquidity and a stable share price of $1. The Fund invests at least 99.5% of its total assets in cash, U.S. government securities, and/or repurchase agreements that are collateralized solely by U.S. government securities or cash (collectively, government securities). As such it is considered one of the most conservative investment options offered.

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

The Company holds a 15% direct equity investment in Global Silk Solutions Joint Stock Company, a private Company. We received this investment in exchange for nominal consideration and carry the investment at $0 on June 30, 2026, and December 31, 2025, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out “FIFO” method and includes the purchase price and other costs incurred to bring the inventory to its present location and condition.

The Company’s inventory primarily consists of in-process materials such as wet and dry cocoons as well as reeled silk held for additional production processing and commercial sales. The Company periodically evaluates inventory for deterioration, damage, excess quantities, obsolescence and changes in expected future use or estimated net realizable value. When the carrying value of inventory exceeds its estimated net realizable value, the Company records a write-down to reduce the inventory to its estimated net realizable value.

Materials consumed in research and development activities are charged to research and development expenses when used. Materials acquired for a specific research and development project that have no alternative future use are expensed as incurred.

During the six months ended June 30, 2026, the Company recorded an inventory write-down of $32,814 to reduce the carrying value of certain inventory to its estimated net realizable value. The inventory write-down was included in research and development expense in the accompanying condensed consolidated statements of operations.

At June 30, 2026 inventory was $134,142 consisting of wet cocoons, dry cocoons and silk.

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency of $7,326,899 and stockholders’ deficiency of $6,751,116 and used $1,128,413 of cash in operations for the six months ended June 30, 2026. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 EQUIPMENT

At June 30, 2026, and December 31, 2025, property and equipment, net, is as follows:

	June 30, 2026	December 31, 2025	Estimated Useful Lives (Years)
Automobile	$55,105	$41,805	5
Laboratory Equipment	166,137	138,332	5-10
Office Equipment	8,879	7,260	5-10
Leasehold Improvements	82,739	82,739	2-5

Less: Accumulated Depreciation	(258,457)	(245,133)
Total Property and Equipment, net	$54,403	$25,003

Depreciation expense for the three months ended June 30, 2026, and 2025, was $7,102 and $5,837 respectively.

Depreciation expense for the six months ended June 30, 2026, and 2025, was $13,324 and $11,520 respectively.

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

On September 20, 2024, the Company signed a nine year lease for an 80 square meter facility in Lam Dong, Vietnam that commenced on September 20, 2024, and ends on December 31, 2030. The rent payments started after December 31, 2024. We pay the annual rent as follows:

Lease Term		Annual Rent
9/20/2024	9/30/2026	$7,200.00
10/1/2026	12/31/2027	$7,920.00
1/1/2028	12/31/2030	$8,712.00

If the agreement is renewed, price will increase with Vietnam’s state land price bracket, not to exceed 10%.In addition, the Company paid a security deposit of ~$3,657 for October 1, 2026, through December 31, 2027. Additional deposit of ~$3,657 will be due on January 1, 2028. The Company recorded ROU asset of $39,489 and lease liability of $39,489 in accordance with the adoption of the new guidance.

On January 1, 2026, the Company signed a two year lease for the land and single-story house in Lam Dong, Vietnam that commenced on January 1, 2026 and ends on December 31, 2027. Annual rent was paid in the amount of ~$6,840 and a deposit of $~760 was paid as of June 30, 2026. We pay the annual rent as follows:

Lease Term		Annual Rent
1/1/2026	12/31/2026	$6,840.00
1/1/2027	12/31/2037	$6,840.00

The Company recorded ROU asset of $12,603 and lease liability of $12,603 in accordance with the adoption of the new guidance.

On March 31, 2026, the Company signed a three year lease for the land in Lam Dong, Vietnam that commenced on April 1, 2026 and ends on March 31, 2029. The Company paid rent for April, May and June 2026 in the amount of ~$1,710 and a deposit of $~570 as of June 30, 2026. We pay the annual rent as follows:

Lease Term		Annual Rent
4/1/2026	3/31/2027	$6,840.00
4/1/2027	3/31/2028	$6,840.00
4/1/2028	3/31/2029	$6,840.00

The Company recorded ROU asset of $18,190 and lease liability of $18,190 in accordance with the adoption of the new guidance.

On April 23, 2026, the Company signed a five year lease for the land in Lam Dong, Vietnam that commenced on May 1, 2026 and ends on April 30, 2031. The Company paid rent for May through December 2026 in the amount of ~$633 as of June 30, 2026. We pay the annual rent as follows:

Lease Term		Annual Rent
5/1/2026	4/30/2027	$950.00
5/1/2027	4/30/2028	$950.00
5/1/2028	4/30/2029	$950.00
5/1/2029	4/30/2030	$950.00
5/1/2030	4/30/2031	$950.00

The Company recorded ROU asset of $3,904 and lease liability of $3,904 in accordance with the adoption of the new guidance.

On April 28, 2026, the Company signed a three year lease for the facility in Lam Dong, Vietnam that commenced on May 1, 2026, and ends on April 30, 2028. The Company paid rent for May and June 2026 in the amount of ~$1,292 and a deposit of ~$1,292 as of June 30, 2026. We pay the annual rent as follows:

Lease Term		Annual Rent
5/1/2026	4/30/2027	$7,752.00
5/1/2027	4/30/2028	$7,752.00

The Company recorded ROU asset of $14,283 and lease liability of $14,283 in accordance with the adoption of the new guidance.

On May 13, 2026, the Company signed a three year lease for the storage facility in Lam Dong, Vietnam that commenced on May 15, 2026 and ends on May 14, 2029. The Company paid rent for May through July 2026 in the amount of ~$570 and a deposit of ~$190 as of June 30, 2026. We pay the annual rent as follows:

Lease Term		Annual Rent
5/14/2026	5/13/2027	$2,280.00
5/14/2027	5/13/2028	$2,280.00
5/14/2028	5/13/2029	$2,280.00

The Company recorded ROU asset of $6,212 and lease liability of $6,212 in accordance with the adoption of the new guidance.

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2026:

At June 30, 2026, and December 31, 2025, the Company had no financing leases as defined in ASC 842, “Leases.”

	June 30, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$191,906		$170,463

Liabilities

Operating lease liability	$194,007		$171,162

Weighted-average remaining lease term (years)	2.66		3.14

Weighted-average discount rate	8%		8%

The components of lease expense were as follows:

Operating lease costs

Amortization of right-of-use operating lease asset	$41,287		$63,696
Impairment of right of use asset	$-		-
Total operating lease costs	$41,287		$63,696

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$39,559		$47,583
Right-of-use asset obtained in exchange for new operating lease liability	$55,192		$140,038
Impairment of right of use asset	$-	$
Net	$-		$-

Future minimum lease payments required under leases that have initial or remaining non-cancellable lease terms in excess of one year at June 30, 2026:

2026 (6 months)	$43,077
2027	86,030
2028	62,808
2029	12,322
2030 and beyond	12,883
Total lease payments	217,120
Less: amount representing interest	(23,113)
Total lease obligations	194,007

Less: current portion of operating lease liability	(72,843)
Long-term portion operating lease liability	$121,164

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

Total loan payable to the founder and CEO for as of June 30, 2026, is $1,492,000.

Total loan payable to the founder and CEO as of December 31, 2025, is $1,492,000.

During the six months ended June 30, 2026, the Company recorded $36,790 as an in-kind contribution of interest related to the loan and recorded accrued interest payable of $28,446. As of June 30, 2026, total interest payable is $377,775.

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

As of June 30, 2026, total interest payable is $3,883,556.

As of December 31, 2025, total interest payable is $3,620,514.

NOTE 6 STOCKHOLDERS’ DEFICIT

(A) Common Stock Issued for Cash

On January 21, 2025, the Company entered into a Standby Equity Purchase Agreement with an investor granting the Company the rights to sell up to $10 Million of common stock.

During the six months ended June 30, 2026, the Company sold 25,364,093 shares of common stock for total cash proceeds of $2,772,547.

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

None issued for the six months ended June 30, 2026.

On July 9, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered having a fair value of $434,600, based upon the quoted closing price ($0.09/share).

On July 16, 2025, the Company issued 5,000,000 shares of Common Stock to a consultant for services rendered having a fair value of $400,000, based upon the quoted closing price ($0.08/share).

(C) Common Stock Warrants and Options

On May 4, 2026, the Company issued 5,959,847 shares of Common stock in connection with the cashless exercise of 6,000,000 warrants.

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

On October 22, 2025, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.091 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $166,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company. Options will be exercisable on October 16, 2025. During the three months ended June 30, 2026, the Company recorded $ 11,920 as an expense for options issued.

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

During the three months ended June 30, 2026, the Company recorded $58,170 as an expense for options issued.

Expected dividends	0%
Expected volatility	125.30%
Expected term	5.5 years
Risk free interest rate	4.03%
Expected forfeitures	0%

On October 1, 2024, the Company issued a 7-year option to purchase 461,000 shares of common stock at an exercise price of $0.8685 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $33,533, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended June 30, 2026, the Company recorded $ 8,394as an expense for options issued.

Expected dividends	0%
Expected volatility	127.90%
Expected term	4.5 years
Risk free interest rate	3.51%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended June 30, 2026, the Company recorded $13,629 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended June 30, 2026, the Company recorded $13,629 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024, the Company issued a 7-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $190,880, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2031. During the three months ended December 31, 2025, the Company recorded $13,629 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	7 years
Risk free interest rate	3.76%
Expected forfeitures	0%

On August 6, 2024 the Company issued a 7-year option to purchase 50,000 shares of common stock at an exercise price of $0.1024 per share for services rendered. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99, and the contractual term for all other employee and non-employee awards. The options had a fair value of $4,345, based upon the Black-Scholes option-pricing model on the date of grant. Options will vest upon certain triggering events as defined by the Company in the Employee Stock Option Plan, as long as the employee remains with the Company at vesting date. Options will be exercisable on August 6, 2026. During the three months ended June 30, 2026, the Company recorded $1,086 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.80%
Expected term	4.5 years
Risk free interest rate	3.73%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 6,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $162,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. During the three months ended June 30, 2026, the Company recorded $16,200 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2024, and for a period of 10 years expiring on December 13, 2033. During the three months ended June 30, 2026, the Company recorded $10,800 as an expense for options issued.

Expected dividends	0%
Expected volatility	133.30%
Expected term	6.25 years
Risk free interest rate	4.04%
Expected forfeitures	0%

Warrant activity as of June 30, 2026 is summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000
Exercisable – December 31, 2025	72,285,714	$0.098	3.81	$1,733,000
Granted	-	$-	-	–
Exercised	(6,000,000)	$(0.001)	–	–
Cancelled/Forfeited	(8,000,000)	$0.25	–	–
Outstanding – June 30, 2026	58,285,714	$0.098	4.15	$1,533,000
Exercisable – June 30, 2026	58,285,714	$0.098	4.15	$1,533,000

As of June 30, 2026, the following warrants were outstanding:

Exercise Price Warrants Outstanding		Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

	$0.04	2,300,000	0.25	$138,000
	$0.2299	2,000,000	0.11	$–
	$0.12	12,500,000	0.55	$–
	$0.14	4,285,714	0.55	$–
	$0.04	4,000,000	6.46	$240,000
	$0.04	6,000,000	6.46	$360,000
	$0.04	10,000,000	6.46	$600,000
	$0.0825	5,000,000	6.28	$88,750
	$0.0825	5,000,000	7.11	$88,750
	$0.08	150,000	4.27	$3,000
	$0.08	500,000	4.25	$10,000
	$0.1024	2,000,000	5.11	$-
	$0.1024	2,000,000	5.11	$-
	$0.1024	2,000,000	5.11	$-
	$0.1024	50,000	5.11	$-
	$0.0910	250,000	4.00	$2,250
	$0.0910	250,000	4.00	$2,250
$		$58,285,714		$1,533,000

As of December 31, 2025, the following warrants were outstanding:

Exercise Price Warrants Outstanding		Warrants Exercisable	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	$0.001	6,000,000	0.41	$534,000
	$0.04	2,300,000	0.75	$115,000
	$0.2299	2,000,000	0.60	$–
	$0.25	8,000,000	0.23	$–
	$0.12	12,500,000	1.04	$–
	$0.14	4,285,714	1.04	$–
	$0.04	4,000,000	6.96	$200,000
	$0.04	6,000,000	6.96	$300,000
	$0.04	10,000,000	6.96	$500,000
	$0.0825	5,000,000	6.78	$38,750
	$0.0825	5,000,000	7.61	$38,750
	$0.08	150,000	4.76	$1,500
	$0.08	500,000	4.75	$5,000
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	2,000,000	5.61	$–
	$0.1024	50,000	5.61	$–
	$0.0910	250,000	4.50	$-
	$0.0910	250,000	4.50	$-
$		72,285,714		$1,733,000

Options activity as of June 30, 2025 is summarized as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2025	34,981,000	$0.114	13.11	$–
Exercisable – December 31, 2025	34,981,000	$0.114	13.11	$–
Granted	2,500,000	$.0825	9.80	–
Exercised	–	$–	–	–
Cancelled/Forfeited	–	$–	–	–
Outstanding – June 30, 2026	37,481,000	$0.169	12.61	$–
Exercisable – June 30, 2026	37,481,000	$0.169	12.61	$–

For the three months ended June 30, 2026, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.169	37,481,000	28,750,500	12.61

For the years ended December 31, 2025, the following options were outstanding:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (in Years)

$0.114	34,981,000	26,750,500	13.11

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

NOTE 7 COMMITMENTS AND CONTINGENCIES

Agreements

On November 10, 2010, the Company entered into an employment agreement with its CEO, effective January 1, 2011 through the December 31, 2015. The term of the agreement is a five year period at an annual salary of $210,000. There is a 6% annual increase. For the year ending December 31, 2015, the annual salary was $281,027. The employee is also to receive a 20% bonus based on the annual based salary. Any stock, stock options bonuses have to be approved by the board of directors. On January 1, 2016, the agreement was renewed with the same terms for another 5 years with an annual salary of $297,889 for the year ended December 31, 2016. On January 1, 2017, the agreement renewed with the same terms for another 5 years, but with an annual salary of $315,764 for the year ended December 31, 2017. On January 1, 2019, the agreement renewed again with the same terms for another 5 years. On January 1, 2025, the agreement renewed again with the same terms, but with an annual salary of $503,277 for the years ended December 31, 2025. On January 1, 2026, the agreement renewed again with the same terms, but with an annual salary of $533,474 for the years ended December 31, 2026. As of June 30, 2026, and December 31, 2025, the accrued salary balance is $4,573,347 and $4,399,253, respectively (See Note 8).

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

As of June 30, 2026, and December 31, 2025, the Company owes $5,356 and $5,892, respectively, to Mr. Rice for payroll payable.

On July 3, 2019, the board of directors appointed Mr. Kenneth Le as the Company’s Director of Government relations and President of Prodigy Textiles. On January 14, 2025 the board of directors appointed Mr. Le as the president of Prodigy Silk. Mr. Le’s employment agreement has a term of one year and can be terminated by either the Company or Mr. Rice at any time. Under the employment agreement, Mr. Le is entitled to annual cash compensation of $60,000. In addition, Mr. Le was issued two three-year warrants to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.2299 per share. As of December 31, 2024, 2,000,000 warrants were cancelled by the Company. On December 13, 2023, the Company issued a 5-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.04 per share to a related party for services rendered. The options had a fair value of $108,000, based upon the Black-Scholes option-pricing model on the date of grant. Options vest 20% on the grant date, 20% will vest on the second anniversary, 20% will vest on the third-year anniversary, 20% will vest on the fourth year anniversary as long as the employee remains with the Company at the end of each successive year for four years. Options will be exercisable on December 31, 2023, and for a period of 10 years expiring on December 13, 2033. As of June 30, 2026, and December 31, 2025, the accrued salary balance is $1,775 and $1953, respectively.

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

(A) License Agreement

On December 26, 2006, the Company entered into an addendum to the intellectual property transfer agreement with Mr. Thompson, its CEO. In accordance with FASB ASC No 480, Distinguishing Liabilities from Equity, the Company determined that the present value of the payment of $120,000 that was due on December 26, 2007. As of June 30, 2026, and December 31, 2025, the outstanding balance is $65,292. For the three months ended June 30, 2026, the Company recorded $980 in interest expensed and related accrued interest payable.

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

We pay annual rent as follows:

Lease Term		Annual Rent
10/01/2025	09/30/2026	$50,008
10/1/2026	09/30/2027	$52,808
10/01/2027	09/30/2028	$55,608

NOTE 8 RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses – related party consists of the following:

	As of June 30, 2026	As of December 31, 2025

Accounts payable - related party	$302,968	$303,321
Accrued expenses - related party	4,580,478	4,407,098
Accrued interest - related party	3,883,556	3,620,514
Total accounts payable and accrued expenses - related party	$8,767,002	$8,330,933

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

Total loan payable to principal stockholder for as of June 30, 2026, is $1,492,000.

Total loan payable to this principal stockholder as of December 31, 2025, is $1,492,000.

On February 2, 2024, the Company repaid $90,000 of accrued expenses to its Chief Executive Officer.

During the six months ended June 30, 2026, the Company recorded $36,790 as an in-kind contribution of interest related to the loan.

During the three months ended June 30, 2025, the Company recorded $40,093 as an in-kind contribution of interest related to the loan.

As of June 30, 2026, total interest payable is $3,883,556.

As of December 31, 2025, total interest payable is $3,620,514.

As of June 30, 2026, and December 31, 2025, there was $302,968 and $303,321, respectively, included in accounts payable – related party, which is owed to the Company’s Chief Executive Officer for expenses paid on behalf of the Company.

As of June 30, 2026, and December 31, 2025, there was $4,580,478 and $4,407,098, respectively, included in accrued expenses – related party, which includes accrued salaries owed to the Company’s senior staff.

As of June 30, 2026, and December 31, 2025, there was $3,883,556 and $3,620,514, respectively, included in accrued interest – related party, which includes interest on accrued salary and accrued expenses owed to the Company’s Chief Executive Officer.

In aggregate as of June 30, 2026, and December 31, 2025, the Company owed $8,767,002 and $8,330,933, respectively to its related parties in accrued salaries and accrued interest.

As of June 30, 2026, and December 31, 2025, the Company owed $65,292 and $65,292, respectively, in royalty agreement payable to Chief Executive Officer.

NOTE 9 LOSS FROM UNAUTHORIZED TRANSFER ACTIVITY

During the six months ended June 30, 2026 an unauthorized third party gained access to the Company’s checking account for Prodigy Silk maintained at a financial institution and fraudulently initiated transfers totaling $21,086 out of the account. Upon discovery of the unauthorized activity in June 2026, the Company notified the financial institution and reported the incident to law enforcement. The Company recognized a loss of $21,086 in connection with the incident, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2026.

The Company is pursuing recovery of the fraudulently transferred funds through financial institution and law enforcement. Recovery of the funds is not assured, and accordingly, the Company has not recognized a receivable for any potential recovery as of June 30, 2026. Any recovery will be recognized in the period in which realization is determined to be probable.

Subsequent to June 30, 2026, the Company has recovered $18,970 of the fraudulently stolen funds from its operations in Asia. The Company and law enforcement are continuing efforts to recover the remaining $2,116.

Following the incident, the Company closed the compromised account and opened a replacement account at the financial institution and implemented additional safeguards over its treasury function, including eliminating all credit and debit cards linked directly to the Company’s accounts for Prodigy Silk. The incident did not result in unauthorized access to the Company’s information technology systems or to any vendor, or employee data, and the Company does not expect the incident to have a material impact on its financial condition, results of operations, or cash flows.

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

The following table presents information about the segment’s loss for the three months ended June 30, 2026:

Revenue	$-

Less:
Employee expense	341,362
Occupancy expense	25,618
Research and development expense	64,369
Professional services expense	69,862
Warrants issued for services expense	73,739
Depreciation and amortization expense	7,101
Interest Expense	151,399
Office expense	31,702
Other segment expense (a)	89,680
Other income	(19,312)
Unrealized investment on gold	74,015
Segment net loss	909,535

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$909,535

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

The following table presents information about the segment’s loss for the three months ended June 30, 2025:

Revenue	$-

Less:
Employee expense	356,922
Occupancy expense	17,107
Research and development expense	80,244
Professional services expense	69,325
Warrants issued for services expense	67,779
Depreciation and amortization expense	5,836
Interest Expense	141,986
Office expense	9,264
Other segment expense (a)	31,725
Interest income	(63,616)
Unrealized investment on gold	10,011
Segment net loss	726,133

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$726,133

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

The following table presents information about the segment’s loss for the six months ended June 30, 2026:

Revenue	$-

Less:
Employee expense	672,202
Occupancy expense	44,255
Research and development expense	131,070
Professional services expense	140,697
Warrants issued for services expense	290,760
Depreciation and amortization expense	13,324
Interest Expense	299,832
Office expense	51,547
Other segment expense (a)	185,078
Interest income	(30,117)
Unrealized investment on gold	53,607
Segment net loss	1,852,255

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$1,852,255

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

Segment Assets:

As of June 30, 2026, total segment assets amounted to $4,271,792.

The following table presents information about the segment’s loss for the six months ended June 30, 2025:

Revenue	$-

Less:
Employee expense	709,965
Occupancy expense	33,669
Research and development expense	115,019
Professional services expense	132,360
Warrants issued for services expense	106,463
Depreciation and amortization expense	11,520
Interest Expense	282,334
Office expense	20,572
Other segment expense (a)	88,676
Interest income	(66,935)
Unrealized investment on gold	(107,477)
Segment net loss	1,326,166

Reconciliation of loss

Adjustments and reconciling items	-

Consolidated net loss	$1,326,166

(a)	Other segment items included in segment net loss include bank service charges, insurance, filing fees, meals, and other overhead expenses

As of June 30, 2025, total segment assets amounted to $1,591,332.

NOTE 11 SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2026 through the date these financial statements were issued, and other than those listed below, has determined that it does not have any material subsequent events to disclose.

As of August 13, 2026, the Company has recovered $18,970 of the fraudulently stolen funds from its operations in Asia. The Company and law enforcement are continuing efforts to recover the remaining $2,116.

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

Standby Equity Purchase Agreement

On January 21, 2025, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to such terms in the SEPA, a copy of which is filed herewith as Exhibit 10.10. As of June 30, 2026, the Company issued a total of 54,166,681 shares of Common Stock in exchange for $5,246,613 under the SEPA.

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

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three Months Ended June 30,			% Change Increase
	2026	2025	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	374,381	344,035	30,346	8.82%
Professional Fees	69,862	43,625	26,237	60.14%
Officer’s Salary	194,821	186,197	8,624	4.63%
Research and Development	64,369	63,888	481	0.75%
Total operating expenses	703,433	637,745	65,688	10.30%
Loss from operations	(703,433)	(637,745)	(65,688)	10.30%
Interest expense	(151,399)	(141,986)	(9,413)	6.63%
Net change in unrealized appreciation on investment in gold bullion	(74,015)	(10,011)	(64,004)	639.34%
Gain on sale of gold	-	62,469	(62,469)	100.00%
Interest income	19,312	1,140	18,172	1594.04%
Net Loss	$(909,535)	$(726,133)	(183,402)	25.26%

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2026, as compared to the three month period ended June 30, 2025, were as follows - some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the three months ended June 30, 2026, we realized $0 of revenues from our business. During the three months ended June 30, 2025, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2026, and June 30, 2025, was $0 or 0%.

Cost of Revenues: Costs of revenues for the three months ended June 30, 2026, were $0, as compared to $0 for the three months ended June 30, 2025, a change of $0 or 0%.

Gross Profit: During the three months ended June 30, 2026, we realized a gross profit of $0, as compared to $0 for the three months ended June 30, 2025, a change of $0 or 0%.

Research and development expenses: During the three months ended June 30, 2026, we incurred $64,369 of research and development expenses. During the three months ended June 30, 2025, we incurred $63,888 of research and development expenses. This was an increase of $481 or 0.75% in 2026 compared with the same period in 2025. This increase was due to an increase in research spending.

Professional Fees: During the three months ended June 30, 2026, we incurred $69,862 of professional expenses, which increased by $26,237 or 60.14% from $43,625 for the three months ended June 30, 2025. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the three months ended June 30, 2026, officers’ salary expenses increased to $194,821 or 4.63% from $186,197 for the three months ended June 30, 2025. This change was primarily due to 6% annual increase for the Company’s CEO.

General and Administrative Expense: General and administrative expenses increased by $30,346 or 8.82% to $374,381 for the three months ended June 30, 2026, from $344,035 for the three months ended June 30, 2025.

Our general and administrative expenses for the three months ended June 30, 2026, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $205,852, travel of $17,804, office salary of $110,725, and consulting of $40,000 for a total of $374,381.

Our general and administrative expenses for the three months ended June 30, 2025, consisted of other general and administrative expenses (which include expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $200,262, travel of $15,421, and office salary of $128,352 for a total of $344,035.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $64,004 to $74,015 for the three month period ended June 30, 2026, from depreciation of $10,011 for the three month period ended June 30, 2025. The increase was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $9,413 to $151,399 for the three month period ended June 30, 2026, from $141,986 for the three month period ended June 30, 2025. The increase was primarily due to interest on certain Company loans.

Interest Income: Interest income increased by $18,172 to $19,312 for the three month period ended June 30, 2026, from $1,140 for the three month period ended June 30, 2025. The increase was primarily due to an increase in interest on money market fund.

Gain from sale of investment in gold: Gain from sale of investment in gold decreased by $62,469 to $0 for the three months ended June 30, 2026 from $62,469 for the three months ended June 30, 2025. This decrease was due to the Company’s partial sale of its investment in gold.

Net Loss: Net loss increased by $183,402, or 25.26%, to a net loss of $909,535 for the three month period ended June 30, 2026 from a net loss of $726,133 for the three month period ending June 30, 2025. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees, officers’ salary, with a slight offset in research and development fees.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six Months Ended			% Change
	June 30,			Increase
	2026	2025	Change	(Decrease)
NET REVENUES	$-	$-	-	-
COSTS OF REVENUES	-	-	-
Gross Profit	-	-	-
OPERATING EXPENSES:
General and Administrative	869,947	652,886	217,061	33.25%
Professional Fees	140,697	106,660	34,037	31.91%
Officer’s Salary	387,219	370,927	16,292	4.39%
Research and Development	131,070	87,764	43,306	49.34%
Total operating expenses	1,528,933	1,218,237	310,696	25.50%
Loss from operations	(1,528,933)	(1,218,237)	(310,696)	25.50%
Interest expense	(299,832)	(282,334)	(17,498)	6.20%
Net change in unrealized appreciation on investment in gold bullion	(53,607)	107,477	(161,084)	-149.88%
Gain on sale of gold	-	62,469	(62,469)	100.00%
Interest income	30,117	4,459	25,658	575.42%
Net Loss	$(1,852,255)	$(1,326,166)	(526,089)	39.67%

Our revenue, operating expenses, and net loss from operations for the three month period ended June 30, 2026, as compared to the six month period ended June 30, 2025, were as follows - some balances on the prior period’s combined financial statements have been reclassified to conform to the current period presentation:

Net Revenues: During the six months ended June 30, 2026, we realized $0 of revenues from our business. During the six months ended June 30, 2025, we realized $0 of revenues from our business. The change in revenues between the quarter ended June 30, 2026, and June 30, 2025, was $0 or 0%.

Cost of Revenues: Costs of revenues for the six months ended June 30, 2026, were $0, as compared to $0 for the six months ended June 30, 2025, a change of $0 or 0%.

Gross Profit: During the six months ended June 30, 2026, we realized a gross profit of $0, as compared to $0 for the six months ended June 30, 2025, a change of $0 or 0%.

Research and development expenses: During the six months ended June 30, 2026, we incurred $131,070 of research and development expenses. During the six months ended June 30, 2025, we incurred $87,764 of research and development expenses. This was an increase of $43,306 or 49.34% in 2026 compared with the same period in 2025. This increase was due to an increase in research spending.

Professional Fees: During the six months ended June 30, 2026, we incurred $140,697 of professional expenses, which increased by $34,037 or 31.91% from $106,660 for the six months ended June 30, 2025. This increase was primarily due to an increase in professional fees and in investor relations services.

Officers Salary: During the six months ended June 30, 2026, officers’ salary expenses increased to $387,219 or 4.39% from $370,927 for the six months ended June 30, 2025. This change was primarily due to 6% annual increase for the Company’s CEO.

General and Administrative Expense: General and administrative expenses increased by $217,061 or 33.25% to $869,947 for the six months ended June 30, 2026, from $652,886 for the six months ended June 30, 2025.

Our general and administrative expenses for the six months ended June 30, 2026, consisted of other general and administrative expenses (which includes expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $532,949, travel of $26,274, office salary of $210,724, and consulting of $40,000 for a total of $869,947.

Our general and administrative expenses for the six months ended June 30, 2025, consisted of other general and administrative expenses (which include expenses such as auto, business development, SEC filings, investor relations, general office, warrants and shares issued for services) of $368,423, travel of $26,321, and office salary of $258,142 for a total of $652,886.

Net Change in Unrealized Appreciation and Depreciation on Investment in Gold Bullion: Net change in unrealized appreciation on investment in gold bullion decreased by $161,084 to $53,607 for the six month period ended June 30, 2026, from appreciation of $107,477 for the six month period ended June 30, 2025. The decrease was primarily due to a net change in unrealized appreciation on investment in gold bullion.

Interest Expense: Interest expense increased by $17,498 to $299,832 for the six month period ended June 30, 2026, from $282,334 for the six month period ended June 30, 2025. The increase was primarily due to interest on certain Company loans.

Gain from sale of investment in gold: Gain from sale of investment in gold decreased by $62,469 to $0 for the six months ended June 30, 2026 from $62,469 for the six months ended June 30, 2025. This decrease was due to the Company’s partial sale of its investment in gold.

Interest Income: Interest income increased by $25,658 to $30,117 for the six month period ended June 30, 2026, from $4,459 for the six month period ended June 30, 2025. The increase was primarily due to an increase in interest on money market fund.

Net Loss: Net loss increased by $526,089, or 39.67%, to a net loss of $1,852,255 for the six month period ended June 30, 2026 from a net loss of $1,326,166 for the six month period ending June 30, 2025. This increase in net loss was primarily attributable to increases in general and administrative expenses, professional fees, officers’ salary, and in research and development fees.

Capital Resources and Liquidity

Our financial statements have been presented on the basis that we have a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As presented in the unaudited condensed financial statements, we incurred a net loss of $1,852,255 during the six months ended June 30, 2026, and losses are expected to continue in the near term. The accumulated deficit is $58,561,327 at June 30, 2026. Refer to Note 2 for our discussion of stockholder deficit. We have been funding our operations through private loans and the sale of common stock in private placement transactions. Our cash resources are insufficient to meet our planned business objectives without additional financing. These and other factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of our company to continue as a going concern.

Management anticipates that significant additional expenditures will be necessary to develop and expand our business before significant positive operating cash flows can be achieved. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. At June 30, 2026, we had $3,391,646 of cash on hand. These funds are insufficient to complete our business plan and as a consequence, we will need to seek additional funds, primarily through the issuance of debt or equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Cash and cash equivalents, total current assets, total assets, total current liabilities, and total liabilities as of June 30, 2026, as compared to December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$3,391,646	$1,790,236
Inventory	$134,142	$29,067
Prepaid expenses	$49,057	$49,338
Total current assets	$3,574,845	$1,868,641
Total assets	$4,271,792	$2,565,540
Total current liabilities	$10,901,744	$10,445,245
Total liabilities	$11,022,908	$10,564,498

At June 30, 2026, we had a working capital deficit of $7,326,899, compared to a working capital deficit of $8,576,604 at December 31, 2025. Current liabilities increased to $10,901,744 at June 30, 2026, from $10,445,245 at December 31, 2025, primarily as a result of accounts payable - related party.

For the six months ended June 30, 2026, net cash used in operations of $1,128,413 was the result of a net loss of $1,852,255 offset by depreciation expense of $13,324, net change in unrealized depreciation in gold bullions of $53,607, warrants issuance of $270,446, options issued for services of $20,314, imputed interest on related party loans of $36,790, an increase in prepaid expenses of $2,531, an increase in inventory of $105,075, a decrease in operating lease right of use of $33,749, an increase of accrued expenses and other payables-related party of $436,069, increase in accounts payable of $504 and a decrease in operating lease liabilities of $32,347.

For the six months ended June 30, 2025, net cash used in operations of $902,624 was the result of a net loss of $1,326,166 offset by depreciation expense of $11,520, net change in unrealized appreciation in gold bullions of $107,477, gain on sale of gold bullions of $62,469, warrants issuance of $98,069, options issuance of $8,394, imputed interest on related party loans of $40,093, a decrease in prepaid expenses of $13,508, a decrease in operating lease right of use of $27,662, an increase of accrued expenses and other payables-related party of $413,426, increase in accounts payable of $34,514 and a decrease in operating lease liabilities of $28,698.

Net cash used in our investing activities were $42,724 and $143,455 for the six months ended June 30, 2026, and June 30, 2025, respectively. During the six months ended June 30, 2026 the Company had purchase of fixed assets of $42,724. During the six months ended June 30, 2025, the Company had net proceeds from the sale investment in gold of $147,238 and purchase of fixed assets of $3,783.

Our financing activities resulted in a cash inflow of $2,772,547 for the six months ended June 30, 2026, which is represented by $2,772,547 proceeds from the sale of stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal quarter ended June 30, 2026, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. However, due to the unauthorized access to our checking account for Prodigy Silk, we have implemented additional safeguards to our accounts (See “Note 9 – Loss from Unauthorized Transfer Activity” for further information). Although we continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls and management oversight of accounting and reporting functions in the future, as we stated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber or such time as we have sufficient cash flow to carry out our remediation plans.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the six months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Kraig Biocraft Laboratories, Inc.
(Registrant)

Date: August 13, 2026	By:	/s/ Kim Thompson
Kim Thompson
President, Chief Executive Officer and
Chief Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

